Form 10-Q
period 2014-03-31
Regen BioPharma Inc
filed 2014-05-05
CIK 1589150

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-191725

REGEN BIOPHARMA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	45-5192997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, St 304, La Mesa, California 91942

(Address of Principal Executive Offices)

619 702 1404

(Issuer’s telephone number)

None

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☑ Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2014 there were 51,910,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
(A Development Stage Company)
BALANCE SHEET

	As of	As of
	March 31, 2014	September 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	122,789	115,922
Total Current Assets	122,789	115,922

TOTAL ASSETS	122,789	115,922

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	833	0
Accrued payroll taxes	6,764
Total Current Liabilities	7,597	0
Total Liabilities	7,597	0

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized;
51,610,000 issued and outstanding as of
September 30, 2013 and 51,910,000 shares issued and outstanding March 31, 2014	5,191	5,161
Preferred Stock($.0001 par value) 5,000,000 shares authorized
0 shares issued and outstanding as of September 30, 2013 and March 31, 2014	0	0
Additional Paid in capital	485,097	185,127
Contributed Capital	542,858	447,858
Retained Earnings (Deficit) accumulated during the development stage	(917,954)	(522,224)
Total Stockholders' Equity (Deficit)	115,192	115,922

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	122,789	115,922

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	Quarter ended	Quarter ended	Six Months ended	Six Months ended	From Inception to
					(April 24, 2012) to
	3/31/14	3/31/13	3/31/14	3/31/13	3/31/2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

	0	0	0	0	0
REVENUES

COST AND EXPENSES
Research and Development	8,042		13,867	5,394	39,976
General and Administrative	133,086	70,505	262,381	156,950	662,445
Consulting and Professional Fees	28,915		79,630		140,483
Total Costs and Expenses	170,043	70,505	355,878	162,344	842,904

OPERATING LOSS	(170,043)	(70,505)	(355,878)	(162,344)	(842,904)

OTHER INCOME & (EXPENSES)
Refunds of amounts previously paid					35,000
Capital contribution to parent	(16,158)		(39,852)		(110,050)
TOTAL OTHER INCOME (EXPENSE)					(75,050)

NET INCOME (LOSS)	(186,201)	(70,505)	(395,730)	(162,344)	(917,954)
BASIC AND FULLY DILUTED
EARNINGS (LOSS) PER SHARE	(0.004)	(7.051)	(0.008)	(16.234)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	51,910,000	10,000	51,552,253	10,000

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Six Months	Six Months	From Inception
	March 31 2014	March 31 2013	to March 31, 2014
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(395,730)	$(162,344)	$(917,954)
Adjustments to reconcile net Income to net cash
Common Stock issued for expenses			$70,198
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	$833	$10,000	$833
Increase (Decrease) in accrued Expenses	$6,764		$6,764
Net Cash Provided by (Used in) Operating Activities	$(388,133)	$(152,344)	$(840,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	300,000		420,090
Increase in Contributed Capital	95,000	162,049	542,858
Net Cash Provided by (Used in) Financing Activities	395,000	162,049	962,948

Net Increase (Decrease) in Cash	$6,867	$9,705	$122,789

Cash at Beginning of Period	115,922	923	0

Cash at End of Period	$122,789	$10,628	$122,789

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Financial Statements

As of March 31, 2014

The accompanying financial statements have been prepared by Regen BioPharma, Inc. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2013 audited financial statements. .

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was organized April 24, 2012 under the laws of the State of Nevada. The Company is a wholly owned subsidiary of Bio-Matrix Scientific Group, Inc, a Delaware corporation.

The Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30 year-end.

B. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. DEVELOPMENT STAGE

The Company is a development stage company devoting substantially all of its efforts to establish a new business.

D. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

E. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are expensed in the year in which they are incurred. Expenditures that enhance the value of property and equipment are capitalized.

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  A fair value hierarchy requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

Level 1:  Quoted prices in active markets for identical assets or liabilities

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

G. INCOME TAXES

The Company accounts for income taxes using the liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31 2014 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carry forward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

H.  BASIC EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 260, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective from inception.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding.

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarter ended March 31, 2014 and $0 for the twelve months ended September 30, 2013.

NOTE 2   .  RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting standards updates were recently issued and have not yet been adopted by us. These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

On January 31, 2013, the FASB issued Accounting Standards Update [ASU] 2013-01, entitled Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The guidance in ASU 2013-01 amends the requirements in the FASB Accounting Standards Codification [FASB ASC] Topic 210, entitled Balance Sheet. The ASU 2013-01 amendments to FASB ASC 210 clarify that ordinary trade receivables and receivables in general are not within the scope of ASU 2011-11, entitled Disclosure about Offsetting Assets and Liabilities, where that ASU amended the guidance in FASB ASC 210. As those disclosures now are modified with the ASU 2013-01 amendments, the FASB ASC 210 balance sheet offsetting disclosures now clearly are applicable only where reporting entities are involved with bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and lending transactions that either are offset using the FASB ASC 210 or 815 requirements, or that are subject to enforceable master netting arrangements or similar agreements. ASU 2013-01 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

On February 28, 2013, the FASB issued Accounting Standards Update [ASU] 2013-04, entitled Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The ASU 2013-04 amendments add to the guidance in FASB Accounting Standards Codification [FASB ASC] Topic 405, entitled Liabilities and require reporting entities to measure obligations resulting from certain joint and several liability arrangements where the total amount of the obligation is fixed as of the reporting date, as the sum of the following:

The amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors.

Any additional amounts the reporting entity expects to pay on behalf of its co-obligors.

While early adoption of the amended guidance is permitted, for public companies, the guidance is required to be implemented in fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments need to be implemented retrospectively to all prior periods presented for obligations resulting from joint and several liability arrangements that exist at the beginning of the year of adoption. The adoption of ASU 2013-04 is not expected to have a material effect on the Company’s operating results or financial position.

On April 22, 2013, the FASB issued Accounting Standards Update [ASU] 2013-07, entitled Liquidation Basis of Accounting. With ASU 2013-07, the FASB amends the guidance in the FASB Accounting Standards Codification [FASB ASC] Topic 205, entitled Presentation of Financial Statements. The amendments serve to clarify when and how reporting entities should apply the liquidation basis of accounting. The guidance is applicable to all reporting entities, whether they are public or private companies or not-for-profit entities. The guidance also provides principles for the recognition of assets and liabilities and disclosures, as well as related financial statement presentation requirements. The requirements in ASU 2013-07 are effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. Reporting entities are required to apply the requirements in ASU 2013-07 prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of ASU 2013-07 is not expected to have a material effect on the Company’s operating results or financial position.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 917,954 during the period from April 24, 2012 (inception) through March 31, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. INCOME TAXES

As of March 31, 2014

Deferred tax assets:
Net operating tax carry forwards	$312,104
Other	-0-
Gross deferred tax assets	312,104
Valuation allowance	(312,104))
Net deferred tax assets	$-0-

As of March 31, 2014 the Company has a Deferred Tax Asset of $312,104 completely attributable to net operating loss carry forwards of approximately $ 917,954 (which expire 20 years from the date the loss was incurred).

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain. As a result, the Company has the Company recorded a valuation allowance reducing all deferred tax assets to 0.

Income tax is calculated at the 34% Federal Corporate Rate.

NOTE 5. RELATED PARTY TRANSACTIONS

As of March 31, 2014 the Company has received capital contributions from its parent totaling $542,858 and has issued 50,010, 000 common shares to its parent fro aggregate consideration of $20,090. The Company also utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941provided to the Company by Entest BioMedical, Inc. on a month to month basis free of charge. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company’s parent.

On August 20, 2013 the Company issued 1,500,000 common shares to the holder of one of its parent’s convertible notes (“Parent Convertible Note Holder”) in satisfaction of $70,198 owed by the Company’s parent to the Parent Convertible Note Holder. During the three months ended December 31, 2013

(1) The Company has paid to a creditor of its parent a total of $12,713 of principal indebtedness owed by the Company’s parent

(2) The Company has made payments of $4,610 to David Koos in satisfaction of $4,610 of indebtedness owed to David Koos by the Company’s parent

(3) The Company has paid $6,369 of expenses incurred by the Company’s parent on its behalf.

Between the period beginning September 1, 2013 and ending March 31, 2013 the Company made payments of $28,117 to Entest Biomedical, Inc. on behalf of its parent.

During the quarter ended March 31, 2014 the Company has paid $755 of expenses incurred by the Company’s parent on its behalf.

NOTE 6. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as March 31, 2014:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 51,910,000 shares issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Common Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Common Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Common Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

Preferred Stock, $0.0001 par value, 5,000,000 shares authorized: 0 shares issued and outstanding

The abovementioned shares authorized pursuant to the Company’s certificate of incorporation may be issued from time to time without prior approval of the shareholders. The Board of Directors of the Company shall have the full authority permitted by law to establish one or more series and the number of shares constituting each such series and to fix by resolution full or limited, multiple or fractional, or no voting rights, and such designations, preferences, qualifications, restrictions, options, conversion rights and other special or relative rights of any series of the Stock that may be desired.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission. All references to” We”, “Us”, “Company” or the “Company” refer to Regen BioPharma, Inc.

Material Changes in Financial Condition

 As of March 31, 2014, we had Cash on Hand of $ 122,789 and as of September 30, 2013 we had Cash on Hand of $115,922.

The increase in Cash on Hand of approximately 5.92 %  is primarily attributable to the issuance by the Company of 300,000 Common Shares for aggregate cash consideration of $300,000 during the quarter ended December 31, 2013 offset primarily by expenses incurred by the Company in the operation of its business.

 As of March 31, 2104 we had Accounts Payable of $833 and as of September 30, 2013 we had Accounts Payable of $0.

The increase in Accounts Payable of 100% is attributable to amounts owed to Cox Communications and Resident Agents of Nevada.

As of March 31, 2104 we had Accrued Payroll Taxes of $6,764 and as of September 30, 2013 we had Accrued Payroll Taxes of $0.

 The increase in Accrued Payroll Taxes of 100% is attributable to employment tax liabilities incurred by the Company subsequent to September 30, 2013 but as yet unpaid.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended March 31, 2014 and -0- for the three months ended March 31, 2013.  Net Losses were $186,201 for the three months ended March 31, 2014 and $70,505 for the same period ended 2013.

The increase in Net Losses of approximately 164% is primarily attributable to

(a)	greater general and administrative , research and development, and consulting expenses incurred during the quarter ended March 31, 2014 when compared to the quarter ended March 31, 2013
(b)	The recognition of $16,158 of capital contributions to Bio Matrix Scientific Group, Inc. during the quarter ended March 31, 2014.

Revenues from continuing operations were $0 for the six months ended March 31, 2014 and -0- for the six months ended March 31, 2013.  Net Losses were $395,730 for the six months ended March 31, 2014 and $162,344 for the same period ended 2013.

The increase in Net Losses of approximately 144% is primarily attributable to greater general and administrative, research and development, and consulting expenses incurred during the six months ended March 31, 2014 when compared to the same period ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014 we had $122,789 cash on hand and current liabilities of $7,597 such liabilities consisting of Accounts Payable and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

The Company plans to meet cash needs through applying for governmental and non-governmental grants as well as selling its securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. Management can give no assurance that any governmental or non-governmental grant will be obtained by the Company despite the Company’s best efforts. As of February 19, 2014 The Company has identified the National Heart Lung and Blood Institute Clinical Trial Pilot Studies (R34) grant which provides up to $450,000 in funding over a period of three years as well as the Omnibus Solicitation of the NIH for Small Business Technology Transfer Grant Applications administered by the Small Business Innovation Research (SBIR) program of the National Institute of Health as grants for which the Company intends to apply.

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances.

We were not party to any material commitments for capital expenditures as of the end of the quarter ended February 28, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K, we are not required to provide the information required by this Item. We have chosen to disclose, however, that we have not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of David Koos, who is the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2014 and ending on March 31, 2014, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2012 the Company issued 10,000 common shares (“Shares”) to Bio-Matrix Scientific Group, Inc. for consideration of $90.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On May 17, 2013 the Company issued 50,000,000 common shares (“Shares”) to Bio-Matrix Scientific Group, Inc. for consideration of $20,000 paid by Bio Matrix Scientific Group, Inc. in satisfaction of expenses incurred by the Company.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On September 9, 2013 the Company issued 1,500,000 common shares (“Shares”) to Caven Investments LLC.

(a) The satisfaction of $70,000 of the outstanding indebtedness owed to Caven Investments LLC by Bio-Matrix Scientific Group Inc

(b) The cancellation of all of Caven Investments LLC’s outstanding warrants to purchase common shares of Bio-Matrix Scientific Group Inc.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On September 30, 2013 the Company issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The funds received were utilized for general corporate purposes.

On October 16, 2013 the Company issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The funds received were utilized for general corporate purposes.

On November 15, 2013 the Company issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The funds received were utilized for general corporate purposes.

On December 12, 2013 the Company issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The funds received were utilized for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2014	Regen BioPharma Inc. , Inc.
a Nevada corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer