Form 10-Q
period 2014-06-30
Regen BioPharma Inc
filed 2014-08-07
CIK 1589150

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 2, 2014 there were 51,907,917 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☑

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
(A Development Stage Company)
BALANCE SHEET

	As of	As of
	June 30, 2014	September 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	49,395	115,922
Note Receivable	2,222	0
Accrued Interest Receivable	14	0
Total Current Assets	51,631	115,922

TOTAL ASSETS	51,631	115,922

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	117	0
Notes Payable	50,000	0
Accrued payroll taxes	7,343	0
Total Current Liabilities	57,460	0
Total Liabilities	57,460	0

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized;
51,610,000 issued and outstanding as of
September 30, 2013 and 51,907,917 shares issued and outstanding June 30, 2014	5,191	5,161
Preferred Stock($.0001 par value) 5,000,000 shares authorized
0 shares issued and outstanding as of September 30, 2013 and June 30, 2014	0	0
Additional Paid in capital	485,097	185,127
Contributed Capital	587,858	447,858
Retained Earnings (Deficit) accumulated during the development stage	(1,083,975)	(522,224)
Total Stockholders' Equity (Deficit)	(5,829)	115,922

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	51,631	115,922

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	Quarter ended	Quarter ended	Nine Months ended	Nine Months ended	From Inception to
					(April 24, 2012) to
	6/30/14	6/30/13	6/30/14	6/30/13	6/30/2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	0	0	0	0	0

COST AND EXPENSES
Research and Development	0	3,000	13,867	8,394	39,976
General and Administrative	127,580	71,829	389,961	228,779	790,025
Consulting and Professional Fees	30,287	0	109,917	0	170,770
Total Costs and Expenses	157,867	74,829	513,745	237,173	1,000,771

OPERATING LOSS	(157,867)	(74,829)	(513,745)	(237,173)	(1,000,771)

OTHER INCOME & (EXPENSES)
Interest Income	14	0	14	0	14
Refunds of amounts previously paid	490	0	490	0	35,490
Capital contribution to parent	(8,658)	0	(48,510)	0	(118,708)
TOTAL OTHER INCOME (EXPENSE)	(8,154)	0	(48,006)	0	(83,204)

NET INCOME (LOSS)	(166,021)	(74,829)	(561,751)	(237,173)	(1,083,975)
BASIC AND FULLY DILUTED
EARNINGS (LOSS) PER SHARE	(0.00320)	(0.00310)	(0.01515)	(0.02960)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	51,909,907	24,185,714	37,082,956	8,009,891

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Nine Months	Nine Months	From Inception
	June 30, 2014	June 30, 2013	to June 30, 2014
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(561,751)	$(237,173)	$(1,083,975)
Adjustments to reconcile net Income to net cash
Common Stock issued for expenses	$0	$0	$70,198
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	$117	$0	$117
(Increase) Decrease in Notes Receivable	$(2,222)	$0	$(2,222)
(Increase) Decrease in Interest Receivable	$(14)	$0	$(14)
Increase (Decrease) in accrued Expenses	$7,343	$0	$7,343
Net Cash Provided by (Used in) Operating Activities	$(556,527)	$(237,173)	$(1,008,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	300,000	20,000	420,090
Increase in Contributed Capital	140,000	219,903	587,858
Increase in Notes Payable	50,000	0	50,000
Net Cash Provided by (Used in) Financing Activities	490,000	239,903	1,057,948

Net Increase (Decrease) in Cash	$(66,527)	$2,730	$49,395

Cash at Beginning of Period	115,922	923	0

Cash at End of Period	$49,395	$3,653	$49,395

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Financial Statements

As of June 30, 2014

The accompanying financial statements have been prepared by Regen BioPharma, Inc. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30 2014 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarter ended June 30, 2014 and $0 for the twelve months ended September 30, 2013.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 1,083,975 during the period from April 24, 2012 (inception) through June 30, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. NOTES PAYABLE

	June 30, 2014	September 30, 2013
Bio Matrix Scientific Group, Inc. (Note 7)	50,000	0

Notes payable	$50,000	$0

$50,000 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 5. NOTES RECEIVABLE

	June 30, 2014	September 30, 2013
Entest Biomedical, Inc. (Note 7)	2,222	0

Notes payable	$2,222	$0

$2,222 lent by the Company to Entest Biomedical, Inc . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 6. INCOME TAXES

As of June 30, 2014

Deferred tax assets:
Net operating tax carry forwards	$368,552
Other	-0-
Gross deferred tax assets	368,552
Valuation allowance	(368,552))
Net deferred tax assets	$-0-

As of June 30, 2014 the Company has a Deferred Tax Asset of $368,552 completely attributable to net operating loss carry forwards of approximately $ 1,083,975 (which expire 20 years from the date the loss was incurred).

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

NOTE 7. RELATED PARTY TRANSACTIONS

As of June 30, 2014 the Company has received capital contributions from its parent totaling $587,858 and has issued 50,010,000 common shares to its parent for aggregate consideration of $20,090. The Company also utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 provided to the Company by Entest BioMedical, Inc. on a month to month basis free of charge. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company’s parent.

As of June 30, 2014 Entest Biomedical inc. is indebted to the Company in the amount of $2,222. $2,222 lent by the Company to Entest Biomedical, Inc . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of June 30, the Company is indented to its parent in the amount of $50,000. $50,000 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

Between the period beginning September 1, 2013 and ending March 31, 2013 the Company made payments of $28,117 to Entest Biomedical, Inc. on behalf of its parent. During the quarter ended June 30, 2014 the Company paid 6,778 to Entest Biomedical , inc. to be applied against debt owed by Bio Matrix Scientific group , inc. to Entest Biomedical Inc.

During the quarter ended June 30, 2014 the Company has paid $1,880 of expenses incurred by the Company’s parent on its behalf.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as June 30, 2014:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 51,907,917 shares issued and outstanding.

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

NOTE 9. STOCK TRANSACTIONS

On June 26, 2014 2,083 of the issued common shares of the Company were cancelled at the request of the holder.

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

Material Changes in Financial Condition

As of June 30, 2014, we had Cash on Hand of $ 49,395 and as of September 30, 2013 we had Cash on Hand of $115,922.

The decrease Cash on Hand of approximately 57 %  is primarily attributable to expenses incurred by the Company in the operation of its business offset by the issuance by the Company of 300,000 Common Shares for aggregate cash consideration of $300,000 during the quarter ended December 31, 2013and a loan to the Company of $50,000 by Bio-Matrix Scientific Group, Inc. made during the quarter ended June 30, 2014.

As of June 30, 2014 we had Notes Receivable of $2,222 and as of September 30, 2013 we had Notes Receivable of $0.

The increase in Notes Receivable of 100% is attributable to $2,222 loaned by the Company to Entest Bio-Medical, Inc during the quarter ended June 30, 2014.

As of June 30, 2014 we had Accrued Interest Receivable of $14 and as of September 30, 2013 we had Accrued Interest Receivable of$0.

The increase in of Accrued Interest Receivable of 100% is attributable to $2,222 loaned by the Company to Entest Bio-Medical, Inc during the quarter ended June 30, 2014.

 As of June 30, 2104 we had Accounts Payable of $117 and as of September 30, 2013 we had Accounts Payable of $0.

The increase in Accounts Payable of 100% is attributable to amounts owed to Securities transfer Corporation and Cox Communications.

As of June 30, 2014 we had Notes Payable of $50,000 and as of September 30, 2013 we had Notes Payable of $0

The increase in Notes Payable of 100% is attributable to a loan to the Company of $50,000 by Bio-Matrix Scientific Group, Inc. made during the quarter ended June 30, 2014.

As of June 30, 2104 we had Accrued Payroll Taxes of $7,343 and as of September 30, 2013 we had Accrued Payroll Taxes of $0.

 The increase in Accrued Payroll Taxes of 100% is attributable to employment tax liabilities incurred by the Company subsequent to September 30, 2013 but as yet unpaid.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the three months ended June 30, 2014 and -0- for the three months ended June 30, 2013.  Net Losses were $166,021 for the three months ended June 30, 2014 and $74,829 for the same period ended 2013.

The increase in Net Losses of approximately 121% is primarily attributable to

(a)	greater general and administrative and consulting expenses incurred during the quarter ended June 30, 2014 when compared to the quarter ended June 30, 2013
(b)	The recognition of $8,658 of capital contributions to Bio Matrix Scientific Group, Inc. during the quarter ended June 30, 2014.

Offset by greater Research and Development Expenses incurred during the quarter ended June 30, 2013 when compared to the same quarter ended in 2014 as well as the recognition of $504 of Other Income during the quarter ended June 30, 2014.

Revenues from continuing operations were $0 for the nine months ended June 30, 2014 and -0- for the nine months ended June 30, 2013.  Net Losses were $561,751 for the nine months ended June 30, 2014 and $237,173 for the same period ended 2013.

The increase in Net Losses of approximately 137% is primarily attributable to greater general and administrative, research and development, and consulting expenses as well as $48,510 of expenses attributable to capital Contributions to Bio-Matrix Scientific Group, Inc. incurred during the nine months ended June 30, 2014 when compared to the same period ended 2013 offset by $504 in Other Income recognized during the quarter ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014 we had $49,395 cash on hand and current liabilities of $57,460 such liabilities consisting of Accounts Payable, Notes Payable and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended June 30, 2014.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2014 and ending on June 30, 2014, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Note payable to Bio Matrix Scientific Group, Inc.
10.2	Note receivable from Entest Biomedical, Inc.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2014	Regen BioPharma Inc. , Inc.
a Nevada corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer