Form 10-K
period 2014-09-30
Regen BioPharma Inc
filed 2014-12-18
CIK 1589150

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-191725

REGEN BIOPHARMA, INC.

(Name of small business issuer in its charter)

Nevada	45-5192997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California, 91942

(Address of Principal executive offices)

(619) 702-1404

(Registrant’s telephone number)

_______________

Securities registered under Section 12(b) of the “Exchange Act” None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

As of December 9, 2014 Regen Biopharma, Inc. had 52,043,917 common shares outstanding.

In this annual report, the terms “Regen Biopharma, Inc.. ”, “Regent”,  “Company”, “we”, or “our”, unless the context otherwise requires, mean Regen Biopharma, Inc., a Nevada corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	degree of success of research and development programs
•	the operation of our business; and
•	general economic conditions

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

PART I

Item 1. Business

We were incorporated April 24, 2012 under the laws of the State of Nevada. We are a majority owned subsidiary of Bio-Matrix Scientific Group, Inc, a Delaware corporation. We intend to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. The primary factor to be considered by us in arriving at a decision to advance an application further to Phase III clinical trials would be a greater than anticipated indication of efficacy seen in Phase I trials.

As of December 9, 2014, we have not licensed any existing therapies however we have acquired certain intellectual property from Dr. Wei Ping Min on May 1, 2013and licensed certain intellectual property from Benitec Australia Limited on August 5, 2013. These collective intellectual properties comprise the therapeutic concept behind dCellVax , a cancer therapy in early stage development by the Company.

On May 1, 2013 Dr. Wei Ping Min (“Min”) entered into an agreement (“Agreement”) whereby Min assigned to Regen all right, title and interest in US Patent # 8,389,708 as well as all Patent applications from the same family corresponding to numbers PCT/CA2006/000984, CA2612200 and EP1898936.(“Min IP”) US Patent # 8,389,708 was granted to Min with regard to his invention of a method directed to the silencing of immunosuppressive cancer causing genes using short interfering RNA (siRNA) leading to an increase in the immune response, a decrease in tumor-induced immunosuppression and a decrease in in vivo tumor progression. siRNA are shorter pieces of double stranded RNA that allow the interference of a particular gene, without causing cell death.

As consideration for the Min IP, Regen is required to:

(a) negotiate in good faith with Min with regards to a proposed consulting agreement by and between Min whereby Min shall perform certain mutually agreed upon tasks for the benefit of Regen for consideration to Min consisting of $100,000 of the common shares of Bio-Matrix Scientific Group, Inc. valued as of the date of issuance and to be paid over a twelve month period in twelve equal installments (“Consulting Shares”) and registered under the Securities Act of 1933 on Form S-8.

(b) Cause to be issued to Min 100,000 of Bio-Matrix Scientific Group, Inc.’s preferred shares (“Assignor Preferred Shares”) exchangeable into common shares of Bio-Matrix Scientific Group, Inc. (“Exchange Common Shares”) under the following terms and conditions:

(1) upon any date subsequent to the date of the completion of a satisfactory review by the United States Food and Drug Administration (“FDA”) of an Investigational New Drug Application (“IND”) for the Min IP submitted by Regen which shall result in the ability of Regen to lawfully begin clinical testing of the Min IP on human subjects within the United States Min shall be permitted, at his option, to exchange 33,333 of the Assignor Preferred Shares into that number of Exchange Common Shares having a value of $333,000 such shares being valued at a price per share equal to the closing price as of the day written notice is given to Regen of Min’s intent to exchange.

(2) upon any date subsequent to the date that manufacturing procedures for the manufacture of the Min IP have been developed by Regen which comply to the Current Good Manufacturing Practices (“cGMP “) requirements of the Food Drug and Cosmetics Act of 1938 and the rules and regulations promulgated thereunder as they may apply to the manufacture of the Min IP Min shall be permitted, at his option, to exchange 33,333 of the Assignor Preferred Shares into that number of Exchange Common Shares having a value of $333,000 such shares being valued at a price per share equal to the closing price as of the day written notice is given to Regen of Min’s intent to exchange.

(3) upon any date subsequent to the date that, in connection with a lawfully administered Phase I clinical trial of the Min IP being conducted by Regen within the United States on human subjects, both of (1) a clinical trial protocol has been completed and (2) a Principal Investigator has been appointed, Min shall be permitted, at Min’s option, to exchange 33,333 of the Assignor Preferred Shares into that number of Exchange Common Shares having a value of $333,000 such shares being valued at a price per share equal to the closing price as of the day written notice is given by Min to Regen of Min’s intent to exchange.

(4) Min shall receive, upon successful completion of a lawfully administered Phase I clinical trial of the Min IP being conducted by Regen within the United States on human subjects, the results of which (1) shall indicate that the Min IP can be safely tolerated by human subjects (2) shall not indicate that use of the Min IP in human subjects result in side effects of such severity that commencement of a Phase II clinical trial could not occur, and (3) establishes the optimal dosage and/or method of administration( as applicable )of the Min IP , Min shall receive that number of the common shares of BIO-MATRIX SCIENTIFIC GROUP, INC. which, at a price per share equal to the closing price of the shares as of the day of issuance, shall equal $1,000,000.

All common shares of Bio-Matrix Scientific Group, Inc issuable pursuant to the Agreement are subject to the condition that a sufficient number of common shares shall be authorized for issuance by BMSN in order that the required number common shares may be issued. Pursuant to the Agreement, Min shall be entitled to additional consideration for productivity and deliverables over and above listed items (“”Bonus””). The eligibility of Min to receive a Bonus as well as the nature and amount of any Bonus shall be at the sole discretion and determination of the Chief Executive Officer of the Company. On August 9, 2013 Bio-Matrix Scientific Group, Inc issued to Min 100,000 of its Preferred Shares pursuant to the Agreement.

On August 5, 2013 Regen was granted by Benitec Australia Limited (“Benitec”) an exclusive worldwide right and license to certain patents, patent applications, know-how and other intellectual property relating to RNA interference, a biological mechanism by which double-stranded RNA modifies gene expression (“RNAi”) possessed by Benitec.

Pursuant to the agreement between the parties for the grant of the license (“Agreement”) , Regen is obligated to make the following payments to Benitec as consideration for the grant of the license:

(1) a one-time, non-refundable, upfront payment of twenty five thousand US dollars ($25,000) as a license initiation fee on the execution date of the Agreement. On August 30, 2013 BMSN issued 8,512,088 of its common shares to Benitec in satisfaction of this obligation on behalf of the Company. Fair value of these common shares as of the date of issuance was determined to be $25,536.

(2) a one-time non-refundable payment of twenty five thousand US dollars ($25,000) on the first anniversary of the execution date of the Agreement.

(3) The following milestone payments per each Licensed Product that meets such milestone:

Milestone	Amount
Start Phase I/II clinical trial – dosing first patient	$100,000 US Dollars
Start Phase III clinical trial	$500,000 US Dollars
Regulatory Approval for a Licensed Product by first regulatory agency	$1,000,000 US Dollars
Regulatory Approval for a Licensed Product by second regulatory agency	$2,000,000.00 US Dollars

As defined by the Agreement, “Licensed Product” shall mean any product sold by or on behalf of Regen, its Affiliates or its sublicensees pursuant to the license granted by the Agreement.

As further consideration to Benitec, Regen is required to pay:

(i) Royalties equal to the greater of (a) a minimum annual payment of $25,000 per year or (b) four percent (4%) of the Net Sales as defined in the Agreement of any Licensed Products sold pursuant to the license sold within a given year.

(ii) fifty percent (50%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Regen from sublicensees, excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Benitec receives payment.

The term of this Agreement commenced on the date of execution (“Effective Date “) continues in full force and effect on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration or termination of the Benitec’s Patent Rights covering such Licensed Product.

The Company has begun development of HemaXellerate, a cellular drug designed to heal damaged bone marrow. HemaXellerate I(TM) is a patient-specific composition of cells that have been demonstrated to repair damaged bone marrow and stimulate production of blood cells based on previous animal studies. The initial application of HemaXellerate will be the treatment of severe aplastic anemia (AA) which is characterized by immune-mediated bone marrow hypoplasia and pancytopenia. The HemaXellerate treatment consists of the use of autologous stromal vascular fraction (SVF) cells extracted from the patient’s own adipose tissue as a treatment for immune suppressant refractory aplastic anemia. SVF preparations contain significant numbers of cellular populations with therapeutic activity that would be relevant to aplastic anemia; namely, a) mesenchymal stem cells (MSC), which suppress pathological immune responses and accelerate hematopoiesis; b) endothelial cells, which assist in repairing damaged bone marrow hematopoietic microenvironment and stimulate hematopoiesis; and c) T regulatory cells, which possess anti-inflammatory properties.

On November 20, 2014 Dr. Christine Ichim assigned to Regen Biopharma, Inc. ( the “Company”) all right, title, and interest in and to the invention described in US Patent Application Serial No. 13/652,395 relating to methods and compositions for modulating NR2F6 for therapeutic applications. In particular, methods and compositions comprising modulators of NR2F6 for modulating stem cell growth, proliferation and differentiation and for treating associated conditions and diseases. As Consideration by the Company to Dr. Ichim for the rights the Company is required to issue to Dr. Ichim 100,000 of the Company’s common shares.

On November 20, 2014 the Company and Dr. Christine Ichim entered into a consulting agreement (“Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Ichim shall invent for the Company the following:

a) Cord Blood Small Molecule (“CBSM invention”)

b) Cancer Small Molecule Ligand Binding (“CSMLB Invention”)

c) Cancer Small Molecule Alpha helix Inhibitor (“CSMAI Invention”)

d) Cancer Small Molecule using 170 Compound List (“CSM170 Invention”)

and shall assign to the Company 100% of her right, title, and interest in the above named inventions and any and patent applications filed for the above named inventions (as well as such rights in any divisions, continuations in whole or part or substitute applications).

Consideration to be paid by the company to Dr. Ichim pursuant to the Consulting Agreement shall consist of the following:

i) As consideration for the invention, patent prosecution and assignment of all right, title and interest to CBSM invention Dr. Ichim shall be issued One Hundred Thousand Common Shares of the Company and Three Thousand Dollars, such shares to be issued and dollars to be paid upon the filing with the United States patent and Trademark Office of a provisional applications for patent for the CBSM Invention

ii) As consideration for the invention, patent prosecution and assignment of all right, title and interest to CSMLB invention Dr. Ichim shall be issued One Hundred Thousand Common Shares of the Company and Three Thousand Dollars, such shares to be issued and dollars to be paid upon the filing with the United States patent and Trademark Office of a provisional applications for patent for the CSMLB Invention

iii) As consideration for the invention, patent prosecution and assignment of all right, title and interest to CSMAI invention Dr. Ichim shall be issued One Hundred Thousand Common Shares of the Company and Three Thousand Dollars, such shares to be issued and dollars to be paid upon the filing with the United States patent and Trademark Office of a provisional applications for patent for the CSMAI Invention

iv) As consideration for the invention, patent prosecution and assignment of all right, title and interest to CSM170 invention Dr. Ichim shall be issued One Hundred Thousand Common Shares of the Company and Three Thousand Dollars, such shares to be issued and dollars to be paid upon the filing with the United States patent and Trademark Office of a provisional applications for patent for the CSM170 Invention

v) Dr. Ichim shall be entitled to royalties during the term of any patent granted for the CBSM invention, CSMLB invention ,CSMAI invention and CSM170 invention of 5% of Net Sales made by the Company of the CBSM invention, CSMLB invention ,CSMAI invention and CSM170 invention. Net Sales" means the monetary consideration actually received by Company for the transfer of the invention less any of the following items

(a) outbound shipping, storage, packing and insurance expenses;

(b) distributor discounts;

(c) allowance for doubtful accounts or uncollectible accounts receivable;

(d) amounts repaid or credited as a result of rejections, defects, or returns

(e) sales and other excise taxes (excluding VAT), tariffs, export license fees and duties paid to a governmental entity

(f) sales commissions.

The Company has begun development of HemaXellerate I, a cellular therapy designed to heal damaged bone marrow. HemaXellarate I utilizes a collection of cells harvested from the patient’s own adipose (fat) tissue to repair damaged bone marrow and stimulate production of blood cells . The initial application of HemaXellerate I will be the treatment of severe aplastic anemia, a rare and serious condition in which the bone marrow fails to make enough blood cells: red blood cells, white blood cells, and platelets.

In this application, adipose (fat) tissue is collected from the patient and processed in order to separate , extract and isolate Stromal Vascular Fraction (SVF). SVF preparations contain significant numbers of cellular populations with therapeutic activity that would be relevant to aplastic anemia; namely:

a) mesenchymal stem cells (MSC), which suppress pathological immune responses and accelerate hematopoiesis (the formation and development of blood cells);

b) endothelial cells, which assist in repairing damaged bone marrow and stimulate hematopoiesis; and

c) T regulatory cells, which possess anti-inflammatory properties.

The Company believes that the isolated SVF will generate growth factors with the ability to repair damaged hematopoietic stem cells. Hematopoietic stem cells are immature cells that can develop into all types of blood cells, including white blood cells, red blood cells, and platelets. Hematopoietic stem cells are found in the peripheral blood and the bone marrow.

In practice, the physician is shipped a kit, which is used to collect adipose tissue. The tissue is sent to a processing facility, and a standardized cellular product is delivered in a ready-to-use manner for administration into the patient intravenously.

On February 5, 2013 Regen filed an Investigational New Drug (IND) application with the United States Food and Drug Administration to initiate a clinical trial. In this study we will seek to determine the safety and potential efficacy of intravenously administered autologous (derived or transferred from the same individual's body)SVF cells in 10 patients with severe aplastic anemia that is resistant to immune suppressive therapy.

Also in early stage development by the Company are HemaXellerate II and dCellVax.

Unlike HemaXellarate which utilizes the patient’s own fat tissue to harvest the cells needed to repair damaged bone marrow and stimulate production of blood cells HemaXellarate II utilizes third party placental tissue to harvest these cells.

dCellVax is intended to be a therapy whereby dendritic cells of the cancer patient are harvested from the body, treated with plasmid DNA (small DNA molecule that is physically separate from, and can replicate independently of, chromosomal DNA) within a cell that has the ability to block the dendritic cell from expressing indoleamine 2,3-dioxygenase (“IDO”) and subsequently reimplanted in the cancer patient. A plasmid is a small DNA molecule that is physically separate from, and can replicate independently of, chromosomal DNA within a cell.

Dendritic cells assist a part of the immune system known as the adaptive immune system by identify cancer cells as foreign and presenting this information to other immune cells called T lymphocytes (‘T cells”) enabling the T-cells learn to recognize the tumor as a foreign invader and respond more strongly to destroy it. IDO is an enzyme that is believed to suppress the body’s immune response to the cancer cells by suppressing T Cells as well as halting the dendritic cell from activating T cells. The dendritic cells that are treated with the IDO-blocking plasmid become resistant to the influence of cancer cells which cause the dendritic cell to express IDO. T cells are a type of lymphocyte (itself a type of white blood cell) that play a vital role in the body’s immune response. Regen has filed an Investigational New Drug (IND) application with the United States Food and Drug Administration to initiate a Phase I/II clinical trial assessing safety with signals of efficacy of the dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer. The proposed trial will recruit 10 patients with metastatic breast cancer and will involve 4 monthly injections of the dCellVax gene-silenced dendritic cell therapy. The trial is anticipated to last one year, with tumor assessment before therapy and at 6 and 12 months.

The therapeutic concept behind the HemaXellerate products derives from intellectual property licensed to the Company by Oregon Health & Science University (US patent No. 6,821,513 “Method for enhancing hematopoiesis” issued Nov. 23, 2004) pursuant to an agreement entered into by the parties on June 5, 2013. This agreement was terminated by mutual consent on August 8, 2013 due to the fact that US patent No. 6,821,513 had expired due to nonpayment of the required maintenance fees by Oregon Health & Science University. The Company has been informed by its counsel and believes that the expiration of US patent No. 6,821,513 signifies that no party can be sued for future infringement based on the patent. Thus the Company is free to practice the claimed methods recited in the expired patent in the future without being liable for patent infringement based on the patent.

The therapeutic concept behind Regen's dCellVax therapy derives primarily from US Patent # 8,389,708, acquired from Dr. Wei Pin Ming as collaboration between Dr. Min and the Company's Chief Scientific Officer Dr. Thomas Ichim, and patented intellectual property licensed to the Company by Benitec.

Principal Products and Services

HemaXellarate I

The Company has begun development of HemaXellerate I, a cellular therapy designed to heal damaged bone marrow. HemaXellerate I is a patient-specific composition of cells that have been demonstrated to repair damaged bone marrow and stimulate production of blood cells based on previous animal studies. The initial application of HemaXellerate I will be the treatment of severe aplastic anemia which is characterized by immune-mediated bone marrow hypoplasia (underdevelopment or incomplete development of a tissue) and pancytopenia (reduction in the number of blood cells and platelets).

Adipose tissue is collected from the patient and processed in order to separate, extract and isolate Stromal Vascular Fraction (SVF), a mix of various cell types including mesenchymal stem cells and endothelial cells. Mesenchymal stem cells are connective tissue cells that can differentiate into a variety of cell types and endothelial cells are the cells that line the interior surface of blood vessels and lymphatic vessels and which play a vital role in angiogenesis ( the physiological process through which new blood vessels form from pre-existing vessels).

The isolated SVF is then intravenously administered to the patient. The Company believes that the isolated SVF will generate growth factors with the ability to repair damaged hematopoietic stem cells. Hematopoietic stem cells are immature cells that can develop into all types of blood cells, including white blood cells, red blood cells, and platelets. Hematopoietic stem cells are found in the peripheral blood and the bone marrow.

On February 5, 2013 Regen filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I clinical trial assessing HemaXellerate II in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous SVF cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a previously unapproved drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for that time period. The sponsor of the product would also be entitled to a United States federal tax credit equal to 50% of clinical investigation expenses as well as exemptions from certain fees.

The Company believes that this application of HemaXellerate qualifies for Orphan designation under the Orphan Drug Act due to the fact that aplastic anemia is a rare disease with prevalence in the United States of less than 200,000 and intends to apply to the FDA for Orphan designation for HemaXellerate.

HemaXellerate II

Also in early stage development by the Company is a version of HemaXellerate called HemaXellerate II.

HemaXellerate II is intended to be a universal donor endothelial cell based therapeutic and is intended to be manufactured by obtaining cells from a part of the placenta called the “vascular lobules”. The cells are processed and utilized for the purpose of stimulating bone marrow hematopoetic stem cell repair and proliferation. The mechanism of action for HemaXellerate II is similar to HemaXellerate I whereby the harvested and processed cells would produce growth factors which would mediate the therapeutic effects of the product. The Company has not begun preclinical development of HemaXellerate II as of December 9, 2014.

dCellVax

dCellVax is intended to be a therapy whereby dendritic cells of the cancer patient are harvested from the body , treated with plasmid DNA that has the ability to block the dendritic cell from expressing indoleamine 2,3-dioxygenase (“IDO”) and subsequently reimplanted in the cancer patient.

The dendritic cells that are treated with the IDO-blocking plasmid become resistant to the influence of tumor cells which produce factors which cause the dendritic cell to express the IDO. Expression of IDO on the dendritic cell halts the dendritic cell from activating T cells and causes the dendritic cell to suppress T cells. T lymphocytes (‘T cells”) are a lymphocyte that play a central role in the human immune system’s attempt to eradicate tumors. The Company has filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I/II clinical trial assessing safety with signals of efficacy of the dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer. The proposed trial will recruit 10 patients with metastatic breast cancer and will involve 4 monthly injections of the dCellVax gene-silenced dendritic cell therapy. The trial is anticipated to l last one year, with tumor assessment before therapy and at 6 and 12 months.

The concepts utilized in formulating dCellVax are derived

(a) from patented intellectual property acquitted by the Company from Dr. Wei Ping Min which is method directed to the silencing of immunosuppressive cancer causing genes using short interfering RNA (siRNA) and which has been granted patent protection under US Patent # 8,389,708.

(b) from patented intellectual property licensed to the Company by Benitec.

Regen will be required to obtain approval from the FDA in order to market any of Regen’s products or therapies. No approval has been granted by the FDA for the marketing and sale of any of the Company’s products and therapies and no assurance may be given that any of the Company’s products or therapies will be granted such approval. The Company’s current plans include the development of regenerative medical applications up to the point of successful completion of Phase I and/ or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. We can provide no assurance that the Company will be able to sell or license any product or that, if such product is sold or licensed, such sale or license will be on terms favorable to the Company.

Distribution methods of the products or services:

It is anticipated that Regen will enter into licensing and/or sublicensing agreements with outside entities in order that Regen may obtain royalty income on the products and services which it may develop and commercialize.

Competitive business conditions and Regen's competitive position in the industry and methods of competition

We are recently formed and have yet to achieve revenues or profits. The pharmaceutical and biologics industries in which we intend to compete are highly competitive and characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

We intend to be competitive by utilizing the services and advice of individuals that we believe have expertise in their field in order that we can concentrate our resources on projects in which products and services in which we have the greatest potential to secure a competitive advantage may be developed and commercialized .

To that effect, we have established a Scientific Advisory Board of (the Advisory Board) comprised of individuals who we believe have a high level of expertise in their professional fields and who have agreed to provide counsel and assistance to us in (a) determining the viability of proposed projects (b) obtaining financing for projects and (c) obtaining the resources required to initiate and complete a project in the most cost effective and rapid manner.

Members of the Advisory Board include as follows:

Dr. Weiping Min, M.D., PhD

Dr. Min is currently a Professor, Department of Surgery at the University of Western Ontario. Dr. Min obtained his MD from Jiangxi Medical University, China, in 1983 and his Ph.D.in Immunology from Kyushu University, Japan. Dr. Min has completed postdoctoral training at the Department of Medical Microbiology and Immunology, University of Alberta and the Department of Immunology, University of Toronto.

Dr. Min has served on the Advisory Board since May 20, 2012. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, Bio Matrix Scientific Group, Inc. (“BMSN”) has agreed to issue to Dr. Min 200,000 of the common shares of BMSN.

David James Graham White, M.D., Ph.D.

Dr. White currently serves as Novartis/Stiller Professor of Xenotransplantation at the University of Western Ontario ( to which he was appointed in 2000) and is a member of British Transplantation Society, the British Society of Immunologists, the Transplantation Society, the European Society of Organ Transplantation, the Royal College of Pathologists and the Athenaeum. Dr. White obtained a B.Sc. degree from the University of Surrey and M.D. and Ph.D. degrees from Cambridge University.

Dr. White has served on the Advisory Board since May 20, 2012. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, BMSN has agreed to issue to Dr. White 200,000 of the common shares of BMSN.

David A. Suhy, PhD

Dr. Suhy currently serves as Vice President of Research and Development at Tacere Therapeutics, a position he has held since October 2012. From April 2008 to October 2012 Dr. Suhy served as Director of Research and Development at Tacere Therapeutics. Dr. Suhy was one of the inventors of Tacere Therapeutics’ TT-033 and has directed development of the TT-03x series of compounds which target the Hepatitis C virus (HCV) through to Investigational New Drug enabling studies.

Dr. Suhy obtained a Bachelor’s Degree in biochemistry from the University of Pittsburgh in 1990 and a PhD in Biochemistry, Molecular Biology and Cell Biology from Northwestern University in 1996. Dr. Suhy conducted his post-doctoral work at Stanford University (Post Doctoral Fellow, Microbiology & Immunology) between 1996 and 1999.

Dr. Suhy has served on the Advisory Board since September 11, 2013. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, BMSN has agreed to issue to Dr. White 500,000 of the common shares of BMSN.

Dr. Amit Patel, MD MS

Dr. Patel currently serves as an associate professor in the Division of Cardiothoracic Surgery at the University of Utah School of Medicine and Director of Clinical Regenerative Medicine and Tissue Engineering at the University of Utah and been involved in over 17 FDA trials in the area of cellular therapy.

Dr. Suhy has served on the Advisory Board since October 12, 2014. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, the Company has issued to Dr. Patel 136,000 common shares of Regen.

Sources and availability of raw materials and the names of principal suppliers

The supplies and materials required to conduct our operations are available through a wide variety of sources and may be obtained through a wide variety of sources.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Other than

(i) exclusive worldwide right and license to certain patents, patent applications, know-how and other intellectual property relating to RNA interference granted under the Company’s license agreement with Benitec Australia Limited (“Benitec Agreement”) , and

(ii) assignment of all right, title, and interest in and to the invention described in US Patent Application Serial No. 13/652,395 relating to methods and compositions for modulating NR2F6 for therapeutic applications granted to Regen by Dr. Christine Ichim

The Company has not been granted any license to develop and commercialize any third party intellectual property.

Other than all right, title and interest in US Patent # 8,389,708 granted pursuant to that agreement entered into between Regen and Dr. Wei Ping Min the Company has been granted no patents.

The following is a list of patents to which a license has been granted to the Company pursuant to the Benitec Agreement:

Title	Inventors	Country	Number
GENETIC CONSTRUCTS FOR DELAYING OR REPRESSING THE EXPRESSION OF A TARGET GENE (‘099”)	Graham, Rice, Waterhouse	US	6,573,099
SYNTHETIC GENES AND GENETIC CONSTRUCTS COMPRISING THE SAME (Graham Family)	Waterhouse, Graham, Wang, Rice	US	8,067,383 (was 10/346,853)
		US	11/218,999
		US	7754697
		US	8048670 (was 10/759,841)
		US	8053419 (was 10/821,726)
		US	90/007,247
CONTROL OF GENE EXPRESSION WO99/49029	Graham, Rice, Waterhouse, Wang	AU	743316
		AU	2005211538
		AU	2005209648
		AU	2008249157
		BR	PI9908967.0
		BR	PI9917642.4
		CA	2323726
		CN	200510083325.1
		CN	200910206175
		CZ	295108
		EP	1555317 (formerly patent application no. 04015041.9)
		EP	1624060 (formerly patent application no.05013010.3
		EP	07008204.5
		EP	10183258.2
		UK	GB 2353282

		HK	1035742
		HG	PO5000631
		HG	PO101225
		IN	3901/DELNP/2005
		IN	2000/00169/DE
		JP	2000-537990
		JP	2005-223953
		JP	2007-302237
		JP	2009-161847
		KR	10-2010-7006892 Divisional of 7010419/00
		MX	PA/a/2000/008631
		MX	PA/a/2005/006838
		NZ	506648
		NZ	547283
		PL	P-377017
		SG	75542
		SG	200205122.5
		SG	141233
		SL	287538
		ZA	2000/4507
		SG	141233
METHODS AND MEANS FOR OBTAINING MODIFIED PHENOTYPES	Waterhouse, Wang, Graham	AU	29514/99 (760041)
		AU	2007201023
		CA	2325344
		CN	ZL99805925.0 (CN1202246-C)
		EP	99910592.7 (EP1068311)
		JP	2000-543598
		NZ	507093
		US	09/287632
		US	11/364183
		US	11/841737 US20080104732
GENETIC SILENCING	Graham, Rice, Murphy, Reed	JP	2001-569332
		BR	PI0109269-3
		UK	GB2377221
		SG	91687
		ZA	2002/07428
DOUBLE-STRANDED NUCLEIC ACID (LONG HAIR PIN)	Graham, Rice, Roelvink, Suhy, Kolkykhalov, Harrison, Reed	AU	2004243347
		NZ	543815
		EP	04735856.9
		CA	2527907
		JP	2006-508084
		ZA	2005/09813
		SG	200507474-5
		IL	172191
		US	12/914893 Continuation of 10/861191

RNAi EXPRESSION CONSTRUCTS (single promoter)	Roelvink, Suhy, Kolykhalov, Couto	US	7,803,611
		US	11/883645
		CN	200680010811.3
		HK	08112495.7
		EP	09015950.0
		CA	2596711
		AU	2006210443
		IL	185315
		NZ	560936

Other than obligations to make royalty payments pursuant to the Benitec Agreement, the Company is party to no royalty agreements. We have been granted a trademark for the term HEMAXELLERATE for biological tissue, namely, blood, stem cells, umbilical cords and placentas for scientific and medical research use. We have been granted a trademark for the term dCellVax for pharmaceutical products for the prevention and treatment of cancer.

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business.

The US Food and Drug Administration (“FDA”) and foreign regulatory authorities will regulate our proposed products as drugs or biologics, , depending upon such factors as the use to which the product will be put, the chemical composition, and the interaction of the product on the human body. In the United States, products that are intended to be introduced into the body will generally be regulated as drugs, while tissues and cells intended for transplant into the human body will be generally be regulated as biologics.

Our domestic human drug and biological products will be subject to rigorous FDA review and approval procedures. After testing in animals, an Investigational New Drug Application (“IND”) must be filed with the FDA to obtain authorization for human testing. Extensive clinical testing, which is generally done in three phases, must then be undertaken at a hospital or medical center to demonstrate optimal use, safety, and efficacy of each product in humans.

Phase I

Phase 1 trials are designed to assess the safety (pharmacovigilance), tolerability, pharmacokinetics, and pharmacodynamics of a drug. These trials are often conducted in an inpatient clinic, where the subject can be observed by full-time staff. The subject who receives the drug is usually observed until several half-lives of the drug have passed. Phase I trials normally include dose-ranging, also called dose escalation, studies so that the appropriate dose for therapeutic use can be found. The tested range of doses usually are a fraction of the dose that causes harm in animal testing and involve a small group of healthy volunteers. However, there are some circumstances when real patients are used, such as patients who have end-stage disease and lack other treatment options.

Phase II

Phase II trials are designed to assess how well the drug or biologic works, as well as to continue Phase I safety assessments in a larger group of volunteers and patients. Phase II trials are performed on larger groups.

Phase III

Phase III trials are aimed at being the definitive assessment of how effective the product is in comparison with current best standard treatment and to provide an adequate basis for physician labeling. Phase III trials may also be conducted for the purposes of (i) "label expansion" (to show the product works for additional types of patients/diseases beyond the original use for which the drug was approved for marketing or (ii) to obtain additional safety data, or to support marketing claims for the product.

On occasion Phase IV (Post Approval) trials may be required by the FDA. Phase IV trials involve the safety surveillance (pharmacovigilance) and ongoing technical support of a drug after it receives permission to be sold. The safety surveillance is designed to detect any rare or long-term adverse effects over a much larger patient population and longer time period than was possible during the Phase I-III clinical trials.

All phases, must be undertaken at a hospital or medical center to demonstrate optimal use, safety, and efficacy of each product in humans. Each clinical study is conducted under the auspices of an independent Institutional Review Board (“IRB”). The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution. The time and expense required to perform this clinical testing can far exceed the time and expense of the research and development initially required to create the product. No action can be taken to market any therapeutic product in the United States until an appropriate New Drug Application (“NDA”) or Biologic License Application (“BLA”) or has been approved by the FDA. FDA regulations also restrict the export of therapeutic products for clinical use prior to NDA or BLA approval.

Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. In addition, use of these products during testing and after marketing could reveal side effects that could delay, impede, or prevent FDA marketing approval, resulting in FDA-ordered product recall, or in FDA-imposed limitations on permissible uses.

The FDA regulates the manufacturing process of pharmaceutical products, and human tissue and cell products, requiring that they be produced in compliance with Current Good Manufacturing Practices (“cGMP”) . The FDA also regulates the content of advertisements used to market pharmaceutical products. Generally, claims made in advertisements concerning the safety and efficacy of a product, or any advantages of a product over another product, must be supported by clinical data filed as part of an NDA or an amendment to an NDA, and statements regarding the use of a product must be consistent with the FDA approved labeling and dosage information for that product.

Sales of drugs and biologics outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Even if FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

Regen has filed an Investigational New Drug (IND) application with the FDA to initiate clinical trials assessing the company’s HemaXellerate I drug currently in development in patients with drug-refractory aplastic anemia. Regen has also filed an IND to initiate a Phase I/II clinical trial assessing safety with signals of efficacy of the dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer. The clinical trials for which the INDs were submitted may not commence until approval to commence such trials has been granted to Regen by the FDA.

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended September 30, 2014 we expended $23,867 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local)

Regen has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of December 9, 2014, Regen has 3 employees of which 3 are full time.

Item 2. Properties

On October 1, 2014 the Company entered into an agreement to sublease approximately 2,320 square feet of office space from Entest Biomedical, Inc. Entest Biomedical Inc. is under common control with the Company as the Chairman and CEO of the Company also serves as the Chairman and CEO of Entest Biomedical, Inc. the sublease is on a month to month basis and rent payable to Entest Biomedical Inc. by the Company is equal to the rent payable to the lessor by Entest Biomedical Inc and is to be paid in at such time specified in accordance with the original lease agreement between Entest Biomedical Inc. and the lessor.

$3,241 per month for the period beginning October 1, 2014 and ending November 30, 2014

$3,371 per month for the period beginning December 1, 2014 and ending November 30, 2015

$3,506 per month for the period beginning December 1, 2015 and ending November 30, 2016

All charges for utilities connected with premises which are to be paid by Entest Biomedical Inc. under the master lease shall be paid by Regen for the term of this sublease.

This property is utilized as office space. The property is utilized as office space. We believe that the foregoing properties are adequate to meet our current needs for office space.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell common stock of the Company.

The Company’s authorized capital stock consists of the following:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 52,043, 917 shares issued and outstanding as of December 9, 2014.

With respect to each matter submitted to a vote of stockholders of the Company, each holder of Common Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Common Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Common Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Company.

Preferred Stock, $0.0001 par value, 5,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 0 shares issued and outstanding as of December 9, 2014.

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

Series AA Preferred Stock

On September 15, 2014 the Company filed a CERTIFICATE OF DESIGNATION (“Certificate of Designations”) with the Nevada Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as “Series AA Preferred Stock” (hereinafter referred to as “Series AA Preferred Stock”).

The Board of Directors of the Company have authorized 600,000 shares of the Series AA Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times ten thousand (10,000). Except as otherwise required by law holders of Common Stock, other series of Preferred issued by the Corporation, and Series AA Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

Our common stock is traded on the OTC Bulletin Board as well as the OTC Pink Tier of OTC Markets under the symbol "RGBP”. Prior to September 3, 2014 our common stock was not eligible for trading or quotation on any market or stock exchange. Our common stock Below is the range of high and low bid information for our common equity for each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

September 3, 2013 to September 30, 2014	High	Low
Fourth Quarter	$1.00	$0.01

Holders

As of September 30, 2014 there were approximately 445 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2014. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

On April 25, 2012 the Company issued 10,000 common shares (“Shares”) to Bio-Matrix Scientific Group, Inc. for consideration of $90.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 17, 2013 the Company issued 50,000,000 common shares (“Shares”) to Bio-Matrix Scientific Group, Inc. for consideration of $20,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On September 9, 2013 the Company issued 1,500,000 common shares (“Shares”) to Caven Investments LLC.

(a)	The satisfaction of $70,000 of the outstanding indebtedness owed to Caven Investments LLC by Bio-Matrix Scientific Group Inc

(b)	The cancellation of all of Caven Investments LLC’s outstanding warrants to purchase common shares of Bio-Matrix Scientific Group Inc.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On September 30, 2013 the Company issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On October 16, 2013 the Company issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 15, 2013 the Company issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 12, 2013 the Company issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On October 30, 2014 the Company issued  136,000 common shares (“Shares”) to a member of the Company’s Scientific Advisory Board as consideration for services.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2014, we had Cash in the amount of $0 and as of September 30, 2013 we had Cash in the amount of $115,922.

The decrease in Cash of approximately 100% is attributable to expenses incurred by the Company in the operation of its business and payment of its obligations, payments paid to Entest Biomedical, Inc. by the Company on behalf of Bio Matrix Scientific Group, Inc. , capital contributions made to the Company’s parent and $10, 422 loaned to Entest Biomedical, Inc. partially offset by funds received by the Company as a result of capital contributions from the Company’s parent, common shares sold during the year ended September 30, 2014 for proceeds of $300,000 and funds loaned to the Company by the Company’s parent and David R. Koos, the Company’s Chairman and CEO, during the year ended September 30, 2014 totaling $120,169 .

 As of September 30, 2014 we had Notes Receivable of $10,422 and as of September 30, 2013 we had notes Receivable of $0.

The increase in Notes Receivable of 100% is attributable to $10, 422 loaned to Entest Biomedical, Inc. during the year ended September 30, 2014.

As of September 30, 2014 we had Accrued Interest Receivable of $233 and as of September 30, 2013 we had Accrued Interest Receivable of $0.

The increase in Accrued Interest Receivable of 100% is attributable to interest accrued but not yet paid on $10, 422 loaned to Entest Biomedical, Inc. by the Company during the year ended September 30, 2014.

As of September 30, 2014 we had Bank Overdraft of $6,137 and as of September 30, 2013 we had Bank Overdraft of $0.

The increase in Bank Overdraft of approximately 100% is attributable to payments made by the Company in the operation of its business.

As of September 30, 2014 we had Accounts Payable of $3,305 and as of September 30, 2013 we had Accounts Payable of $0.

The increase in Accounts Payable of approximately 100% is attributable to increases in outstanding obligations of the Company incurred in the course of business.

As of September 30, 2014 we had Notes Payable of $120,169 and as of September 30, 2013 we had Notes Payable of $0

The increase in Notes Payable of approximately 100% is attributable to:

(a)	Borrowings during the year ended September 30, 2014 of $30,168 from David Koos, the Company’s CEO
(b)	Borrowings during the year ended September 30, 2014 of $90,000 from Bio Matrix Scientific Group Inc., a company of which David Koos, Regen’s Chairman and CEO, is also CEO and Chairman of the Board of Directors and which owned approximately 57% of the Company’s outstanding share capital as of September 30, 2014

As of September 30, 2014 we had Accrued Payroll Taxes of $8,463 and as of September 30, 2013 we had Accrued Payroll Taxes of $0.

The increase in Accrued Payroll Taxes of approximately 100% is attributable employer tax obligations incurred but not yet paid.

As of September 30, 2014 we had Accrued Interest of $2,212 and as of September 20, 2013 we had Accrued Interest of $0.

The increase in Accrued Interest of approximately 100% is attributable to the incurring by the Company of interest accrued but unpaid on Notes Payable.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the fiscal year ended September 30, 2014 and $0 for the fiscal year ended September 30, 2013 . Net losses were$756,353 for the fiscal year ended September 30, 2014 and $355,034 for the same year ended 2013.

The increase in Net Losses from continuing operations of approximately 113% is primarily attributable to increased operating expenses and interest expense for the year ended September 30, 2014 when compared to the same year ended 2013 offset by:

(a)	lower expenses attributable to Capital Contributions to the Company’s Parent recognized during the year ended September 30, 2014 when compared to the same year ended 2013.
(b)	interest income recognized during the year ended September 30, 2014.
(c)	refund of amounts previously paid income recognized during the year ended September 30, 2014.

As of September 30, 2014 we had $0 cash on hand and current liabilities of $140,286 such liabilities consisting of Accounts Payable, Notes Payable, and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

 As of December 9, 2014 we are not party to any binding agreements which would commit Regen to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

SEALE AND BEERS, CPAs

CERTIFIED PUBLIC ACCOUNTANTS

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Regen BioPharma, Inc

We have audited the accompanying balance sheets of Regen BioPharma, Inc as of September 30, 2014, and 2013, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2014. Regen BioPharma’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regen BioPharma, Inc. as of September 30, 2014 and 2013, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at September 30, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 10, 2014

8250 W Charleston Blvd, Suite 100 - Las Vegas, NV 89117 Phone: (888)727-8251 Fax: (888)782-2351

REGEN BIOPHARMA, INC.
BALANCE SHEET
	As of September 30,	As of December 31,
	2014	2013
ASSETS
Current Assets
Cash	$0	$115,922
Note Receivable	10,422	0
Accrued Interest Receivable	233	0
Total Current Assets	10,655	115,922

TOTAL ASSETS	$10,655	$115,922

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$6,137	$0
Accounts Payable	3,305	0
Notes Payable	120,169	0
Accrued payroll taxes	8,463	0
Accrued Interest	2,212	0
Total Current Liabilities	140,286	0

TOTAL LIABILITIES	140,286	0

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, ($0.0001 par value) 500,000,000 shares authorized, 51,610,000 issued and outstanding as of September 30, 2013 and 51,907,917 shares issued and outstanding as of September 30, 2014	5,191	5,161
Preferred Stock ($0.0001 par value) 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2013 and 2014	0	0
Additional Paid-in Capital	485,097	185,127
Contributed Capital	658,658	447,858
Retained Earnings (Deficit) accumulated during the development stage	(1,278,577)	(522,224)
Total Stockholders' Equity (Deficit)	(129,631)	115,922

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,655	$115,922

The Accompanying Notes are an Integral Part to These Financial Statements.

REGEN BIOPHARMA, INC.

Statements of Operations

	Year ended September 30, 2014	Year Ended September 30, 2013
Revenues	$—	$—
COST AND Expenses
Research and Development	23,867	8,394
General and administrative	523,906	262,879
Consulting and Professional Fees	158,581	48,563
total Costs and expenses	706,354	319,836
OPERATING LOSS	(706,354)	(319,836)

Other Income &(Expense)
Interest Income	233	0
Refunds of amounts previously paid	490	35,000
Interest Expense	(2,212)	0
Capital contribution to parent	(48,510)	(70,198)
Total other income (expense)	(49,999)	(35,198)

Net INCOME (Loss)	$(756,353)	$(355,034)

Basic and fully diluted earnings (loss) Per Share	(0.0146)	(0.0187)

Weighted Average number of common Shares Outstanding	51,731,057	18,950,000

The Accompanying Notes are an Integral Part of These Financial Statements.

REGEN BIOPHARMA , INC.
Statement of shareholder's equity
For the years ended September 30, 2013 and 2014

	Preferred		Common		Additional Paid-in	Retained	Contributed
	Shares	Amount	Shares	Amount	Capital	Earnings	Capital	Total

Balance September 30, 2012			10,000	10	80	(167,190)	168,023	923
Contributed Capital October 1 2012 to December 31, 2012							91,549	91,549
Net Loss October 1, 2012 to December 31 2012						(91,839)		(91,839)
Balance December 31, 2012			10,000	10	80	(259,029)	259,572	633
Contributed Capital January 1 2013 to March 31, 2013							70,500	70,500
Net Loss January 1 2013 to March 31, 2013						(70,505)		(70,505)
Balance March 31, 2013			10,000	10	80	(329,534)	330,072	628
Change in par value, common stock May 15, 2013				(9)	9			0
Common Stock issued for Cash May 17, 2013 at $0.0004 per share issued to the Company's in consideration of payment by the parent on behalf of the Company of $20,000 of expenses incurred by the Company			50,000,000	5,000	15,000			20,000
Contributed Capital April 1, 2013 to June 30, 2013							57,854	57,854
Net Loss April 1, 2013 to June 30, 2013						(74,829)		(74,829)
Balance June 30, 2013			50,010,000	5,001	15,089	(404,363)	387,926	3,653
Common Stock issued for Expenses issued at $0.0468 per share August 20, 2013 issued in satisfaction of $70,000 of convertible debt owed by the Company's parent and $198 of interest accrued but unpaid owed by the Company's parent			1,500,000	150	70,048			70,198
Common Stock issued for Cash at $1.00 per share issued September 30, 2013			100,000	10	99,990			100,000
Contributed Capital July 1, 2013 to September 30, 2013							59,932	59,932
Net Loss July 1, 2013 to September 30, 2013						(117,861)		(117,861)
Balance September 30, 2013			51,610,000	5,161	185,127	(522,224)	447,858	115,922
Common Stock issued for Cash at $1.00 per share issued October 14, 2013			100,000	10	99,990			100,000
Common Stock issued for Cash at $1.00 per share issued November 15, 2013			100,000	10	99,990			100,000
Common Stock issued for Cash at $1.00 per share issued December 12, 2013			100,000	10	99,990			100,000
Contributed Capital October 1, 2013 to December 31 2013							45,000	45,000
Net Loss October 1, 2013 to December 31, 2103						(209,529)		(209,529)
Balance December 31, 2013			51,910,000	5,191	485,097	(731,753)	492,858	251,393
Contributed Capital January 1, 2014 to March 31 2014							50,000	50,000
Net Loss January 1, 2014 to March 31 2014						(186,201)		(186,201)

Balance March 31, 2014			51,910,000	5,191	485,097	(917,954)	542,858	115,192
Common Stock cancelled June 26, 2014			(2,083)
Contributed Capital April 1, 2014 to June 30, 2014							45,000	45,000
Net Loss April 1, 2014 to June 30, 2014						(166,021)		(166,021)
Balance June 30 , 2014			51,907,917	5,191	485,097	(1,083,975)	587,858	(5,829)
Contributed Capital July 1, 2014 to September 30, 2014							70,800	70,800
Net Loss July 1, 2014 to September 30, 2014						(194,602)		(194,602)
Balance September 30, 2014			51,907,917	5,191	485,097	(1,278,577)	658,658	(129,631)

The Accompanying Notes are an Integral Part of These Financial Statements.

REGEN BIOPHARMA, INC.
STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(756,353)	$(355,034)
Adjustments to reconcile net Income to net cash:
Common Stock issued for expenses	—	70,198
Change in other assets and liabilities:
Increase (Decrease) in Accounts Payable	3,305	—
(Increase) Decrease in Notes Receivable	(10,422)	—
(Increase) Decrease in Interest Receivable	(233)	—
Increase(Decrease) in Bank Overdraft	6,137	—
Increase (Decrease) in Accrued Expenses	10,675	—
Net Cash Provided by (Used in) Operating Activities	(746,891)	(284,836)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	300,000	120,000
Increase in Contributed Capital	210,800	279,835
Increase in Notes Payable	120,169	0
Net Cash Provided by (Used in) Financing Activities	630,969	399,835

Net Increase (Decrease) in cash	(115,922)	114,999
Cash at beginning of period	115,922	923

Cash at end of period	$—	$115,922

The Accompanying Notes are an Integral Part to These Financial Statements.

REGEN BIOPHARMA, INC.

Notes to Financial Statements

As of September 30, 2014

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was organized April 24, 2012 under the laws of the State of Nevada. The Company is a majority owned subsidiary of Bio-Matrix Scientific Group, Inc, a Delaware corporation.

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

D. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are expensed in the year in which they are incurred. Expenditures that enhance the value of property and equipment are capitalized.

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

F. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30 2014 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carry forward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

G.  BASIC EARNINGS (LOSS) PER SHARE

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

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the twelve months ended September 30, 2014 and $0 for the twelve months ended September 30, 2013.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

The following accounting standards updates were recently issued and have not yet been adopted by us. These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In August2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 1,278,577 during the period from April 24, 2012 (inception) through September 30, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. NOTES PAYABLE

	September 30, 2014	September 30, 2013
Bio Matrix Scientific Group, Inc. (Note 7)	90,000	0
David Koos ( Notes7)	30,168
Notes payable	$120,168	$0

$90,000 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

$30,168 lent to the Company by David Koos. is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

NOTE 5. NOTES RECEIVABLE

	September 30, 2014	September 30, 2013
Entest Biomedical, Inc. (Note 7)	10,422	0

Notes payable	$10,422	$0

$10,422 lent by the Company to Entest Biomedical, Inc. . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 6. INCOME TAXES

As of September 30, 2014

Deferred tax assets:
Net operating tax carry forwards	$434,716
Other	-0-
Gross deferred tax assets	434,716
Valuation allowance	(434,716))
Net deferred tax assets	$-0-

As of September 30, 2014 the Company has a Deferred Tax Asset of $434,716 completely attributable to net operating loss carry forwards of approximately $ 1,278,577 (which expire 20 years from the date the loss was incurred).

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

NOTE 7. RELATED PARTY TRANSACTIONS

As of September 30, 2014 the Company has received capital contributions from its parent totaling $658,658 and has issued 50,010,000 common shares to its parent for aggregate consideration of $20,090. The Company also utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 provided to the Company by Entest BioMedical, Inc. on a month to month basis free of charge. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company’s parent.

As of September 30, 2014 Entest Biomedical Inc. is indebted to the Company in the amount of $10,422. $10,422 lent by the Company to Entest Biomedical, Inc. . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2014 the Company is indebted to its parent in the amount of $90,000. $90,000 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2014 the Company is indebted to David R. Koos in the amount of $30,168. $30,168 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

On August 20, 2013 the Company issued 1,500,000 common shares to the holder of one of its parent’s convertible notes (“Parent Convertible Note Holder”) in satisfaction of $70,198 owed by the Company’s parent to the Parent Convertible Note Holder.

Between the period beginning September 1, 2013 and ending March 31, 2014 the Company made payments of $28,117 to Entest Biomedical, Inc. on behalf of its parent. During the quarter ended June 30, 2014 the Company paid 6,778 to Entest Biomedical , Inc. to be applied against debt owed by Bio Matrix Scientific group , inc. to Entest Biomedical Inc.

During the year ended September 30, 2014 the Company has paid $13,615 of expenses incurred by the Company’s parent on its behalf.

During the year ended September 30, 2014 the Company made payments totaling $18,042 dollars to Batu Biologics for contracted services .. Thomas Ichim, who serves as the Company’s Chief Scientific Officer and Director of Research as well as a Director of the Company, is the Executive Chairman of and owns approximately 29% of the share capital of Batu Biologics.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as September 30, 2014:

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

Preferred Stock, $0.0001 par value, 5,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 0 shares issued and outstanding

The abovementioned shares authorized pursuant to the Company’s certificate of incorporation may be issued from time to time without prior approval of the shareholders. The Board of Directors of the Company shall have the full authority permitted by law to establish one or more series and the number of shares constituting each such series and to fix by resolution full or limited, multiple or fractional, or no voting rights, and such designations, preferences, qualifications, restrictions, options, conversion rights and other special or relative rights of any series of the Stock that may be desired.

Series AA Preferred Stock

On September 15, 2014 the Company filed a CERTIFICATE OF DESIGNATION (“Certificate of Designations”) with the Nevada Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as “Series AA Preferred Stock” (hereinafter referred to as “Series AA Preferred Stock”).

The Board of Directors of the Company have authorized 600,000 shares of the Series AA Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times ten thousand (10,000). Except as otherwise required by law holders of Common Stock, other series of Preferred issued by the Corporation, and Series AA Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

NOTE 9. STOCK TRANSACTIONS

On June 26, 2014 2,083 of the issued common shares of the Company were cancelled at the request of the holder.

NOTE 10. SUBSEQUENT EVENTS

On October 30, 2014 the Company issued 136,000 common shares to a member of the Company’s Scientific Advisory Board as consideration for services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Registrant's most two most recent fiscal years there were no disagreements with Seale and Beers, Certified Public Accountants LLC (“S&B”) , the Company’s independent registered public accounting firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to S&B’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

Item 9A. Controls and Procedures

 a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2014. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He functions as the Company’s principal executive officer and principal financial officer.

b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934. Rule 13a-15(f) defines internal control over financial reporting as follows:

“The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.”

The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of August 31, 2010 based on the framework in “Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on its assessment, management believes that, as of August 31, 2010, the Company’s internal control over financial reporting is effective.

Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report. This exemption for smaller reporting companies provided under the temporary rules referenced above has been made permanent under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) There have been no changes during the quarter ended September 30, 2014 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

 Item 10. Directors, Executive Officers and Corporate Governance

David R. Koos

David R. Koos has served as Chairman of the Board of Directors, Chief Executive Officer, Secretary, Treasurer and Acting Chief Financial Officer of the Company since April 24, 2013. David R. Koos has served as president of the Company since May 29, 2013.

Education:

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Account Officer	Entest BioMedical, Inc.	June 19, 2009 to the present
Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc.	June 19, 2009 to March 31, 2010
Acting Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc.	August 8, 2011 to the present
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.*	June 14, 2006 (Chairman) to Present; June 19, 2006 (President, CEO and Acting CFO); June 19, 2006 (Secretary) to Present
Chairman, CEO, Secretary & Acting CFO	Frezer Inc.	May 2, 2005 to February 2007
Chairman, CEO & Acting CFO	BMXP Holdings, Inc.	December 6, 2004 to June 2008

* As of December 9, 2014, 2013 Bio-Matrix Scientific Group, Inc owns 29,676,666 Common Shares of Regen representing 57% of our outstanding share capital as of December 9, 2014.

Thomas Ichim

Thomas Ichim has served as our Chief Scientific Officer and Director of Research since June 15, 2012 and has served as a director since July 15, 2013

Education:

1998	University of Waterloo, Waterloo, Ontario, Canada
BSc in Biology

2003	University of Western Ontario, London, Ontario, Canada
MSc Microbiology and Immunology

2005	Society of Clinical Research Associates, Chalfont, PA
Certified Clinical Research Associate

2007	University of Science Arts and Technology, Olveston Monserrat
PhD Immunology

Five Year Employment History:

January 2014	President and Chairmand
Batu Biologics
9225 Towne Centre Drive, Suite 450, San Diego, CA 92121

2012 - 2014	President and Chief Scientific Officer
Medistem Inc.
9288 Towne Centre Drive, Suite 450, San Diego, CA 92121

2008 - 2012	Chief Executive Officer and Chief Scientific Officer
Medistem Inc.
9288 Towne Centre Drive, Suite 450, San Diego, CA 92121

2007 - 2008	Chief Scientific Officer
Medistem Inc.
9288 Towne Centre Drive, Suite 450, San Diego, CA 92121

2006 - 2009	Chief Technology Officer
OncoMune LLC
18851 NE 29th Avenue, Suite 500, Aventura, FL 33180

2004 - 2007	Co-Founder and Program Manager
bioRASI LLC
18851 NE 29th Avenue, Suite 500, Aventura, FL 33180

Code of Ethics

On September 25, 2013 we adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.

Director Independence

Audit Committee and Audit Committee Financial Expert

The members of the Company’s board of Directors may not be considered independent. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s Board of Directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its member is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that its member has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Because the Chief Executive Officer of the Company is also the Chairman of the Board of Directors of the Company, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Board of Directors’ attention by virtue of the co-extensive capacities of the Chairman of the Board of Directors.

Executive Compensation

For the period from October 1, 2013 to September 30, 2014

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)(a)(b)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)

David Koos Chairman, and CEO*	From October 1, 2013 to September 30, 2014	$300,000	0	0	0	0	0	0

Thomas Ichim Chief Scientific Officer and Director of Research**	From October 1, 2013 to September 30, 2014	$120,000	0	0	0	0	0	0

*Includes $165,000 in accrued salary the obligation for payment resting with Bio Matrix Scientific Group, Inc.

**Includes $10,000 accrued salary the obligation for payment resting with Bio Matrix Scientific Group, Inc.

 For the period from October 1, 2012 to September 30, 2013

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)(a)(b)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Koos Chairman, and CEO	From October 1, 2012 to September 30, 2013	$0	0	0	0	0	0	0	0	$0

Thomas Ichim Chief Scientific Officer and Director of Research	From October 1, 2012 to September 30, 2013	$120,000	0	0	0	0	0	0	0	$120,000

J Christopher Mizer, President (President until May 29,2013)	From October 1, 2012 to September 30, 2013	$79,354	0	0	0	0	0	0	0	$79,354

Employment Agreements

David R. Koos

David Koos is not party to an employment agreement with the Company. Bio Matrix Scientific Group, Inc. (“BMSN”), the Company’s parent, has agreed to compensate David Koos $25,000 per month for his services, exclusive of any bonuses or benefits. Any portion of .Mr. Koos’ compensation not paid by Regen becomes an obligation of BMSN.

Thomas Ichim.

On June 15, 2012 BMSN entered into an employment agreement with Thomas Ichim whereby Mr. Ichim agreed to assume the position of Chief Scientific Officer and Director of Research of Regen BioPharma, Inc. (“Ichim Employment Agreement”).

As consideration for rendering services pursuant to the Ichim Employment Agreement, Mr. Ichim shall receive:

(a) Monthly salary of $10,000 payable in cash or common shares of BMSN, at BMSN’s option

(b) 12,000,000 common shares of BMSN (“Signing Shares”

Signing Shares may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by Mr. Ichim (“ Transfer Restriction”) except as follows:

1. Upon the expiration of one month from the date of the grant of the Signing Shares, Transfer Restrictions shall no longer apply to 1,000,000 of the Signing Shares.

2. Upon the expiration of two months from the date of the grant of the Signing Shares, Transfer Restrictions shall no longer apply to an additional 1,000,000 of the Signing Shares.

3. Upon the expiration of three months from the date of the grant of the Signing Shares, Transfer Restrictions shall no longer apply to an additional 1,000,000 of the Signing Shares.

4. Upon the expiration of four months from the date of the grant of the Signing Shares, Transfer Restrictions shall no longer apply to an additional 1,000,000 of the Signing Shares.

5. Upon the expiration of five months from the date of the grant of the Signing Shares, Transfer Restrictions shall no longer apply to an additional 1,000,000 of the Signing Shares.

6. Upon the expiration of six month from the date of the grant of the Signing Shares, Transfer Restrictions shall no longer apply to an additional 1,000,000 of the Signing Shares.

Transfer Restrictions shall no longer apply to 6,000,000 of the Signing Shares (“Milestone Shares”) upon the achievement of the following events (“Milestones”) during the course of the Mr. Ichim’s employment.

1. Upon the addition to the Scientific Advisory Board of BMSN or any subsidiary of BMSN of five Researchers approved by the CEO of BMSN to act as members of Scientific Advisory Board of BMSN or any subsidiary of BMSN, prior to December 31, 2012, Transfer Restrictions shall no longer apply to 1,000,000 Milestone Shares.

2. Upon the identification of five separate intellectual properties (“IPs”), prior to May 4, 2013, which are, in the sole discretion of the CEO of BMSN, deemed to be suitable IPs for BMSN or any subsidiary of BMSN to consider licensing for commercial use Transfer Restrictions shall no longer apply to 1,000,000 Milestone Shares.

 3. Upon execution, prior to May 4, 2013, of binding agreements whereby BMSN or any of its subsidiaries have secured commercial licensing rights to all of the IPs listed above prior to May 4, 2013 Transfer Restrictions shall no longer apply to 1,000,000 Milestone Shares.

4. Upon retention by BMSN or any of its subsidiaries , prior to May 4, 2013, of both of appropriate researchers and an appropriate Contract Research Organization , the purpose of such retention being the commencement of clinical trials and the preparation of an Investigational New Drug Application pursuant to applicable law, Transfer Restrictions shall no longer apply to 1,000,000 Milestone Shares.

5. Upon commencement, prior to December 31, 2013, of a “Phase I” clinical trial by BMSN or any subsidiary of BMSN, to be performed in connection with an Investigational New Drug Application submitted by BMSN and in accordance with applicable law, Transfer Restrictions shall no longer apply to 2,000,000 Milestone Shares.

In the event that Mr. Ichim is no longer employed by BMSN or any subsidiary of BMSN, any Signing Shares (including Milestone Shares) still subject to Transfer Restrictions shall be forfeited by the Mr. Ichim, and ownership of those Signing Shares shall be transferred back to BMSN.

In the event that any Milestone listed above is not achieved by the date so indicated, those Milestone Shares for which Transfer Restrictions would no longer apply upon achievement of the applicable Milestone shall be forfeited by Mr. Ichim and ownership of the Milestone Shares shall be transferred back to BMSN .

The term of the Ichim Employment Agreement is from June 15, 2012 to June 14, 2015 and may be extended by mutual agreement between Mr. Ichim and BMSN .

On June 21, 2012 the Ichim Employment Agreement was amended so that no salary was due and payable during the month of June 2012 and $15,161 would be due and payable in the month of July 2012.

J. Christopher Mizer

On May 4, 2012 BMSN entered into an employment agreement with J. Christopher Mizer whereby Mr. Mizer agreed to assume the position of President of Regen BioPharma, Inc. (“Mizer Employment Agreement”).

As consideration for rendering services pursuant to the Mizer Employment Agreement, Mr. Mizer shall receive:

(a)

Monthly salary of $10,000 payable in cash or common shares of BMSN, at BMSN’s option

(b)

12,000,000 common shares of BMSN (“Signing Shares”)

Signing Shares may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by Mr. Mizer (“ Transfer Restriction”) except as follows:

(1)	Upon the expiration of one month from the date of the grant of the Signing Shares, Transfer Restrictions shall no longer apply to 1,000,000 of the Signing Shares.

(2)	Upon the expiration of two months from the date of the grant of the Signing Shares, Transfer Restrictions shall no longer apply to an additional 1,000,000 of the Signing Shares.

(3)	Upon the expiration of three months from the date of the grant of the Signing Shares, Transfer Restrictions shall no longer apply to an additional 1,000,000 of the Signing Shares.

(4)	Upon the expiration of four months from the date of the grant of the Signing Shares, Transfer Restrictions shall no longer apply to an additional 1,000,000 of the Signing Shares.

(5)	.Upon the expiration of five months from the date of the grant of the Signing Shares, Transfer Restrictions shall no longer apply to an additional 1,000,000 of the Signing Shares.

(6)	Upon the expiration of six month from the date of the grant of the Signing Shares, Transfer Restrictions shall no longer apply to an additional 1,000,000 of the Signing Shares.

Transfer Restrictions shall no longer apply to 6,000,000 of the Signing Shares (“Milestone Shares”) upon the achievement of the following events (“Milestones”) during the course of the Mr. Mizer’s employment with BMSN

1. Upon the addition to the Scientific Advisory Board of BMSN or any subsidiary of BMSN of five Researchers approved by the CEO of BMSN to act as members of Scientific Advisory Board of BMSN or any subsidiary of BMSN, prior to December 31, 2012, Transfer Restrictions shall no longer apply to 1,000,000 Milestone Shares

2. Upon the identification of five separate intellectual properties (“IPs”), prior to May 4, 2013, which are, in the sole discretion of the CEO of BMSN, deemed to be suitable IPs for BMSN or any subsidiary of BMSN to consider licensing for commercial use Transfer Restrictions shall no longer apply to 1,000,000 Milestone Shares.

3. Upon execution, prior to May 4, 2013, of binding agreements whereby BMSN or any of its subsidiaries have secured commercial licensing rights to all of the IPs listed above prior to May 4, 2013 Transfer Restrictions shall no longer apply to 1,000,000 Milestone Shares.

4.Upon retention by BMSN or any of its subsidiaries , prior to May 4, 2013, of both of appropriate researchers and an appropriate Contract Research Organization , the purpose of such retention being the commencement of clinical trials and the preparation of an Investigational New Drug Application pursuant to applicable law, Transfer Restrictions shall no longer apply to 1,000,000 Milestone Shares.

5. Upon commencement, prior to December 31, 2013, of a “Phase I” clinical trial by BMSN or any subsidiary of BMSN, to be performed in connection with an Investigational New Drug Application submitted by BMSN and in accordance with applicable law, Transfer Restrictions shall no longer apply to 2,000,000 Milestone Shares.

In the event that Mr. Mizer is no longer employed by BMSN or any subsidiary of BMSN, any Signing Shares (including Milestone Shares) still subject to Transfer Restrictions shall be forfeited by the Mr. Mizer, and ownership of those Signing Shares shall be transferred back to BMSN.

On May 12, 2012 the Mizer Employment Agreement was amended so that no salary was due and payable during the month of June and May 2012 and $28,710 would be due and payable in the month of July 2012.

In the event that any Milestone listed above is not achieved by the date so indicated, those Milestone Shares for which Transfer Restrictions would no longer apply upon achievement of the applicable Milestone shall be forfeited by Mr. Mizer and ownership of the Milestone Shares shall be transferred back to BMSN .

The term of the Mizer Employment Agreement is from May 4, 2012 to May 3, 2015 and may be extended by mutual agreement between Mr. Mizer and BMSN .

On May 29, 2013 J. Christopher Mizer was dismissed from his position as president of Regen BioPharma Inc. The position of president of Regen BioPharma Inc. has been assumed by David R. Koos, the Company’s Chairman and Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of December 9, 2014 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

As of December 9, 2014, the Company had 52,043,917 common shares outstanding and no preferred shares outstanding.

Based on  52,043,917 shares issued and outstanding as of  December 9 , 2014

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos* C/o Regen Biopharma Inc. 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	30,083,107	57.8%

Common	Bio-Matrix Scientific Group Inc. 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	29,676,666	57.02%

Common	Thomas Ichim C/o Regen Biopharma Inc. 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	67	Less than 1%

Common	All Officers and Directors As a Group	30,083,174	57.8%

•	Includes 29,676,666 common shares of the Company beneficially owned by Bio-Matrix Scientific Group Inc. David R. Koos is the sole officer and director of Bio-Matrix Scientific Group Inc. and has voting and dispositive control over common shares of Regen held by Bio-Matrix Scientific Group Inc. Includes 710 common shares of the Company beneficially owned by the AFN Trust for which Mr. Koos serves as trustee. Includes 3,166 common shares of the Company beneficially owned by the BMXP Holdings Shareholders Business Trust for which Mr. Koos serves as trustee.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of September 30, 2014 the Company has received capital contributions from its parent totaling $658,658 and has issued 50,010,000 common shares to its parent for aggregate consideration of $20,090. The Company also utilized approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 provided to the Company by Entest BioMedical, Inc. on a month to month basis free of charge until October 1 , 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company’s parent.

As of September 30, 2014 Entest Biomedical Inc. is indebted to the Company in the amount of $10,422. $10,422 lent by the Company to Entest Biomedical, Inc. . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2014 the Company is indented to its parent in the amount of $90,000. $90,000 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2014 the Company is indented to David R. Koos in the amount of $30,168. $30,168 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

On August 20, 2013 the Company issued 1,500,000 common shares to the holder of one of its parent’s convertible notes (“Parent Convertible Note Holder”) in satisfaction of $70,198 owed by the Company’s parent to the Parent Convertible Note Holder.

Between the period beginning September 1, 2013 and ending March 31, 2014 the Company made payments of $28,117 to Entest Biomedical, Inc. on behalf of its parent. During the quarter ended June 30, 2014 the Company paid 6,778 to Entest Biomedical , Inc. to be applied against debt owed by Bio Matrix Scientific group , inc. to Entest Biomedical Inc.

During the year ended September 30, 2014 the Company has paid $13,615 of expenses incurred by the Company’s parent on its behalf.

During the year ended September 30, 2014 the Company made payments totaling $18,042 dollars to Batu Biologics for contracted services .. Thomas Ichim, who serves as the Company’s Chief Scientific Officer and Director of Research as well as a Director of the Company, is the Executive Chairman of and owns approximately 29% of the share capital of Batu Biologics.

On October 1, 2014 the Company entered into an agreement to sublease approximately 2,320 square feet of office space from Entest Biomedical, Inc. Entest Biomedical Inc. is under common control with the Company as the Chairman and CEO of the Company also serves as the Chairman and CEO of Entest Biomedical, Inc. the sublease is on a month to month basis and rent payable to Entest Biomedical Inc. by the Company is equal to the rent payable to the lessor by Entest Biomedical Inc and is to be paid in at such time specified in accordance with the original lease agreement between Entest Biomedical Inc. and the lessor.

$3,241 per month for the period beginning October 1, 2014 and ending November 30, 2014

$3,371 per month for the period beginning December 1, 2014 and ending November 30, 2015

$3,506 per month for the period beginning December 1, 2015 and ending November 30, 2016

All charges for utilities connected with premises which are to be paid by Entest Biomedical Inc. under the master lease shall be paid by Regen for the term of this sublease.

Director Independence

Audit Committee and Audit Committee Financial Expert

The Company’s Board of Directors may not be considered independent as  they are also  officers. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its members are able to read and understand fundamental financial statements and has substantial business experience that results in the member's financial sophistication. Accordingly, the Board of Directors believes that its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Board of Directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The Board of Directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the Board of Directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of communication with management

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by Seale and Beers , CPAs during the period beginning October 1, 2013 and ending September 30, 2014:

Audit Fees	$5,000
Audit Related Fees	4,023
Tax Fees	0
All Other Fees	0
$9,023

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:   Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended September 30, 2014 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

 All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected the independence of Seale and Beers , CPAs.

Item 15. Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
3(i)	Articles of Incorporation (incorporated by Reference to Exhibit 3(i) of the Company’s Form S-1 dated October 9. 2013)
3(i)(2)	Amendment to Articles of incorporation (incorporated by Reference to Exhibit 3(i)(2) of the Company’s Form S-1 dated October 9. 2013)
3(ii)	Bylaws of the Registrant* (incorporated by Reference to Exhibit 3(i)(iii) of the Company’s Form S-1 dated October 9. 2013)
10.1	June 5 2013 Agreement by and between the Company and Oregon Health and Science University* (incorporated by Reference to Exhibit 10.1 of the Company’s Form S-1 dated October 9. 2013)
10.2	Termination of June 5 2013 Agreement by and between the Company. and Oregon Health and Science University August 8 2013 (incorporated by Reference to Exhibit 10.2 of the Company’s Form S-1 dated October 9. 2013)
10.3	Employment Agreement by and between Biomatrix Scientific Group, Inc. and J. Christopher Mizer* (incorporated by Reference to Exhibit 10.3 of the Company’s Form S-1 dated October 9. 2013)
10.4	Amendment to Employment Agreement by and between Biomatrix Scientific Group, inc. and J. Christopher Mizer (incorporated by Reference to Exhibit 10.4 of the Company’s Form S-1 dated October 9. 2013)
10.5	Employment Agreement by and between Biomatrix Scientific Group, Inc. and Thomas Ichim* (incorporated by Reference to Exhibit 10.5 of the Company’s Form S-1 dated October 9. 2013)
10.6	Amendment to Employment Agreement by and between Biomatrix Scientific Group, inc. and Thomas Ichim (incorporated by Reference to Exhibit 10.6 of the Company’s Form S-1 dated October 9. 2013)
10.7	May 1 2013 agreement with Dr. Wei Ping Min (incorporated by Reference to Exhibit 10.7 of the Company’s Form S-1 dated October 9. 2013)
10.8	Letter Agreement by and between Wei Ping Min and Bio-Matrix Scientific Group Inc dated May 18, 2012 (incorporated by Reference to Exhibit 10.8 of the Company’s Form S-1 dated October 9. 2013)
10.9	Option Agreement by and between the Company and Oregon State University June 5 2013 (incorporated by Reference to Exhibit 10.9 of the Company’s Form S-1 dated October 9. 2013)
10.10	Letter Agreement by and between James White and Bio-Matrix Scientific Group Inc dated May 16, 2012 (incorporated by Reference to Exhibit 10.9 of the Company’s Form S-1 dated October 9. 2013)
3(i)(iii)	Designations Series AA Preferred Stock(( incorporated by Reference to Exhibit 3(i) of the Company’s Form 8-K dated September 16, 2014)
10.11	Letter Agreement by and between David Suhy and Regen dated September 11 2013*
10.12	Exclusive License Agreement between Regen and Benitec Australia Limited (incorporated by Reference to Exhibit 10.12 of the Company’s Form S-1 dated October 9. 2013)
10.13	Service Agreement by and between Regen and Dr. Wei Ping Min July 27,2013 (incorporated by Reference to Exhibit 10.13 of the Company’s Form S-1 dated October 9. 2013)
10.14	Share Purchase Agreement September 30, 2013 ( incorporated by Reference to Exhibit 10.14 of the Company’s Form S-1 dated October 9. 2013)
10.15	Share Purchase Agreement October 11, 2013 (incorporated by Reference to Exhibit 10.15 of the Company’s Form S-1/A filed November 22. 2013)
10.16	Share Purchase Agreement November 7, 2013 (incorporated by Reference to Exhibit 10.16 of the Company’s Form S-1/A filed November 22. 2013
10.17	Settlement Agreement executed by Company Dec 9, 2013 (incorporated by Reference to Exhibit 10.17 of the Company’s Form S-1/A filed January 10. 2014)
10.18	SECURITIES PURCHASE AGREEMENT( incorporated by Reference to Exhibit 10.18 of the Company’s Form S-1/A filed January 10. 2014)
10.19	ASSIGNMENT OF INVENTION AND PATENT APPLICATION (incorporated by Reference to Exhibit 10.1 of form 8-K dated November 24, 2014)
10.20	Consulting Agreement(incorporated by Reference to Exhibit 10.2 of form 8-K dated November 24, 2014)
10.21	Sublease
10.22	Promissory Note Payable (filed previously as Exhibit 10-1 of the Company’s Form 10-Q filed August 7, 2014)
10.23	Promissory Note Payable (filed previously as Exhibit 10-2 of the Company’s Form 10-Q filed August 7, 2014)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entest BioMedical, Inc.

By:	/s/David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: December 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 15, 2014.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer
Date: December 15, 2014

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 15, 2014.

By:	/s/ Thomas Ichim
Name: Thomas Ichim
Title: Director
Date: December 15, 2014