Form 10-K/A
period 2014-09-30
Regen BioPharma Inc
filed 2014-12-22
CIK 1589150

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K/A

Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-191725

REGEN BIOPHARMA, INC.

(Name of small business issuer in its charter)

Nevada	45-5192997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE:

THIS AMENDMENT NO.1 TO REGEN BIOPHARMA, INC’S (THE “COMPANY”) FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2014 (“FORM 10-K”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE FORM 10K.(“ORIGINAL FILING”)

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 10, 2014

8250 W Charleston Blvd, Suite 100 - Las Vegas, NV 89117 Phone: (888)727-8251 Fax: (888)782-2351

REGEN BIOPHARMA, INC.
BALANCE SHEET
	As of September 30,	As of September 30,
	2014	2013
ASSETS
Current Assets
Cash	$0	$115,922
Note Receivable	10,422	0
Accrued Interest Receivable	233	0
Total Current Assets	10,655	115,922

TOTAL ASSETS	$10,655	$115,922

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$6,137	$0
Accounts Payable	3,305	0
Notes Payable	120,169	0
Accrued payroll taxes	8,463	0
Accrued Interest	2,212	0
Total Current Liabilities	140,286	0

TOTAL LIABILITIES	140,286	0

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, ($0.0001 par value) 500,000,000 shares authorized, 51,610,000 issued and outstanding as of September 30, 2013 and 51,907,917 shares issued and outstanding as of September 30, 2014	5,191	5,161
Preferred Stock ($0.0001 par value) 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2013 and 2014	0	0
Additional Paid-in Capital	485,097	185,127
Contributed Capital	658,658	447,858
Retained Earnings (Deficit) accumulated during the development stage	(1,278,577)	(522,224)
Total Stockholders' Equity (Deficit)	(129,631)	115,922

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,655	$115,922

The Accompanying Notes are an Integral Part to These Financial Statements.

REGEN BIOPHARMA, INC.

Statements of Operations

	Year ended September 30, 2014	Year Ended September 30, 2013
Revenues	$—	$—
COST AND Expenses
Research and Development	23,867	8,394
General and administrative	523,906	262,879
Consulting and Professional Fees	158,581	48,563
total Costs and expenses	706,354	319,836
OPERATING LOSS	(706,354)	(319,836)

Other Income &(Expense)
Interest Income	233	0
Refunds of amounts previously paid	490	35,000
Interest Expense	(2,212)	0
Capital contribution to parent	(48,510)	(70,198)
Total other income (expense)	(49,999)	(35,198)

Net INCOME (Loss)	$(756,353)	$(355,034)

Basic and fully diluted earnings (loss) Per Share	(0.0146)	(0.0187)

Weighted Average number of common Shares Outstanding	51,731,057	18,950,000

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
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: December 22, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 22, 2014.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer
Date: December 22, 2014

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 22, 2014.

By:	/s/ Thomas Ichim
Name: Thomas Ichim
Title: Director
Date: December 22, 2014