Form 10-Q
period 2014-12-31
Regen BioPharma Inc
filed 2015-02-04
CIK 1589150

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 29, 2015 there were 52,043,917 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☑

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA, INC.
BALANCE SHEET
	As of December 31,	As of September 30,
	2014	2014
	(unaudited)
ASSETS
Current Assets
Cash	$53,622	$0
Note Receivable	10,422	10,422
Accrued Interest Receivable	493	233
Total Current Assets	64,537	10,655

TOTAL ASSETS	$64,537	$10,655

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$0	$6,137
Accounts Payable	3,501	3,305
Notes Payable	305,894	120,169
Accrued payroll taxes	4,899	8,463
Accrued Interest	8,254	2,212
Accrued Rent	3,371	0
Total Current Liabilities	325,919	140,286

TOTAL LIABILITIES	325,919	140,286

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, ($0.0001 par value) 500,000,000 shares authorized, 52,043,917 issued and outstanding as of December 31, 2014 and 51,907,917 shares issued and outstanding as of September 30, 2014	$5,205	$5,191
Preferred Stock ($0.0001 par value) 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2014 and September 30, 2014	0	0
Additional Paid-in Capital	507,523	485,097
Contributed Capital	723,658	658,658
Retained Earnings (Deficit) accumulated during the development stage	(1,497,768)	(1,278,577)
Total Stockholders' Equity (Deficit)	(261,382)	(129,631)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$64,537	$10,655

The Accompanying Notes are an Integral Part to These Financial Statements.

REGEN BIOPHARMA, INC.

Statements of Operations

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
	(unaudited)	(unaudited)
Revenues	$—	$—
COST AND Expenses
Research and Development	2,237	5,825
General and administrative	139,453	129,295
Consulting and Professional Fees	59,848	50,715
Rent	11,871	0
total Costs and expenses	213,409	185,835
OPERATING LOSS	(213,409)	(185,835)

Other Income &(Expense)
Interest Income	260	0
Interest Expense	(6,042)	0
Capital contribution to parent	0	(23,694)
Total other income (expense)	(5,782)	(23,694)

Net INCOME (Loss)	$(219,191)	$(209,529)

Basic and fully diluted earnings (loss) Per Share	(0.0042)	(0.0040)

Weighted Average number of common Shares Outstanding	52,000,576	51,764,945

The Accompanying Notes are an Integral Part of These Financial Statements.

REGEN BIOPHARMA, INC.
STATEMENT OF CASH FLOWS

	Three Months Ended December 31,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(219,191)	$(209,529)
Adjustments to reconcile net Income to net cash:
Common Stock issued for expenses	—	—
Common Stock issued to Consultants	22,440	—
Change in other assets and liabilities:
Increase (Decrease) in Accounts Payable	196	40
(Increase) Decrease in Notes Receivable	—	—
(Increase) Decrease in Interest Receivable	(260)	—
Increase(Decrease) in Bank Overdraft	(6,137)	—
Increase (Decrease) in Accrued Expenses	5,849	16,385
Net Cash Provided by (Used in) Operating Activities	(197,103)	(193,104)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	0	300,000
Increase in Contributed Capital	65,000	45,000
Increase in Notes Payable	185,725	0
Net Cash Provided by (Used in) Financing Activities	250,725	345,000

Net Increase (Decrease) in cash	53,622	151,896
Cash at beginning of period	0	115,922

Cash at end of period	$53,622	$267,818

The Accompanying Notes are an Integral Part to These Financial Statements.

REGEN BIOPHARMA, INC.

Notes to Financial Statements

As of December 31, 2014

The accompanying unaudited interim condensed consolidated financial statements of Regen Biopharma , Inc. (“Regen” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended September 30, 2014. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2014 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the three months ended December 31, 2014 and $0 for the three months ended December 31, 2013.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 1,497,768 during the period from April 24, 2012 (inception) through December 31, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. NOTES PAYABLE

	December 31, 2014	September 30, 2014
Bio Matrix Scientific Group, Inc. (Note 7)	86,126	90,000
David Koos ( Notes7)	55,768	30,168
Bio Technology Partners Business Trust	164,000	0
Notes payable	$305,894	$120,168

$86,126 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

$55,768 lent to the Company by David Koos. is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

$164,000 lent to the Company by Bio Technology Partners Business Trust. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 5. NOTES RECEIVABLE

	December 31, 2014	September 30, 2014
Entest Biomedical, Inc. (Note 7)	$10,422	$10,422

Notes Receivable	$10,422	$10,422

$10,422 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 6. INCOME TAXES

As of December 31, 2014

Deferred tax assets:
Net operating tax carry forwards	$509,241
Other	-0-
Gross deferred tax assets	509,241
Valuation allowance	(509,241))
Net deferred tax assets	$-0-

As of December 31, 2014 the Company has a Deferred Tax Asset of $509,241 completely attributable to net operating loss carry forwards of approximately $1,497,768 (which expire 20 years from the date the loss was incurred).

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

NOTE 7. RELATED PARTY TRANSACTIONS

As of December 31, 2014 the Company has received capital contributions from its parent totaling $723,658 and has issued 50,010,000 common shares to its parent for aggregate consideration of $20,090. The Company also utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to the Company by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company’s parent and the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to the rent payable to the lessor by Entest Biomedical, Inc. and is to be paid in at such time specified in accordance with the original lease agreement between the Entest Biomedical, Inc. and the lessor.

Rent to be charged to Entest Biomedical, Inc. pursuant to the lease is as follows:

$3,241 per month for the period beginning October 1, 2014 and ending November 30, 2014

$3,371 per month for the period beginning December 1, 2014 and ending November 30, 2015

$3,506 per month for the period beginning December 1, 2015 and ending November 30, 2016

As of December 31, 2014 Entest Biomedical Inc. is indebted to the Company in the amount of $10,422. $10,422 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of December 31, 2014 the Company is indebted to its parent in the amount of $86,126. $86,126 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of December 31, 2014 the Company is indebted to David R. Koos in the amount of $55,768. $55,768 lent to the Company by Koos . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as December 31, 2014:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 52,043,917 shares issued and outstanding.

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

NOTE 10. SUBSEQUENT EVENTS

On January 15, 2015 the Company amended Article 3 of its Certificate of Incorporation to be and read as follows:

3. Authorized Shares:

The aggregate number of shares, which the corporation shall have authority to issue, shall consist of 500,000,000 shares of Common Stock having a $.0001 par value, and 100,000,000 shares of Preferred Stock having a $.0001 par value.

The Common and/or Preferred Stock of the Company may be issued from time to time without prior approval by the stockholders. The Common and/or Preferred Stock may be issued for such consideration as may be fixed from time to time by the Board of Directors. The Board of Directors may issue such share of Common and/or Preferred Stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions.”

On January 15, 2015 the Company filed a CERTIFICATE OF DESIGNATION ("Certificate of Designations") with the Nevada Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as "Series A Preferred Stock" (hereinafter referred to as "Series A Preferred Stock").

The Board of Directors of the Company have authorized 90,000,000 shares of the Series A Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series A Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series A Preferred Stock owned by such holder times one . Except as otherwise required by law holders of Common Stock, other series of Preferred issued by the Corporation, and Series A Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

Holders of the Series A Preferred Stock will be entitled to receive, when, as and if declared by the board of directors of the Company (the “Board”) out of funds legally available therefore, non-cumulative cash dividends of $0.01 per quarter. In the event any dividends are declared or paid or any other distribution is made on or with respect to the Common Stock , the holders of Series A Preferred Stock as of the record date established by the Board for such dividend or distribution on the Common Stock shall be entitled to receive, as additional dividends (the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the form) of the dividends or distribution that such holder would have received had each share of the Series A Preferred Stock been one share of the Common Stock, such Additional Dividends to be payable on the same payment date as the payment date for the Common Stock.

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (collectively, a “Liquidation”), before any distribution or payment shall be made to any of the holders of Common Stock or any other series of preferred stock, the holders of Series A Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $0.01 per share of Series A Preferred (the “Liquidation Amount”) plus all declared and unpaid dividends thereon, for each share of Series A Preferred held by them.

If, upon any Liquidation, the assets of the Company shall be insufficient to pay the Liquidation Amount, together with declared and unpaid dividends thereon, in full to all holders of Series A Preferred, then the entire net assets of the Company shall be distributed among the holders of the Series A Preferred, ratably in proportion to the full amounts to which they would otherwise be respectively entitled and such distributions may be made in cash or in property taken at its fair value (as determined in good faith by the Board), or both, at the election of the Board.

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

Material Changes in Financial Condition

As of December 31, 2014, we had Cash on Hand of $ 53,622 and as of September 30, 2014 we had Cash on Hand of $0.

The increase in Cash on Hand of 100 %  is primarily attributable to $25,600 lent to the Company by David Koos, the Company’s Chief Executive Officer, during the quarter ended December 31, 2014 and $164,000 lent to the Company by Bio Technology Partners Business Trust during the quarter ended December 31, 2014 offset by $12,374 of debt repaid to the Company’s parent, Bio Matrix Scientific Group, Inc. and funds expended in the operation of the Company’s business during the quarter ended December 31, 2014.

As of December 31, 2014 we had Accrued Interest Receivable of $493 and as of September 30, 2014 we had Accrued Interest Receivable of $233.

The increase in of Accrued Interest Receivable of approximately 115% is attributable to interest accrued but unpaid during the quarter ended December 31, 2014 resulting from $10,422 loaned by the Company to Entest Bio-Medical, Inc.

As of December 31, 2014 we had Accounts Payable of $3,501 and as of September 30, 2014 we had Accounts Payable of $3,305.

The increase in Accounts Payable of approximately 6% is attributable to obligations incurred in the course of the company’s business during the quarter ended December 31, 2014 but not yet paid as of the end of that quarter.

As of December 31, 2014 we had Bank Overdraft of $0 and as of September 30, 2014 we had Bank Overdraft of $6,137.

The decrease in Bank Overdraft of 100% is attributable to loans made to the Company during the quarter ended December 31, 2014.

As of December 31,2014 we had Notes Payable of $305,894 and as of September 30, 2014 we had Notes Payable of $120,169.

The increase in Notes Payable of approximately 154% is attributable to:

$25,600 lent to the Company by the Company’s Chief Executive Officer during the quarter ended December 31, 2014.

$8,500 of company expenses paid by the company’s parent on the Company’s behalf during the quarter ended December 31, 2014.

$164,000 lent to the Company by a third party lender during the quarter ended December 31, 2014.

Offset by:

$12,374 of principal indebtedness repaid by the Company to the company’s parent during the quarter ended December 31, 2014.

As of December 31, 2104 we had Accrued Payroll Taxes of $4,899 and as of December 31, 2014 we had Accrued Payroll Taxes of $8,463.

 The decrease in Accrued Payroll Taxes of approximately 42% is attributable to payment by the Company of employer tax obligations incurred in prior periods.

As of December 31, 2104 we had Accrued Interest of $8,524 and as of September 30, 2014 we had Accrued Interest of $2,212.

 The increase in Accrued Interest of approximately 273% is attributable to interest expense on Notes Payable of $6,042 incurred during the quarter ended December 31, 2014 but not yet paid.

As of December 31, 2104 we had Accrued Rent of $3,371 and as of September 30, 2014 we had Accrued Rent of $0.

The increase in Accrued Rent is attributable to rental expense incurred but not paid for the month of December 2014.

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended December 31, 2014 and -0- for the three months ended December 31, 2013.  Net Losses were $219,191 for the three months ended December 31, 2014 and $209,529 for the same period ended 2013.

The increase in Net Losses of approximately 4.6% is primarily attributable to:

Greater General and Administrative Expenses, Consulting and Professional Fees, Rental Expense and Interest Expense recognized during the quarter ended December 31, 2014 when compared to the same period ended 2013.

Offset by:

Interest Income recognized during the quarter ended December 31, 2014

Expense related to capital contributions to the Company’s parent of $23,694 recognized during the quarter ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014 we had $53,622 cash on hand and current liabilities of $325,919 such liabilities consisting of Accounts Payable, Notes Payable and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

 As of December 31, 2014 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on October 1, 2014 and ending on December 31, 2014, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2014 the Company issued 136,000 common shares (“Shares”) to a member of the Company’s Scientific Advisory Board as consideration for services

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 2, 2015	Regen BioPharma Inc. , Inc.
a Nevada corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer