Form 10-Q
period 2015-03-31
Regen BioPharma Inc
filed 2015-05-07
CIK 1589150

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1 , 2015 there were 110,739,382 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA, INC.
BALANCE SHEET
	As of March 31,	As of September 30,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash	$521,974	$—
Note Receivable	12,051	10,422
Accrued Interest Receivable	784	233
Total Current Assets	534,809	10,655

TOTAL ASSETS	$534,809	$10,655

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$—	$6,137
Accounts Payable	16,207	3,305
Notes Payable	133,751	120,169
Accrued payroll taxes	2,976	8,463
Accrued Interest	14,635	2,212
Accrued Rent	5,000	—
Accrued Payroll	7,501	—
Total Current Liabilities	180,070	140,286

TOTAL LIABILITIES	180,070	140,286

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, ($0.0001 par value) 500,000,000 shares authorized, 109,310,811 issued and outstanding as of March 31, 2015 and 51,907,917 shares issued and outstanding as of September 30, 2014	$10,932	$5,191
Preferred Stock 100,000,000 authorized and 5,000,000 shares authorized; as of March 31, 2015 and September 30, 2014
Series A Preferred, 90,000,000 authorized; 57,134,079 and outstanding as of March 31, 2015 and September 30, 2014 respectively	5,714	—
Series AA Preferred ($0.0001) par value 600,000 authorized and 30,000 and 0 outstanding as of March 31, 2015 and September 30, 2014 respectively	3	—
Additional Paid-in Capital	9,905,102	485,097
Contributed Capital	743,658	658,658
Retained Earnings (Deficit) accumulated during the development stage	(10,310,670)	(1,278,577)
Total Stockholders' Equity (Deficit)	354,739	(129,631)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$534,809	$10,655

The Accompanying Notes are an Integral Part to These Financial Statements.

REGEN BIOPHARMA, INC.
STATEMENT OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$—	$—	$—

COST AND EXPENSES
Research and Development	22,969	8,042	25,206	13,867
General and Administrative	303,536	133,086	442,989	262,381
Consulting and Professional Fees	279,913	28,915	339,761	79,630
Rent	15,000	—	26,871	—
Total Costs and Expenses	621,419	170,043	834,828	355,878

OPERATING LOSS	(621,419)	(170,043)	(834,828)	(355,878)

OTHER INCOME & (EXPENSES)
Interest Income	291	—	551	—
Interest Expense	(9,188)	—	(15,230)	—
Capital contribution to parent	—	(16,158)	—	(39,852)
Loss on issuance of common shares for less than fair value	(8,179,432)	—	(8,179,432)	—
Preferred shares issued pursuant to contractual obligations	(3,154)	—	(3,154)	—

TOTAL OTHER INCOME (EXPENSE)	(8,191,483)	(16,158)	(8,197,265)	(39,852)

NET INCOME (LOSS)	$(8,812,901)	$(186,201)	$(9,032,092)	$(395,730)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.1224)	$(0.004)	$(0.0970)	$(0.0080)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	71,986,230	51,910,000	93,139,424	51,552,253

The accompanying notes are an integral part of these financial statements.

REGEN BIOPHARMA, INC.
STATEMENT OF CASH FLOWS

	Six Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(9,032,092)	$(395,730)
Adjustments to reconcile net Income to net cash:
Preferred Stock issued for Expenses	100	—
Preferred Stock issued for interest	891	—
Common Stock issued for expenses	—	—
Preferred Stock issued pursuant to contractual obligations	3,154	—
Common Stock issued to Consultants	226,177	—
Preferred Stock issued to Consultants	420	—
Change in other assets and liabilities:
Increase (Decrease) in Accounts Payable	12,902	833
(Increase) Decrease in Notes Receivable	(1,629)	—
(Increase) Decrease in Interest Receivable	(551)	—
Increase(Decrease) in Bank Overdraft	(6,137)	—
Increase (Decrease) in Accrued Expenses	19,437	6,764
Net Cash Provided by (Used in) Operating Activities	(8,777,329)	(388,133)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	0	300,000
Increase in Contributed Capital	85,000	95,000
Increase (Decrease) in Notes Payable	19,582	—
Increase in Convertible Notes Payable	882,686	—
Increase in issuance of stock below fair value	8,179,432	—
Increase in Additional Paid in Capital	132,603	—
Net Cash Provided by (Used in) Financing Activities	9,299,303	395,000

Net Increase (Decrease) in cash	521,974	6,867
Cash at beginning of period	—	115,922

Cash at end of period	$521,974	$122,789

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$882,686	$—
Preferred Shares Issued for Debt	$6,000	$—

The Accompanying Notes are an Integral Part to These Financial Statements.

REGEN BIOPHARMA, INC.

Notes to Financial Statements

As of March 31, 2015

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2015 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the three months ended March 31, 2015 and $0 for the three months ended March 31, 2014.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 10,310,670 during the period from April 24, 2012 (inception) through March 31, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the quarter ended March 31, 2015 the Company raised $775,000 through the issuance of convertible debt ( Note 4).

NOTE 4. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

	March 31, 2015	September 30, 2014
Bio Matrix Scientific Group, Inc. (Note 7)	19,701	90,000
David Koos ( Notes7)	50	30,168
Bio Technology Partners Business Trust	114,000	0
Notes payable	$133,751	$120,168

$19,701 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

$50 lent to the Company by David Koos. is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

$114,000 lent to the Company by Bio Technology Partners Business Trust. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

CONVERTIBLE NOTES PAYABLE

During the quarter ended March 31, 2015 the Company issued Convertible Notes ( “Notes”) with an aggregate face value of $882,686 .. Consideration for these Notes consisted of:

(a)	$775,000 cash and
(b)	Satisfaction of $107,686 of existing indebtedness:

Each Note becomes due and payable at the demand of the Lender at any time after one year subsequent to the issuance date and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

All or part of the principal and accrued but unpaid interest is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to a 65% discount to the lowest Trading Price (as defined below) for the Common Shares during the thirty (30) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the conversion date. “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Regen and the Lender. “Trading Day” shall mean any day on which the Common Shares are tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Shares are then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Regen relating to the Lender’s securities. Principal and interest may be prepaid in part or in full by Regen on not less than three Trading Days prior written notice to the Lender.

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by the Company by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of the Company for each share of Common Stock received through conversion.

All Notes were fully converted during the quarter ended March 31, 2015. 31,539,262 common shares of Regen were issued to the Convertible Noteholders in satisfaction of the convertible indebtedness. 31,538,862 of the Company’s Series A Preferred shares were issued to Noteholders pursuant to the terms and conditions of the Notes.

The Company analyzed the conversion feature of the Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and an aggregate derivative liability of $2,368,685 was recognized by the Company. This liability was eliminated prior to the end of the Company’s second quarter as a result of the full conversion of all Notes prior to the end of the Company’s second quarter.

NOTE 5. NOTES RECEIVABLE

	March 31, 2015	September 30, 2014
Entest Biomedical, Inc. (Note 7)	$12,051	$10,422

Notes Receivable	$12,051	$10,422

$12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 6. INCOME TAXES

As of March 31, 2015

Deferred tax assets:
Net operating tax carry forwards	$3,505,628
Other	-0-
Gross deferred tax assets	3,505,628
Valuation allowance	(3,505,628)
Net deferred tax assets	$-0-

As of March 31, 2014 the Company has a Deferred Tax Asset of $3,505,628 completely attributable to net operating loss carry forwards of approximately $10,310,670 (which expire 20 years from the date the loss was incurred).

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

NOTE 7. RELATED PARTY TRANSACTIONS

As of March 31, 2015 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $743,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090. The Company also utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to the Company by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company’s parent and the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month.

As of March 31, 2015 Entest Biomedical Inc. is indebted to the Company in the amount of $12,052. $12,052 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of March 31, 2015 the Company is indebted to BMSN in the amount of $19,701. $19,701 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of March 31, 2015 the Company is indebted to David R. Koos in the amount of $50. $50 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

On March 6, 2015 the Company issued 2,060,214 of its common shares to David R. Koos, the Company’s Chairman and Chief Executive Officer, in satisfaction of $57,686 of convertible indebtedness.

On March 17, 2015 the Company issued 2,060,214 of its shares of Series A Preferred stock to David R. Koos, the Company’s Chairman and Chief Executive Officer ,in accordance with the terms and conditions of a convertible note issued to David R. Koos by the Company.

On March 9, 2015 the company issued 227,632 common shares of Regen to Todd Caven, the Company’s Chief Financial Officer, as consideration for consulting services performed by Caven prior to his employment with the Company.

During the quarter ended March 31, 2015 the Company paid $9,000 and issued 1,000,000 shares of its Series A Preferred stock to Thomas Ichim, the Company’s Chief Scientific Officer, in consideration of the sale by Icim to the Company of all right, title, and interest in and to the certain invention (hereinafter “Invention”) entitled “Gene Silencing of the Brother of the Regulator of Imprinted Sites” for which a U.S. Patent Number, 8,263,571, issued by the United States Patent and Trademark Office on September 11, 2011.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to the Company by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company’s parent and the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month.

On March 20, 2015 Regen Biopharma, Inc. agreed to sublease 199 square feet of laboratory space located at 5310 Eastgate Mall, San Diego, CA 92121 from Human BioMolecular Research Institute (“Sublease Agreement”). Pursuant to the terms of the Sublease Agreement Regen Biopharma, Inc. will pay rent of $400 per month to Human BioMolecular Research Institute (“HBRI”) .. The term of the sublease shall be from March 9, 2015 to September 8, 2015 (a period of 6 months) and will automatically renew thereafter for the same 6 month term unless written notice is received by HBRI within 60 days prior to renewal.

On March 20, 2015 Regen Biopharma, Inc entered into a Research Agreement with HBRI wherein HBRI agreed to provide a variety of professional, scientific and technical services for the proper conduct of research by Regen Biopharma, Inc. and also to make available certain research equipment to Regen Biopharma, Inc. The term of the agreement shall be from March 9, 2015 to September 8, 2015 (a period of 6 months) and will automatically renew thereafter for the same 6 month term unless written notice is received by HBRI within 60 days prior to renewal. As consideration Regen Biopharma, Inc shall pay a monthly fee of $2,700 to HBRI over the term of the agreement.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as March 31, 2015:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 109,310,811 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 100,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 30,000 shares issued and outstanding as of March 31, 2015 and 90,000,000 is designated Series A Preferred Stock of which 57,134, 079 shares are outstanding as of March 31, 2015.

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

Series A Preferred Stock

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

NOTE 10. STOCK DIVIDEND

During the quarter ended March 31, 2015 a stock dividend of 10,395,217 Series A Preferred shares was paid to the Company’s common shareholders of record as of March 10, 2015. Common shareholders received one share of Series A Preferred Stock for every 10 shares of Regen Biopharma, Inc. common Stock owned as of the Record Date.

NOTE 11. STOCK TRANSACTIONS

Common Stock:

On February 13, 2015 the Company issued 9,000,000 of its common shares to David R. Koos, the Company’s Chairman and Chief Executive Officer, as a Restricted stock Award.

On February 13, 2015 the Company issued 7,500,000 of its common shares to Todd Caven, the Company’s Chief Financial Officer, as a Restricted stock Award.

On February 13, 2015 the Company issued 6,000,000 of its common shares to Thomas ichim, the Company’s Chief Scientific Officer and a member of the Board of Directors, as a Restricted stock Award.

On March 6 , 2015 19,932,520 Common Shares were issued in satisfaction of $557,686 of convertible indebtedness and $890 of accrued interest on Convertible Notes.

On March 6, 2015 the Company issued 500,000 of its common shares with a fair value of $140,000 as consideration for consulting services rendered.

On March 6, 2015 the Company issued 227,632 of its common shares with a fair value of $ 63,737 to the Company’s Chief Financial Officer as consideration for consulting services rendered prior to his employment with the Company.

Between March 9, 2015 and March 26, 2015 11,606,742 Common Shares were issued in satisfaction of $325,000 of convertible indebtedness.

Series A Preferred Stock:

On March 11, 2015 a stock dividend of 10,395,217 Series A Preferred shares was paid to the Company’s common shareholders of record as of March 10, 2015. Common shareholders received one share of Series A Preferred Stock for every 10 shares of Regen Biopharma, Inc. common Stock owned as of the Record Date.

On March 17, 2015 the Company issued 26,181,719 shares of its Series A Preferred Stock in accordance with the terms and conditions of convertible notes issued.

On March 17, 2015 the Company issued 2,500,000 shares of its Series A Preferred Stock to David R. Koos, the Company’s Chairman and Chief Executive Officer, as a Restricted Stock Award

On March 17, 2015 the Company issued 2,500,000 shares of its Series A Preferred Stock to Todd Caven, the Company’s Chief Financial Officer, as a Restricted Stock Award

On March 17, 2015 the Company issued 2,500,000 shares of its Series A Preferred Stock to Thomas Ichim, the Company’s Chief Scientific Officer, as a Restricted Stock Award

On March 17, 2015 the Company issued 1,000,000 shares of its Series A Preferred Stock to Thomas Ichim, the Company’s Chief Scientific Officer, as partial consideration for the sale to the company by Ichim of all right, title, and interest in and to the certain invention (hereinafter “Invention”) entitled “Gene Silencing of the Brother of the Regulator of Imprinted Sites” for which a U.S. Patent Number, 8,263,571, issued by the United States Patent and Trademark Office on September 11, 2011

On March 17, 2015 the Company issued 2,500,000 shares of its Series A Preferred Stock to an employee as a Restricted Stock Award.

On March 17, 2015 the Company issued 4,200,000 shares of its Series A Preferred Stock to consultants for services.

Series AA Preferred Stock:

On February 13, 2015 the Company issued 10,000 shares of its Series AA Preferred Stock to Bio Matrix Scientific Group, Inc. (“BMSN”) in satisfaction of $2,000 of indebtedness owed by the company to BMSN.

On March 23, 2015 the Company issued 20,000 shares of its Series AA Preferred Stock to Bio Matrix Scientific Group, Inc. (“BMSN”) in satisfaction of $4,000 of indebtedness owed by the company to BMSN.

NOTE 12. SUBSEQUENT EVENTS

On April 6, 2015 Regen issued a $40,000 face value Convertible Promissory Note ( “Note”) to joint individual investors (“Lender”) for consideration of $40,000. The Note becomes due and payable at the demand of the Lender at any time after March 6, 2016 and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

All or part of the principal and accrued but unpaid interest is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent the lower of (1) a 65% discount to the lowest Trading Price (as defined below) for the Common Shares during the thirty (30) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the conversion date. “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Regen and the Lender. “Trading Day” shall mean any day on which the Common Shares are tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Shares are then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Regen relating to the Lender’s securities.

Or

(2) $0.03 per share

Principal and interest may be prepaid in part or in full by Regen on not less than three Trading Days prior written notice to the Lender.

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by the Company by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of the Company for each share of Common Stock received through conversion.

On April 14, 2015 1,428,571 Common Shares of Regen were issued in satisfaction of the abovementioned convertible note.

On April 14, 2015 the Company issued 1,428,571 shares of its Series A Preferred Stock in accordance with the terms and conditions of abovementioned convertible note.

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

Material Changes in Financial Condition

As of March 31, 2015, we had Cash on Hand of $ 521,974 and as of September 30, 2014 we had Cash on Hand of $0.

The increase in Cash on Hand of 100 % is primarily attributable to :

(a)	$25, 650 lent to the Company by David Koos, the Company’s Chief Executive Officer, during the six months ended March 31, 2015
(b)	$264, 000 lent to the Company by Bio Technology Partners Business Trust during the six months ended March 31, 2015
(c)	$775,000 paid to the Company as a result of issuance of convertible notes during the six months ended March 31, 2015

Offset by $60,425 of debt repaid to the Company’s parent, Bio Matrix Scientific Group, Inc. and funds expended in the operation of the Company’s business during the six months ended March 31, 2015.

As of March 31, 2015, we had Notes Receivable of $ 12,051 and as of September 30, 2014 we had Notes Receivable of $10,422 .

The increase in Notes Receivable of approximately 16 % is attributable to overpayment of $1,629 of rental charges to Entest Biomedical, Inc. by the Company which the parties have agreed shall be due and payable to the Company by Entest Biomedical, Inc and which shall bear simple interest at 10% per annum.

As of March 31, 2015 we had Accrued Interest Receivable of $784 and as of September 30, 2014 we had Accrued Interest Receivable of $233.

The increase in of Accrued Interest Receivable of approximately 236% is attributable to interest accrued but unpaid during the six months ended March 31 , 2015 resulting from amounts due to the Company by Entest Bio-Medical, Inc.

As of March 31, 2015 we had Bank Overdraft of $0 and as of September 30, 2014 we had Bank Overdraft of $6,137.

The decrease in Bank Overdraft of 100% is attributable to loans made to the Company during the quarter ended December 31, 2014.

As of March 31, 2015 we had Accounts Payable of $16,207 and as of September 30, 2014 we had Accounts payable of $3,305.

The increase in Accounts Payable of approximately 390% is primarily attributable to$10,100 in payables incurred with regards to services provided by the company’s Transfer Agent as well as additional payables incurred in the operation of the Company’s business during the six months ended March 31, 2015.

As of May 31,2015 we had Notes Payable of $133,751 and as of September 30, 2014 we had Notes Payable of $120,169.

The increase in Notes Payable of approximately 11% is attributable to:

(a)	$25, 650 lent to the Company by the Company’s Chief Executive Officer during the six months ended March 31, 2015
(b)	$164,000 lent to the Company by a third party lender during the quarter ended December 31, 2014.
(c)	$8,500 of company expenses paid by Bio Matrix Scientific Group, Inc. on the Company’s behalf during the quarter ended December 31, 2014.

Offset by:

(a)	$48,051 of principal debt repaid in cash to Bio Matrix Scientific Group, Inc. during the six months ended March 31, 2015
(a)	$6,000 of principal debt owed to Bio Matrix Scientific Group, Inc satisfied through the issuance of the Company’s Series AA Preferred stock
(b)	$105,768 of principal indebtedness satisfied through the issuance of convertible notes to the creditors.

As of March 31, 2105 we had Accrued Payroll Taxes of $2,976 and as of September 30, 2014 we had Accrued Payroll Taxes of $8,463.

The decrease in Accrued Payroll Taxes of approximately 64% is attributable to payment by the Company of employer tax obligations incurred in prior periods.

As of March 31, 2105 we had Accrued Interest of $14,635 and as of September 30, 2014 we had Accrued Interest of $2,212.

The increase in Accrued Interest of approximately 561% is attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the six months ended March 31 , 2015 but not yet paid offset by $1,918 of accrued interest owed to the company’s Chief Executive Officer satisfied by the issuance of a convertible note to the Officer as well as $890 of accrued interest on convertible notes satisfied through the issuance of common stock.

As of March 31, 2105 we had Accrued Rent of $5,000 and as of September 30, 2014 we had Accrued Rent of $0.

The increase in Accrued Rent is attributable to rental expense incurred but not paid for the month of March 2015.

As of March 31, 2015 we had Accrued Salaries of $7,501 and as of September 30, 2014 we had Accrued Salaries of $0.

The increase is attributable to $6,750 of salary accrued during the quarter ended March 31, 2015 but not yet paid due to the Company’s Chief Financial Officer and $751 of salary accrued during the quarter ended March 31, 2015 but not yet paid due to an employee.

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended March 31, 2015 and -0- for the three months ended March 31 , 2014. Net Losses were $8,812,901 for the three months ended March 31, 2015 and $186,201 for the same period ended 2014.

The increase in Net Losses of approximately 4,633% is primarily attributable to the recognition of $8,179,432 of expenses recognized during the quarter ended March 31, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of convertible notes issued by the Company.

Revenues from operations were $0 for the six months ended March 31, 2015 and -0- for the six months ended March 31 , 2014. Net Losses were $9,032,092 for the six months ended March 31, 2015 and $395,730 for the same period ended 2014.

The increase in Net Losses of approximately 2,182% is primarily attributable to the recognition of $8,179,432 of expenses recognized during the quarter ended March 31, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of convertible notes issued by the Company.

Liquidity and Capital Resources

As of March 31, 2015 we had $521,974 cash on hand and current liabilities of $180,070 such liabilities consisting of Accounts Payable, Notes Payable and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the quarter ended March 31, 2015 the Company raised $775,000 through the issuance of convertible debt

As of March 31, 2015 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of David Koos, who is the Company's Principal Executive Officer and Todd S. Caven who is the Company’s Chief Financial Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on October 1, 2014 and ending on December 31, 2014, David Koos and Todd S. Caven , who serve as the Company's Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

CONVERTIBLE NOTES:

During the quarter ended March 31, 2015 the Company issued Convertible Notes ( “Notes”) with an aggregate face value of $882,686 .. Consideration for these Notes consisted of:

(a) $775,000 cash and

(b) Satisfaction of $107,686 of existing indebtedness:

Each Note becomes due and payable at the demand of the Lender at any time after one year subsequent to the issuance date and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

All or part of the principal and accrued but unpaid interest is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to a 65% discount to the lowest Trading Price (as defined below) for the Common Shares during the thirty (30) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the conversion date. “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Regen and the Lender. “Trading Day” shall mean any day on which the Common Shares are tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Shares are then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Regen relating to the Lender’s securities. Principal and interest may be prepaid in part or in full by Regen on not less than three Trading Days prior written notice to the Lender.

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by the Company by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of the Company for each share of Common Stock received through conversion.

All Notes were fully converted during the quarter ended March 31, 2015. 31,539,262 common shares of Regen were issued to the Convertible Noteholders in satisfaction of the convertible indebtedness. 31,538,862 of the Company’s Series A Preferred shares were issued to Noteholders pursuant to the terms and conditions of the Notes

The Notes were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Notes were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Notes. There was no advertisement or general solicitation made in connection with this Offer and Sale of Notes. A legend was placed on the Notes stating that the Notes have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Notes.

Cash proceeds received from all the aforementioned Notes will be utilized by Regen for general corporate purposes.

On April 6, 2015 Regen issued a $40,000 face value Convertible Promissory Note ( “Note”) to joint individual investors (“Lender”) for consideration of $40,000. The Note becomes due and payable at the demand of the Lender at any time after March 6, 2016 and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

All or part of the principal and accrued but unpaid interest is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent the lower of (1) a 65% discount to the lowest Trading Price (as defined below) for the Common Shares during the thirty (30) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the conversion date. “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Regen and the Lender. “Trading Day” shall mean any day on which the Common Shares are tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Shares are then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Regen relating to the Lender’s securities.

Or

(2) $0.03 per share

Principal and interest may be prepaid in part or in full by Regen on not less than three Trading Days prior written notice to the Lender.

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by the Company by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of the Company for each share of Common Stock received through conversion.

The Note was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note. A legend was placed on the Note stating that the Note has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Note. Cash proceeds received from the Note will be utilized by Regen for general corporate purposes. On April 14, 2015 1,428,571 Common Shares of Regen were issued in satisfaction of the abovementioned convertible note. On April 14, 2015 the Company issued 1,428,571 shares of its Series A Preferred Stock in accordance with the terms and conditions of abovementioned convertible note.

Common Shares:

On February 13, 2015 the Company issued 9,000,000 of its Common Shares (“Shares”) to David R. Koos, the Company’s Chairman and Chief Executive Officer, as a Restricted stock Award.

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

On February 13, 2015 the Company issued 7,500,000 of its Common Shares (“Shares”) to Todd Caven, the Company’s Chief Financial Officer, as a Restricted stock Award.

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

On February 13, 2015 the Company issued 6,000,000 of its Common Shares (“Shares”) to Thomas Ichim, the Company’s Chief Scientific Officer and a member of the Board of Directors, as a Restricted stock Award.

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

On March 6 , 2015 19,932,520 Common Shares (“Shares”) were issued in satisfaction of $557,686 of convertible indebtedness and $890 of accrued interest on Convertible Notes.

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

On March 6, 2015 the Company issued 500,000 of its Common Shares (“Shares”) with a fair value of $140,000 as consideration for consulting services rendered.

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

On March 6, 2015 the Company issued 227,632 of its Common Shares (“Shares”) with a fair value of $ 63,737 to the Company’s Chief Financial Officer as consideration for consulting services rendered prior to his employment with the Company.

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

Between March 9, 2015 and March 26, 2015 11,606,742 Common Shares (“Shares”) were issued in satisfaction of $325,000 of convertible indebtedness.

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

On April 14, 2015 1,428,571 Common Shares (“Shares”) of Regen were issued in satisfaction of $40,000 of convertible indebtedness.

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

Series A Preferred Stock:

On March 17, 2015 the Company issued 26,181,719 shares of its Series A Preferred Stock (“Shares”) in accordance with the terms and conditions of convertible notes issued.

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

On March 17, 2015 the Company issued 2,500,000 shares of its Series A Preferred Stock (“Shares”) to David R. Koos, the Company’s Chairman and Chief Executive Officer, as a Restricted Stock Award

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 17, 2015 the Company issued 2,500,000 shares of its Series A Preferred Stock (“Shares”) to Todd Caven, the Company’s Chief Financial Officer, as a Restricted Stock Award

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 17, 2015 the Company issued 2,500,000 shares of its Series A Preferred Stock (“Shares”) to Thomas Ichim, the Company’s Chief Scientific Officer, as a Restricted Stock Award

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 17, 2015 the Company issued 1,000,000 shares of its Series A Preferred Stock (“Shares”) to Thomas Ichim, the Company’s Chief Scientific Officer, as partial consideration for the sale to the company by Ichim of all right, title, and interest in and to the certain invention (hereinafter “Invention”) entitled “Gene Silencing of the Brother of the Regulator of Imprinted Sites” for which a U.S. Patent Number, 8,263,571, issued by the United States Patent and Trademark Office on September 11, 2011.

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

On March 17, 2015 the Company issued 2,500,000 shares of its Series A Preferred Stock (“Shares”) to an employee as a Restricted Stock Award.

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

On March 17, 2015 the Company issued 4,200,000 shares of its Series A Preferred Stock (“Shares”) to consultants for services.

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

On April 14, 2015 the Company issued 1,428,571 shares of its Series A Preferred Stock (“Shares”) in accordance with the terms and conditions of a convertible note.

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

Series AA Preferred Stock:

On February 13, 2015 the Company issued 10,000 shares of its Series AA Preferred Stock (“Shares”) to Bio Matrix Scientific Group, Inc. (“BMSN”) in satisfaction of $2,000 of indebtedness owed by the company to BMSN.

On March 23, 2015 the Company issued 20,000 shares of its Series AA Preferred Stock (“Shares”) to Bio Matrix Scientific Group, Inc. (“BMSN”) in satisfaction of $4,000 of indebtedness owed by the company to BMSN.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Form of Convertible Note

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Regen Biopharma, Inc.

Dated: May 1 , 2015	By: /s/ David Koos
David Koos
Chief Executive Officer

Dated: May 1 , 2015	By: /s/ Todd S. Caven
Todd S. Caven
Chief Financial Officer