Form 10-Q
period 2015-06-30
Regen BioPharma Inc
filed 2015-07-29
CIK 1589150

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 1 , 2015 there were 113,937,338 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of	As of
	June 30, 2015	September 30, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	208,582	0
Note Receivable	12,051	10,422
Prepaid Expenses	6,289	0
Accrued Interest Receivable	1,081	233
Total Current Assets	228,003	10,655

TOTAL ASSETS	228,003	10,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	6,137
Accounts payable	1,190	3,305
Notes Payable	103,751	120,169
Accrued payroll taxes	6,692	8,463
Accrued Interest	18,147	2,212
Accrued Rent	5,000	0
Accrued Payroll	10,501	0
Total Current Liabilities	145,281	140,286
Total Liabilities	145,281	140,286

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 113,525,096 issued and outstanding as of June 30, 2015 and 51,907,917 shares issued and outstanding September 30, 2014	11,353	5,191
Preferred Stock, 0.0001 par value, 100,000,000 authorized and 5,000,000 authorized as of June 30, 2015 and September 30, 2014 respectively
Series A Preferred 90,000,000 Authorized and 0 authorized, 60,548,364 and 0 outstanding as of June 30, 2105 and September 30, 2014 respectively	6,055	0
Series AA Preferred $0.0001 par value 600,000 authorized and 30,000 and 0 outstanding as of June 30, 2015 and September 30, 2014 respectively	3	0
Additional Paid in capital	11,209,694	485,097
Contributed Capital	728,658	658,658
Retained Earnings (Deficit) accumulated during the development stage	(11,873,041)	(1,278,577)
Total Stockholders' Equity (Deficit)	82,722	(129,631)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	228,003	10,655

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS

	Three months ended	Three months ended	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	0	0	0	0

COST AND EXPENSES
Research and Development	68,081	0	93,287	13,867
General and Administrative	463,765	127,580	906,754	389,961
Consulting and Professional Fees	73,364	30,287	413,125	109,917
Rent	16,200	0	43,071	0
Total Costs and Expenses	621,410	157,867	1,456,238	513,745

OPERATING LOSS	(621,410)	(157,867)	(1,456,238)	(513,745)

OTHER INCOME & (EXPENSES)
Interest Income	297	14	848	14
Refunds of amounts previously paid	0	490	0	490
Interest Expense	(3,512)	0	(18,742)	0
Capital contribution to parent	0	(8,658)	0	(48,510)
Loss on issuance of common shares for less than fair value	(937,425)	0	(9,116,857)	0
Preferred shares issued pursuant to contractual obligations	(321)	0	(3,475)	0

TOTAL OTHER INCOME (EXPENSE)	(940,961)	(8,154)	(9,138,226)	(48,006)

NET INCOME (LOSS)	(1,562,371)	(166,021)	(10,594,463)	(561,751)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0141)	(0.0032)	(0.1333)	(0.0152)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	110,648,054	51,909,907	79,454,728	37,082,956

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(10,594,463)	(561,751)
Adjustments to reconcile net Income to net cash

Preferred Stock issued for Expenses	100	0
Preferred Stock issued for interest	891	0
Common Stock issued for expenses
Preferred Stock issued pursuant to contractual obligations	3,475	0
Common Stock issued to Consultants	226,177	0
Preferred Stock issued to Consultants	440	0
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	(2,115)	117
(Increase) Decrease in Notes Receivable	(1,629)	(2,222)
(Increase) Decrease in Interest Receivable	(848)	(14)
Increase (Decrease) in Bank Overdraft	(6,137)	0
Increase (Decrease) in Accrued Expenses	29,665	7,343
(Increase) Decrease in Prepaid Expenses	(6,289)	0
Net Cash Provided by (Used in) Operating	(10,350,734)	(556,527)
Activities
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	0	300,000
Increase in Contributed Capital	70,000	140,000
Increase (Decrease) in Notes Payable	19,582	50,000
Increase in Convertible Notes payable	972,686	0
Increase in issuance of stock below fair value	9,116,857	0
Increase in Additional Paid in Capital	380,191	0
Net Cash Provided by (Used in) Financing Activities	10,559,316	490,000

Net Increase (Decrease) in Cash	208,582	(66,527)

Cash at Beginning of Period	0	115,922

Cash at End of Period	208,582	49,395

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	1,002,686	0
Preferred Shares issued for Debt	6,000	0

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Financial Statements

As of June 30, 2015

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2015 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the three months ended June 30, 2015 and $0 for the three months ended June 30, 2014.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 11,873,041 during the period from April 24, 2012 (inception) through June 30, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the quarter ended March 31, 2015 the Company raised $775,000 through the issuance of convertible debt and during the quarter ended June 30, 2015 the Company raised $90,000 through the issuance of convertible debt ( Note 4).

NOTE 4. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

	June 30, 2015	September 30, 2014
Bio Matrix Scientific Group, Inc. (Note 7)	19,701	90,000
David Koos ( Notes7)	50	30,168
Bio Technology Partners Business Trust	84,000	0
Notes payable	$103,751	$120,168

$19,701 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

$50 lent to the Company by David Koos. is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

$84,000 lent to the Company by Bio Technology Partners Business Trust. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

During the quarter ended June 30, 2015 the Company issued Convertible Notes ( “Notes”) with an aggregate face value of $90,000 .. Consideration for these Notes consisted of $90,000.

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

During the quarter ended June 30, 2015 the Company issued 3,214,285 of its common shares in satisfaction of the abovementioned convertible notes and 3,214,285 shares of its Series A Preferred stock in accordance with the terms and conditions of abovementioned convertible notes. .

The Company values the embedded derivative using the Black-Scholes pricing model and an aggregate derivative liability of $350,666 was recognized by the Company in connection with $90,000 of convertible notes payable issued during the quarter ended June 30, 2015. This liability was eliminated prior to the end of the Company’s third quarter as a result of the full conversion of these convertible noted prior to the end of the Company’s third quarter.

NOTE 5. NOTES RECEIVABLE

	June 30, 2015	September 30, 2014
Entest Biomedical, Inc. (Note 7)	$12,051	$10,422

Notes Receivable	$12,051	$10,422

$12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 6. INCOME TAXES

As of June 30, 2015

Deferred tax assets:
Net operating tax carry forwards	$4,036,834
Other	-0-
Gross deferred tax assets	4,036,834
Valuation allowance	(4,036,834)
Net deferred tax assets	$-0-

As of June 30, 2015 the Company has a Deferred Tax Asset of $4,036,834 completely attributable to net operating loss carry forwards of approximately $11,873,041 (which expire 20 years from the date the loss was incurred).

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

NOTE 7. RELATED PARTY TRANSACTIONS

As of June 30, 2015 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $728,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090. The Company also utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to the Company by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company’s parent and the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month.

As of June 30, 2015 Entest Biomedical Inc. is indebted to the Company in the amount of $12,051. $12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of June 30, 2015 the Company is indebted to BMSN in the amount of $19,701. $19,701 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of June 30, 2015 the Company is indebted to David R. Koos in the amount of $50. $50 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

On March 20, 2015 Regen Biopharma, Inc. agreed to sublease 199 square feet of laboratory space located at 5310 Eastgate Mall, San Diego, CA 92121 from Human BioMolecular Research Institute (“Sublease Agreement”). Pursuant to the terms of the Sublease Agreement Regen Biopharma, Inc. will pay rent of $400 per month to Human BioMolecular Research Institute (“HBRI”) .. The term of the sublease shall be from March 9, 2015 to September 8, 2015 (a period of 6 months) and will automatically renew thereafter for the same 6 month term unless written notice is received by HBRI within 60 days prior to renewal. On June 1, 2015 Regen Biopharma, Inc. terminated its sublease with Human BioMolecular Research Institute

On March 20, 2015 Regen Biopharma, Inc entered into a Research Agreement with HBRI wherein HBRI agreed to provide a variety of professional, scientific and technical services for the proper conduct of research by Regen Biopharma, Inc. and also to make available certain research equipment to Regen Biopharma, Inc. The term of the agreement shall be from March 9, 2015 to September 8, 2015 (a period of 6 months) and will automatically renew thereafter for the same 6 month term unless written notice is received by HBRI within 60 days prior to renewal. As consideration Regen Biopharma, Inc shall pay a monthly fee of $2,700 to HBRI over the term of the agreement. On June 1, 2015 Regen Biopharma, Inc. terminated the aforementioned agreement with Human BioMolecular Research Institute

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as June 30, 2015:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 113,525,096 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 100,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 30,000 shares issued and outstanding as of June 30, 2015 and 90,000,000 is designated Series A Preferred Stock of which 60,548,364 shares are outstanding as of June 30, 2015.

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

NOTE 10. STOCK TRANSACTIONS

Common Stock

On April 14, 2015 the Company issued 1,428, 571 of its common shares in satisfaction of $40,000 of convertible indebtedness.

On May 12, 2015 the Company issued 500,000 of its common shares in satisfaction of $15,000 of indebtedness.

On May 18, 2015 the Company issued 500,000 of its common shares in satisfaction of $15,000 of indebtedness.

On May 19, 2015 the Company issued 1,785,714 of its common shares in satisfaction of $50,000 of convertible indebtedness.

Series A Preferred Stock

On April 14, 2015 the Company issued 1,428, 571 of its shares of Series A Preferred Stock in accordance with the terms and conditions of a $40,000 face value convertible note issued by the Company.

On May 19, 2015 the Company issued 200,000 of its shares of Series A Preferred Stock as consideration for services rendered by nonemployees.

On May 19, 2015 the Company issued 1,785,714 of its shares of Series A Preferred Stock in accordance with the terms and conditions of a $50,000 face value convertible note issued by the Company.

NOTE 11. SUBSEQUENT EVENTS

On July 1, 2015 the Company issued 412,242 of its shares of common stock as consideration for services rendered by a nonemployee.

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

Material Changes in Financial Condition

As of June 30, 2015, we had Cash on Hand of $ 208,582 and as of September 30, 2014 we had Cash on Hand of $0.

The increase in Cash on Hand of 100 % is primarily attributable to :

(a)	$25, 650 lent to the Company by David Koos, the Company’s Chief Executive Officer, during the six months ended March 31, 2015

(b)	$164, 000 lent to the Company by Bio Technology Partners Business Trust during the six months ended March 31, 2015

(c)

$775,000 paid to the Company as a result of issuance of convertible notes during the six months ended March 31, 2015

(d) $90,000 paid to the Company as a result of issuance of convertible notes during the three months ended June 30, 2015

Offset by $60,425 of debt repaid to the Company’s parent, Bio Matrix Scientific Group, Inc. and funds expended in the operation of the Company’s business during the six months ended March 31, 2015.

As of June 30, 2015 we had Prepaid Expenses of $6,289 and as of September 30, 2014 we had Prepaid Expenses of $0.

The increase in Prepaid Expenses is attributable to:

$5,000 in salary prepaid to the company’s Chief Scientific Officer

$1,289 prepaid to an employee of the Company

As of June 30, 2015, we had Notes Receivable of $ 12,051 and as of September 30, 2014 we had Notes Receivable of $10,422 .

The increase in Notes Receivable of approximately 16 % is attributable to overpayment of $1,629 of rental charges to Entest Biomedical, Inc. by the Company which the parties have agreed shall be due and payable to the Company by Entest Biomedical, Inc and which shall bear simple interest at 10% per annum.

As of June 30, 2015 we had Accrued Interest Receivable of $1,081 and as of September 30, 2014 we had Accrued Interest Receivable of $233.

The increase in of Accrued Interest Receivable of approximately 364% is attributable to interest accrued but unpaid during the nine months ended June 30 , 2015 resulting from amounts due to the Company by Entest Bio-Medical, Inc.

As of June 30, 2015 we had Bank Overdraft of $0 and as of September 30, 2014 we had Bank Overdraft of $6,137.

The decrease in Bank Overdraft of 100% is attributable to loans made to the Company during the quarter ended December 31, 2014.

As of June 30, 2015 we had Accounts Payable of $1,190 and as of September 30, 2014 we had Accounts payable of $3,305.

The decrease in Accounts Payable of approximately 64% is primarily attributable to the payment of outstanding obligations of the Company in the course of business.

As of June 30,2015 we had Notes Payable of $103,751 and as of September 30, 2014 we had Notes Payable of $120,169.

The increase in Notes Payable of approximately 14% is attributable to:

(a)	$25, 650 lent to the Company by the Company’s Chief Executive Officer during the six months ended March 31, 2015

(b)	$164,000 lent to the Company by a third party lender during the quarter ended December 31, 2014.

(c)	$8,500 of company expenses paid by Bio Matrix Scientific Group, Inc. on the Company’s behalf during the quarter ended December 31, 2014.

Offset by:

(a)	$48,051 of principal debt repaid in cash to Bio Matrix Scientific Group, Inc. during the six months ended March 31, 2015

(a)	$6,000 of principal debt owed to Bio Matrix Scientific Group, Inc satisfied through the issuance of the Company’s Series AA Preferred stock

(c)	$105,768 of principal indebtedness satisfied through the issuance of convertible notes to the creditors.

 (d) $30,000 of principal indebtedness satisfied through the issuance of common shares.

As of June 30, 2105 we had Accrued Payroll Taxes of $6,692 and as of September 30, 2014 we had Accrued Payroll Taxes of $8,463.

The decrease in Accrued Payroll Taxes of approximately 20% is attributable to payment by the Company of employer tax obligations incurred in prior periods.

As of June 30, 2105 we had Accrued Interest of $18,147 and as of September 30, 2014 we had Accrued Interest of $2,212.

The increase in Accrued Interest of approximately 720% is attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the six months ended March 31 , 2015 but not yet paid offset by $1,918 of accrued interest owed to the company’s Chief Executive Officer satisfied by the issuance of a convertible note to the Officer as well as $890 of accrued interest on convertible notes satisfied through the issuance of common stock.

As of June 30, 2105 we had Accrued Rent of $5,000 and as of September 30, 2014 we had Accrued Rent of $0.

The increase in Accrued Rent is attributable to rental expense incurred but not paid for the month of June 2015.

As of June 30, 2015 we had Accrued Salaries of $10,501 and as of September 30, 2014 we had Accrued Salaries of $0.

The increase is attributable to $6,750 of salary accrued during the quarter ended March 31, 2015 but not yet paid due to the Company’s Chief Financial Officer and $3,751 of salary accrued during the nine months ended June 30, 2015 but not yet paid due to an employee.

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended June 30, 2015 and -0- for the three months ended June 30 , 2014. Net Losses were $1,562,371 for the three months ended June 30, 2015 and $166,021 for the same period ended 2014.

The increase in Net Losses of approximately 841% is primarily attributable to the recognition of $937,425 of expenses recognized during the quarter ended June 30, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of principal indebtedness, the recognition of $16,000 of rental expenses during the quarter ended June 30, 2015, the recognition of $3,512 of interest expense during the quarter ended June 30, 2015, as well as an increase in expenses related to General and Administrative, Research and Development, and consulting and professional Fees incurred during the quarter ended June 30, 2015 as compared to the same quarter ended 2014.

Revenues from operations were $0 for the nine months ended June 30, 2015 and -0- for the nine months ended June 30, 2014. Net Losses were $10,594,463 for the nine months ended June 30, 2015 and $561,471 for the same period ended 2014.

The increase in Net Losses of approximately 1785% is primarily attributable to the recognition of $9,116,857 of expenses recognized during the six months ended June 30, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of indebtedness.

Liquidity and Capital Resources

As of June 30, 2015 we had $208,582 cash on hand and current liabilities of $145,281 such liabilities consisting of Accounts Payable, Notes Payable and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the nine months ended June 30, 2015 the Company raised $865,000 through the issuance of convertible debt. All principal convertible debt issued by the Company has been converted into equity as of June 30, 2015.

As of June 30, 2015 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2015 and ending on June 30, 2015, David Koos and Todd S. Caven , who serve as the Company's Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

CONVERTIBLE NOTES

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

The Note was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note. A legend was placed on the Note stating that the Note has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Note. Cash proceeds received from the Note will be utilized by Regen for general corporate purposes. On April 14, 2015 1,428,571 Common Shares of Regen were issued in satisfaction of the abovementioned convertible note. On April 14, 2015 the Company issued 1,428,571 shares of its Series A Preferred Stock in accordance with the terms and conditions of abovementioned convertible note

On May 18, 2015 Regen issued a $50,000 face value Convertible Promissory Note ( “Note”) to an individual investor (“Lender”) for consideration of $50,000. The Note becomes due and payable at the demand of the Lender at any time after May 7, 2016 and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

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

The Note was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note. A legend was placed on the Note stating that the Note has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Note. Cash proceeds received from the Note will be utilized by Regen for general corporate purposes. On May 19, 2015 1,785,714 Common Shares of Regen were issued in satisfaction of the abovementioned convertible note. On May 19, 2015 the Company issued 1,785,714 shares of its Series A Preferred Stock in accordance with the terms and conditions of abovementioned convertible note

COMMON SHARES

On April 14, 2015 the Company issued 1,428, 571 of its common shares (“Shares”) in satisfaction of $40,000 of convertible indebtedness.

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

On May 12, 2015 the Company issued 500,000 of its common shares (“Shares”) in satisfaction of $15,000 of indebtedness.

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

On May 18, 2015 the Company issued 500,000 of its common shares (“Shares”) in satisfaction of $15,000 of indebtedness.

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

On May 19, 2015 the Company issued 1,785,714 of its common shares (“Shares”) in satisfaction of $50,000 of convertible indebtedness.

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

On July 1, 2015 the company issued 206,121 common shares ( “Shares”) to a consultant for services.

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

Series A Preferred Stock:

On April 14, 2015 the Company issued 1,428, 571 of its shares of Series A Preferred Stock (“Shares”) in accordance with the terms and conditions of a $40,000 face value convertible note issued by the Company.

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

On May 19, 2015 the Company issued 200,000 of its shares of Series A Preferred Stock (“Shares”) as consideration for services rendered by nonemployees.

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

On May 19, 2015 the Company issued 1,785,714 of its shares of Series A Preferred Stock (“Shares”) in accordance with the terms and conditions of a $50,000 face value convertible note issued by the Company.

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

31.1 Certification of Chief Executive Officer

31.2 Certification of Acting Chief Financial Officer

32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

10.1 Form of Convertible Note

10.2 AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND ZANDER THERAPEUTICS, INC. (a)

10.3 AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND SANTOSH KESARI (b)

(a)	Incorporated by reference to Exhibit 10.1 of that Form 8-K filed by the Company dated June 25, 2015
(b)	Incorporated by reference to Exhibit 10.1 of that Form 8-K filed by the Company dated June 10, 2015

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Regen Biopharma, Inc.

Dated: July 28, 2015	By: /s/ David Koos
David Koos
Chief Executive Officer

Dated: July 28, 2015	By: /s/ Todd S. Caven
Todd S. Caven
Chief Financial Officer