Form 10-K
period 2015-09-30
Regen BioPharma Inc
filed 2016-01-07
CIK 1589150

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2015

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from __________ to __________.

Commission file number: 333-191725

REGEN BIOPHARMA, INC.
(Name of small business issuer in its charter)

Nevada	45-5192997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California, 91942
(Address of Principal executive offices)

Issuer’s telephone number: (619) 702-1404

Securities registered under Section 12(b) of the “Exchange Act”: None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $11,204,585

As of December 29, 2015 Regen Biopharma, Inc. had 124,287,272 common shares outstanding.

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

PART I

Item 1. Business

We were incorporated April 24, 2012 under the laws of the State of Nevada. We are a controlled subsidiary of Bio-Matrix Scientific Group, Inc, a Delaware corporation. We intend to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. The primary factor to be considered by us in arriving at a decision to advance an application further to Phase III clinical trials would be a greater than anticipated indication of efficacy seen in Phase I trials.

As of December 29, 2015 , we have not licensed any existing therapies which may be marketed. On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a wholly owned subsidiary of Entest Biomedical, Inc.

Pursuant to the Agreement, Zander shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on the first anniversary of the effective date of the Agreement and each subsequent anniversary.

The abovementioned payments may be made, at Zander’s discretion, in cash or newly issued common stock of Zander or in common stock of Entest BioMedical Inc. valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance.

Pursuant to the Agreement, Zander shall pay to Regen royalties equal to four percent (4%) of the Net Sales , as such term is defined in the Agreement, of any Licensed Products, as such term is defined in the Agreement, in a Quarter.

Pursuant to the Agreement, Zander will pay Regen ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Zander from sublicensees ( excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment pursuant to the terms and conditions of the Agreement).

Zander is obligated pay to Regen minimum annual royalties of ten thousand US dollars ($10,000) payable per year on each anniversary of the Effective Date of this Agreement, commencing on the second anniversary of June 23, 2015. This minimum annual royalty is only payable to the extent that royalty payments made during the preceding 12-month period do not exceed ten thousand US dollars ($10,000).

The Agreement may be terminated by Regen:

If Zander has not sold any Licensed Product by ten years of the effective date of the Agreement or Zander has not sold any Licensed Product for any twelve (12) month period after Zander’s first commercial sale of a Licensed Product.

The Agreement may be terminated by Zander with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to Regen with regard to that License IP.

The Agreement may be terminated by Zander with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to Regen with regard to that License IP is terminated.

The Agreement may be terminated by either party in the event of a material breach by the other party.

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of Regen.

Zander will be required to obtain approval from the United States Food and Drug Administration (“FDA”) in order to market any Licensed Product which may be developed within the United States and no assurance may be given that such approval would be granted.

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

On August 1, 2015 the Agreement was amended as follows:

Any License Fees or Milestone Payments ( as those terms are defined in the Agreement”) to be paid subsequent to April 6, 2015 may be paid in the common stock of Regen .

On November 20, 2014 Dr. Christine Ichim assigned to the Company all right, title, and interest in and to the invention described in US Patent Application Serial No. 13/652,395 relating to methods and compositions for modulating NR2F6 for therapeutic applications. In particular, methods and compositions comprising modulators of NR2F6 for modulating stem cell growth, proliferation and differentiation and for treating associated conditions and diseases. As Consideration by the Company to Dr. Ichim for the rights the Company is required to issue to Dr. Ichim 100,000 of the Company’s common shares.

On November 20, 2014 the Company and Dr. Christine Ichim entered into a Consulting Agreement (“Christine Ichim Consulting Agreement”). Pursuant to the Christine Ichim Consulting Agreement, Dr. Ichim shall invent for the Company the following:

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

Consideration to be paid by the company to Dr. Ichim pursuant to the Christine Ichim Consulting Agreement shall consist of the following:

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
6

On December 16, 2014 Dr. Christine Ichim assigned to the “Company all right, title, and interest in and to the invention described in US Patent Application Serial No. 14/571,262 “METHODS AND COMPOSITIONS FOR THE TREATMENT OF CANCER BY INHIBITION OF NR2F6”

On December 17, 2014 Dr. Christine Ichim assigned to the “Company all right, title, and interest in and to the invention described in US Patent Application Serial No. 14/572,574 “TREATMENT OF MYELODYSPLASTIC SYNDROME BY INHIBITION OF NR2F6”

On December 31, 2014 United States Patent Application No. 14588374 pertaining to the use of molecular interventions to treat myelodysplastic syndrome (MDS) was filed by Dr. Christine Ichim.

United States Patent Application No. 14588374 is a continuation-in-part to pending Non-Provisional U.S. Application Serial Number 13/652,395. All right, title and interest in and to the invention covered by Non-Provisional U.S. Application Serial Number 13/652,395 was assigned to Regen BioPharma, Inc. (“Regen”) by Dr. Ichim on November 20, 2014. In addition all right, title and interest in and to the invention covered by United States Patent Application No. 14588374 is assigned to Regen by Dr. Ichim pursuant to the November 20, 2014 assignment as Application No. 14588374 is a continuation-in-part to pending Non-Provisional U.S. Application Serial Number 13/652,395.

On December 31, 2014 United States Patent Application No. 14588373 pertaining to the suppression of the nuclear receptor NR2F2 using compositions that induce RNA interference for use as cancer stem cell inhibitors as well as cancer stem cell pathway inhibitors was filed by Dr. Christine Ichim.

United States Patent Application No. 14588373 is a continuation-in-part to pending Non-Provisional U.S. Application Serial Number 13/652,395. All right, title and interest in and to the invention covered by Non-Provisional U.S. Application Serial Number 13/652,395 was assigned to Regen BioPharma, Inc. by Dr. Ichim on November 20, 2014. In addition all right, title and interest in and to the invention covered by United States Patent Application No. 14588373 is assigned to Regen by Dr. Ichim pursuant to the November 20, 2014 assignment as Application No. 14588373 is a continuation-in-part to pending Non-Provisional U.S. Application Serial Number 13/652,395.

On March 3, 2015 Regen entered into an agreement (“Agreement”) with Dr. Thomas Ichim whereby Dr. Thomas Ichim would sell, assign, transfer and set over to Regen all rights, title and interest in and to the invention as described and claimed in the United States Patent Number: 8,263,571, dated September 11, 2011, titled “Gene Silencing of the Brother of the Regulator of Imprinted Sites” for consideration consisting of $9,000 and 1,000,000 shares of Regen’s Series A Preferred stock.

On June 8, 2015 Regen Biopharma, Inc. (the “Company”) entered into an agreement with Dr. Santosh Kesari (“Agreement”).

Pursuant to the terms and conditions of the Agreement

(a)	Dr. Kesari shall conduct , for the benefit of the Company, certain experiments intended to demonstrate in vitro efficacy of human indolamine 2,3 deoxygenase small interfering RNA in the human Dendritic Cell in vitro model. These experiments are intended to provide a response to requests for information by the United States Food and Drug Administration (“FDA”) with regard to Investigational New Drug Application (“IND”) #16200 submitted by the Company to the FDA for the Company’s planned Phase I/II clinical trial assessing safety with signals of efficacy of the Company’s dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer.

(b)	Dr. Kesari shall assist the Company in the preparation of an IND to be submitted to the FDA with regard to the marketing of the Company’s proprietary product “DCellVax” as a treatment for gliomas such a assistance to be provided for a period of no less than twelve months from the execution date of the Agreement.

Consideration to Dr. Kesari shall consist of the following:

(a)	Dr. Kesari shall receive that number of common shares of the Company, valued as of the closing price on the OTCBB as of the date of execution of this Agreement, which shall equal $66,000 USD (“Signing Shares”). One half of the Signing Shares to be issued shall be registered under the Securities Act of 1933 on Form S-8.

(b)	Upon completion of the studies required to be performed by Dr. Kesari pursuant to the Agreement and successful demonstration of silencing of indolamine 2,3 deoxygenase in human dendritic cells Dr. Kesari shall be entitled to receive that number of common shares of the company, valued as of the closing price on the OTCBB as of the date that successful demonstration of silencing is presented to the Company by the Dr. Kesari (“Milestone Date”) , which shall equal $66,000 USD (“Milestone Shares”). ”). One half of the Signing Shares to be issued shall be registered under the Securities Act of 1933 on Form S-8.

(c)	Upon the date of submission to the FDA of a response, prepared by the Dr. Kesari, providing evidence of vitro and/or in vivo confirmation of efficacy of the human siRNA sequences proposed for the clinical trial with regard to IND# 16200 for a proposed Phase I/II clinical trial assessing safety with signals of efficacy of the dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer ( “Response Date”) Dr. Kesari shall be entitled to receive that number of common shares of the company, valued as of the closing price on the OTCBB as of the Response Date which shall equal $66,000 USD (“Response Date Shares”). One half of the Response Date Shares to be issued shall be registered under the Securities Act of 1933 on Form S-8.

On December 15, 2015 Regen Biopharma, Inc. (“Regen”) entered into an agreement (“Agreement”) with the National Center for Advancing Translational Sciences (“NCATS”), which is a component of the National Institutes of Health (“NIH”), an agency of the U.S. Department of Health and Human Services , pursuant to the following terms and conditions:

Regen and NCATS shall collaborate to screen for small molecule compounds that activate or inhibit the orphan nuclear receptor, NR2F6 (“Research Project”).

NR2F6 orphan nuclear receptor cell lines will be provided by Regen.

NPC and LOPAC compound libraries will be used to screen this receptor at NCATS.

Inventions made in the course of the Research Project will be owned by the Party employing the inventor or inventors. Inventions that are invented jointly by employees of both Parties will be owned jointly.

The Parties, moreover, agree to enter into an inter-institutional agreement with respect to joint inventions, which shall authorize Regen to have primary control and responsibility for any patenting and commercialization activities and shall be negotiated in good faith based on the respective parties’ contributions to each Joint Invention.

The term of this Agreement is for 3 years from December 16, 2015. This Agreement may be extended as mutually agreed by the Parties. This Agreement may be terminated upon thirty days written notice by the terminating Party to the other Party.

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

On February 5, 2013 Regen filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I clinical trial assessing HemaXellerate I I in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous SVF cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse.

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

The Company believes that this application of HemaXellerate I qualifies for Orphan designation under the Orphan Drug Act due to the fact that aplastic anemia is a rare disease with prevalence in the United States of less than 200,000 and intends to apply to the FDA for Orphan designation for HemaXellerate.

On December 10, 2015 Regen was informed by the United States Food and Drug Administration that Regen has satisfactorily addressed all clinical hold issues related to Regen’s Investigational New Drug Application for HemaXellerate I and may initiate a Phase I clinical trial assessing HemaXellerate in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous stromal vascular fraction (SVF) cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse.

HemaXellerate II

Also in early stage development by the Company is a version of HemaXellerate called HemaXellerate II.

HemaXellerate II is intended to be a universal donor endothelial cell based therapeutic and is intended to be manufactured by obtaining cells from a part of the placenta called the “vascular lobules”. The cells are processed and utilized for the purpose of stimulating bone marrow hematopoetic stem cell repair and proliferation. The mechanism of action for HemaXellerate II is similar to HemaXellerate I whereby the harvested and processed cells would produce growth factors which would mediate the therapeutic effects of the product. The Company has not begun preclinical development of HemaXellerate II as of December 29, 2015.

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

 dCell Vax

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

The concepts utilized in formulating dCellVax are derived

(a)	from patented intellectual property acquitted by the Company from Dr. Wei Ping Min which is method directed to the silencing of immunosuppressive cancer causing genes using short interfering RNA (siRNA) and which has been granted patent protection under US Patent # 8,389,708
(b)	from patented intellectual property licensed to the Company by Benitec.

NR2F6

Regen has been assigned intellectual property with regard to the gene NR2F6 . It is believed by the Company that NR2F6 expression leads to the shutting down of the immune system’s natural ability to kill cancerous cells. The Company believes that identification of a small molecule which could inhibit this receptor would potentially provide an avenue for immunotherapy of cancer.

On December 15, 2015 Regen entered into an agreement (“Agreement”) with the National Center for Advancing Translational Sciences (“NCATS”), which is a component of the National Institutes of Health (“NIH”), an agency of the U.S. Department of Health and Human Services whereby Regen and NCATS shall collaborate to screen for small molecule compounds that activate or inhibit the orphan nuclear receptor, NR2F6.

Regen will be required to obtain approval from the FDA in order to market any of Regten’s products or therapies. No approval has been granted by the FDA for the marketing and sale of any of the Company’s products and therapies and no assurance may be given that any of the Company’s products or therapies will be granted such approval. The Company’s current plans include the development of regenerative medical applications up to the point of successful completion of Phase I and/ or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. We can provide no assurance that the Company will be able to sell or license any product or that, if such product is sold or licensed, such sale or license will be on terms favorable to the Company.

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

Dr. Amit Patel, MD MS

Dr. Patel currently serves as an associate professor in the Division of Cardiothoracic Surgery at the University of Utah School of Medicine and Director of Clinical Regenerative Medicine and Tissue Engineering at the University of Utah and and been involved in over 17 FDA trials in the area of cellular therapy.

Dr. Patel has served on the Advisory Board since October 12, 2014. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, the Company has issued to Dr. Patel 136,000 common shares of Regen.

Dr. Boris Minev, MD

Dr. Minev is Director of Immunotherapy and Translational Oncology at Genelux Corporation studying the phenotype and characterization of metastasized cancer stem cells in circulation. Dr. Minev previously worked as the Principal Investigator at the Laboratory of Tumor Immunology and Immunotherapy at the Moores UCSD Cancer Center

Dr. Minev has served on the Advisory Board since March 17,2015. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, the Company has issued to Dr. Minev 100,000 shares of Regen’s Series A Preferred Stock.

Dr. Hinrich Gronemeyer

Dr. Hinrich Gronemeyer is a research director at the Institute of Genetics, Cellular & Molecular Biology (IGBMC) in Strasbourg-Illkirch. Dr. Gronemeyer is a Research Director (Class 'Exceptional') of the French National Institute of Health and Medical Research (INSERM) and was Privatdozent at the University Karlsruhe. Hinrich Gronemeyer had extensive collaborations with the pharmaceutical industry (Bristol Myers Squibb, Roussel-Uclaf, Schering AG, etc.) and has been involved in evaluations and brainstormings of several major companies. His 189 publications received an average citation of 83.34 and an h-factor of 59.

Lorraine J. Gudas, PhD

Dr. Gudas is Chairman and Revlon Pharmaceutical Professor of Pharmacology and Toxicology of the Department of Pharmacology at Weill Cornell Medical College and is recognized as one of the world experts on nuclear receptors.

Dr. Gudas is a member of the American Society for Pharmacology and Experimental Therapeutics and a Fellow of the American Association for the Advancement of Science. She has served a term as an elected member of the Board of Directors of the American Association of Cancer Research and as chair of the Board of Scientific Counselors of the National Institute of Diabetes and Digestive and Kidney Disorders as well as the Board of Scientific Counselors of the National Heart, Lung and Blood Institute. She has served as a member of the external advisory boards of three Cancer Centers: The Vermont Cancer Center, The Lineberger Cancer Center of U.N.C. Chapel Hill, and the University of Maryland Greenebaum Cancer Center. In 1999 she received the 2nd Annual "Women in Cancer Research" award from the American Association of Cancer Research. She is on the Editorial Boards of a number of journals, including Molecular Cancer Therapeutics, Molecular and Cellular Biology, Molecular Cancer Research and the Journal of Biological Chemistry. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, the Company has issued to Dr. Gudas 100,000 shares of Regen’s Series A Preferred Stock.

Rohit Duggal, PhD,

Dr. Dugal has 17 years of professional experience in the drug discovery field having worked at Pfizer as a leader of the cancer stem cell group. Dr. Duggal has experience in translating small molecules into clinical candidates, including development of Filibuvir, for which he was granted thePfizer Achievement Award. At Genelux Corp he established cancer stem cell program which aimed at utilization of viruses to selectively target cancer initiating cells. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, the Company has issued to Dr. Dugal 100,000 shares of Regen’s Series A Preferred Stock.

 Dr. Jonathan Baell, PhD

Dr. Baell is a professor or Medicinal Chemist at Monash University (Australia). Dr. Baell is a Larkins Fellow, Co-Director of the Australian Translational Medicinal Chemistry Facility and an NHMRC Senior Research Fellow, at Monash Institute of Pharmaceutical Sciences (MIPS).

Dr. Baell has served on the Advisory Board since August 5, 2015. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, the Company has issued to Dr. Baell 100,000 shares of Regen’s Series A Preferred Stock.

William S. Blaner, PhD

Dr. Blaner

Dr. Professor of Nutritional Sciences at Columbia University where he studies the metabolism and actions of retinoids.

Dr. Santosh Kesari, MD PhD

Dr. Kesari is Director of the Neuro-Oncology Program, the Neurotoxicity Treatment Center, and the Translational Neuro-Oncology Laboratories at Moores Cancer Center and serves as Professor of Neurosciences at the UCSD School of Medicine.As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, the Company has issued 100,000 shares of the Company’s Series A Preferred Stock to Dr. Kesari.

Louise Purton, PhD:

Dr. Purdon is Associate Professor at the St. Vincent's Institute of Medical Research at the University of Melbourne, Co-Head of the Stem Cell Regulation Unit and Associate Director at the Institute.

Ralph Nachman, M.D.

Dr. Nachman, a hematologist, is a member of the Institute of Medicine and is a University Professor and former Chairman of Medicine at NY Presbyterian/Weill Cornell Medical Center.

Dr. Nachman has served on the Advisory Board since November 13, 2015. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, the Company has issued to Dr. Nachman 100,000 shares of Regen’s Series A Preferred Stock.

Helen Sabzevari, Ph.D.

Dr. Sabzevari previously served as senior vice president and head of immuno-oncology, global research and early development at EMD Serono,Inc. Dr, Sabzevari is the co-founder of Compass Therapeutics, which is an antibody discovery and development company.

Stefano Bertuzzi, PhD, MPH

Dr. Bertuzzi, is currently the Executive Director of the American Society for Cell Biology and has been named Executive Director and CEO of the American Society for Microbiology, effective January 4, 2016. Before leading the American Society for Cell Biology, Dr. Bertuzzi was a senior scientific executive at the National Institutes of Health where he served as Director of the Office of Science Policy, Planning, and Communications, and as a science policy advisor to the NIH Director.

Dr.Bertuzzi has served on the Advisory Board since October 14, 2015. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, the Company has issued to Dr. Bertuzzi 100,000 shares of Regen’s Series A Preferred Stock.

Sources and availability of raw materials and the names of principal suppliers

The supplies and materials required to conduct our operations are available through a wide variety of sources and may be obtained through a wide variety of sources.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Patents:

The following is a list of patents to which a license has been granted to the Company pursuant to the Benitec Agreement:

Title	Inventors	Country	Number
GENETIC CONSTRUCTS FOR DELAYING OR REPRESSING THE EXPRESSION OF A TARGET GENE (‘099”)	Graham, Rice, Waterhouse	US	6,573,099
SYNTHETIC GENES AND GENETIC CONSTRUCTS COMPRISING THE SAME (Graham Family)	Waterhouse, Graham, Wang, Rice	US	8,067,383 (was 10/346,853)
		US	11/218,999
		US	7754697
		US	8048670 (was 10/759,841)
		US	8053419 (was 10/821,726)
		US	90/007,247
CONTROL OF GENE EXPRESSION WO99/49029	Graham, Rice, Waterhouse, Wang	AU	743316
		AU	2005211538
		AU	2005209648
		AU	2008249157
		BR	PI9908967.0
		BR	PI9917642.4
		CA	2323726
		CN	200510083325.1
		CN	200910206175
		CZ	295108
		EP	1555317 (formerly patent application no. 04015041.9)
		EP	1624060 (formerly patent application no.05013010.3
		EP	07008204.5
		EP	10183258.2
		UK	GB 2353282
		HK	1035742
		HG	PO5000631
		HG	PO101225
		IN	3901/DELNP/2005
		IN	2000/00169/DE
		JP	2000-537990
		JP	2005-223953
		JP	2007-302237
		JP	2009-161847
		KR	10-2010-7006892 Divisional of 7010419/00
		MX	PA/a/2000/008631
		MX	PA/a/2005/006838
		NZ	506648
		NZ	547283
		PL	P-377017
		SG	75542
		SG	200205122.5
		SG	141233
		SL	287538
		ZA	2000/4507
		SG	141233

Patent Name	Inventors	Country	Application/ Grant No
METHODS AND MEANS FOR OBTAINING MODIFIED PHENOTYPES	Waterhouse, Wang, Graham	AU	29514/99 (760041)
		AU	2007201023
		CA	2325344
		CN	ZL99805925.0 (CN1202246-C)
		EP	99910592.7 (EP1068311)
		JP	2000-543598
		NZ	507093
		US	09/287632
		US	11/364183
		US	11/841737 US20080104732.

Title	Inventors	Country	Number
GENETIC SILENCING	Graham, Rice, Murphy, Reed	JP	2001-569332
		BR	PI0109269-3
		UK	GB2377221
		SG	91678
		ZA	2002/07428
DOUBLE-STRANDED NUCLEIC ACID (LONG HAIR PIN)	Graham, Rice, Roelvink, Suhy, Kolkykhalov, Harrison, Reed.	AU	2004243347
		NZ	543815
		EP	04735856.9
		CA	2527907
		JP	2006-508084
		ZA	2005/09813
		SG	200507474-5
		IL	172191
		US	12/914893 Continuation of 10/861191
RNAi EXPRESSION CONSTRUCTS (single promoter)	Roelvink, Suhy, Kolykhalov, Couto	US	7,803,611
		US	11/883645
		CN	200680010811.3
		HK	08112495.7
		EP	09015950.0
		CA	2596711
		AU	2006210443
		IL	185315
		NZ	560936

The Company has also been assigned the following patents.

US Patent #8389708

METHOD OF CANCER TREATMENT USING SIRNA SILENCING

The present invention is a method for the treatment of cancer involving tumor derived immunosuppression in a subject. The method comprises administering to a subject one or more siRNA constructs capable of inhibiting the expression of an immunosuppressive molecule. The invention also provides siRNA constructs and compositions.

US Patent #9091696

MODULATION OF NR2F6 AND METHODS AND USES THEREOF

The application provides methods of modulating NR2F6 in a cell or animal in need thereof by administering an effective amount of a NR2F6 modulator.

US Patent #8263571

Gene silencing of the brother of the regulator of imprinted sites (BORIS)

Trademarks:

Regen has been granted a Notice of Allowance from the United States Patent and Trademark Office on the following marks based on intent to use:

DCELLVAX for pharmaceutical products for the prevention and treatment of cancer;

HEMAXELLERATE for biological tissue, namely, blood, stem cells, umbilical cords and placentas for scientific and medical research use.

Royalty Agreements:

Other than obligations to make royalty payments pursuant to the Benitec Agreement and Christine Ichim Consulting Agreement the Company is party to no agreements which would require the Company to pay a royalty or license fee.

Other than pursuant to that agreement by and between the Company and Zander Therapeutics, Inc. the Company is party to no binding agreement which would require payments of any royalties or license fees to the Company.

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

On occasion Phase IV (Post Approval) trials may be required by the FDA. Phase IV trials involve the safety surveillance (pharmacovigilance) and ongoing technical support of a drug after it receives permission to be sold.The safety surveillance is designed to detect any rare or long-term adverse effects over a much larger patient population and longer time period than was possible during the Phase I-III clinical trials.

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

Regen has filed an Investigational New Drug (IND) application with the FDA to initiate clinical trials assessing the company’s HemaXellerate I drug currently in development in patients with drug-refractory aplastic anemia. Regen has also filed an IND to initiate a Phase I/II clinical trial assessing safety with signals of efficacy of the dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer. The clinical trials for which the INDs were submitted may not commence until approval to commence such trials has been granted to Regen by the FDA. On December 10, 2015 the Company was informed by the United States Food and Drug Administration that Regen has satisfactorily addressed all clinical hold issues related to Regen’s Investigational New Drug Application for HemaXellerate and may initiate a Phase I clinical trial assessing HemaXellerate I in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous stromal vascular fraction (SVF) cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse.

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended September 30, 2015 we expended $282,295 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local)

Regen has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of December 29, 2014, Regen has 4 employees of which 4 are full time.

Item 2. Properties

On October 1, 2014 the Company entered into an agreement to sublease approximately 2,320 square feet of office space from Entest Biomedical, Inc. Entest Biomedical Inc. is under common control with the Company as the Chairman and CEO of the Company also serves as the Chairman and CEO of Entest Biomedical, Inc. the sublease was on a month to month basis and rent payable to Entest Biomedical Inc by the Company was equal to the rent payable to the lessor by Entest Biomedical Inc and is to be paid in at such time specified in accordance with the original lease agreement between Entest Biomedical Inc and the lessor. On January 20, 2015 the sublease was amended retroactive to January 1, 2015 as follows:

The rent payable to Entest BioMedical, Inc. by the subtenant is equal to Five Thousand Dollars per month ($5,000) and is to be paid in at such time specified in accordance with the original lease agreement between the Entest BioMedical, Inc. (“Entest”) and the lessor. All charges for utilities connected with premises which are to be paid under the master lease shall be paid by Regen Biopharma, Inc. for the term of this sublease to the extent that such charges exceed the difference between the rent payable to the lessor by Entest under the master lease and the rent payable to Entest by Regen Biopharma, Inc.

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

The Company’s authorized capital stock consists of the following:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 124,287,272 shares issued and outstanding as of December 29, 2015.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 30,000 shares issued and outstanding as of December 29, 2015 and 300,000,000 is designated Series A Preferred Stock of which 80,248,364 shares are outstanding as of December 29 , 2015.

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

September 3, 2013 to September 30, 2014	HIGH	LOW
Fourth Quarter	$1.00	$0.01

October 1, 2014 to September 30, 2015	HIGH	LOW
First Quarter	$.2798	$.10003
Second Quarter	$.448	$.081
Third Quarter	$.37	$.1011
Fourth Quarter	$.26	$.1002

Holders

As of September 30, 2015 there were approximately 460 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2015. We do not expect to declare cash dividends in the immediate future.

On March 11, 2015 stock dividend of 10,395,217 Series A Preferred shares was paid to the Company’s common shareholders of record as of March 10, 2015. Common shareholders received one share of Series A Preferred Stock for every 10 shares of Regen Biopharma, Inc. common Stock owned as of the Record Date.

Recent Sales of Unregistered Securities

Common Shares

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

On August 17, 2015 the Company issued 149,954 common shares (“Shares”) to Benitec Australia Limited pursuant to the Company’s License Agreement with Benitec Australia Limited.

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

On September 18, 2015 the Company issued 666,666 common shares (“Shares”) to an individual investor for consideration of $33,333,

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from the investor will be utilized by Regen for general corporate purposes

On October 28, 2015 Regen issued 3,333,334 of its common shares (“Shares”) for cash consideration of $166,666.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate

On November 20, 2015 Regen issued 2,200,000 of its common shares (“Shares”) for cash consideration of $55,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate purposes

On December 29, 2015 Regen issued 4,000,000 of its common shares ( Shares”) for cash consideration of $100,000

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate purposes

Series A Preferred Stock

On March 17, 2015 the Company issued 26,181,719 shares of its Series A Preferred Stock (“Shares”) in accordance with the terms and conditions of convertible notes issued.

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

On August 19, 2015 Regen issued 100,000 of its shares of Series A Preferred Stock (“Shares”) as consideration for nonemployee services.

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

On September 18, 2015 Regen issued 333,333 of its shares of Series A Preferred Stock (“Shares”) for cash consideration of $16,667.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate purposes.

On October 28, 2015 Regen issued 1,666,667 of its shares of Series A Preferred Stock (“Shares”) for cash consideration of $83,333.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate purposes.

On October 28, 2015 Regen issued 11,000,000 of its shares of Series A Preferred Stock (“Shares”) to Dr. Harry Lander, Regen’s President, pursuant to the terms and conditions of that employment agreement entered into by and between Dr. Lander and Regen dated October 9, 2015.

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

On November 20, 2015 Regen issued 400,000 of its shares of Series A Preferred Stock (“Shares”) as consideration for nonemployee services.

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

On November 20, 2015 Regen issued 2,200,000 of its shares of Series A Preferred Stock (“Shares”) for cash consideration of $55,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate purposes.

On December 29, 2015 Regen issued 4,000,000 of its Series A Preferred Stock ( Shares”) for cash consideration of $100,000

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate purposes

Series AA Preferred Stock

On February 13, 2015 the Company issued 10,000 shares of its Series AA Preferred Stock (“Shares”) to Bio Matrix Scientific Group, Inc. (“BMSN”) in satisfaction of $2,000 of indebtedness owed by the company to BMSN.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2014, we had Cash in the amount of $0 and as of September 30, 2015 we had Cash in the amount of $38,620.

The increase in Cash is attributable to:

Net Cash Borrowings of $138,583 during the twelve months ended September 30, 2015.

$775,000 paid to the Company as a result of issuance of convertible notes during the six months ended March 31, 2015

$90,000 paid to the Company as a result of issuance of convertible notes during the three months ended June 30, 2015

Offset by expenses incurred by the Company in the operation of its business and payment of its obligations, rental payments paid to Entest Biomedical, Inc. by the Company and $1,629 loaned to Entest Biomedical, Inc. by the Company during the twelve months ended September 30, 2015.

As of September 30, 2014, we had Prepaid Expenses in the amount of $0 and as of September 30, 2015 we had Prepaid Expenses in the amount of $10,000.

The increase in Prepaid Expenses is attributable to $10,000 of salary prepaid to Thomas Ichim, the Company’s then Chief Scientific Officer.

 As of September 30, 2014 we had Notes Receivable of $10,422 and as of September 30, 2015 we had notes Receivable of $12,051.

The increase in Notes Receivable of 16% is attributable to $1,629 loaned to Entest Biomedical, Inc during the year ended September 30, 2015

As of September 30, 2014 we had Accrued Interest Receivable of $233 and as of September 30, 2015 we had Accrued Interest Receivable of $1,381.

The increase in Accrued Interest Receivable of 492% is attributable to interest accrued but not yet paid on funds loaned to Entest Biomedical, Inc. by the Company.

As of September 30, 2014 we had Available for Sale Securities of $0 and as of September 30, 2015 we had Available for Sale Securities of $158,400.

The increase in Available for Sale Securities is attributable to 8,000,000 of the common shares of Entest Biomedical, Inc. issued on behalf of Zander Therapeutics, Inc. (“Zander”) in satisfaction of one hundred thousand US dollars ($100,000) to be paid to the Company by Zander as a license initiation fee pursuant to an agreement by and between Zander and the Company.

As of September 30, 2014 we had Bank Overdraft of $6,137 and as of September 30, 2015 we had Bank Overdraft of $0.

The decrease in Bank Overdraft is attributable to loans made to the Company during the quarter ended December 31, 2014.

As of September 30, 2014 we had Accounts Payable of $3,305 and as of September 30, 2015 we had Accounts Payable of $25,854.

The increase in Accounts Payable of approximately 683% is attributable to increases in outstanding obligations of the Company incurred in the course of business.

As of September 30, 2014 we had Notes Payable of $120,169 and as of September 30, 2015 we had Notes Payable of $222,751

The increase in Notes Payable of approximately 85% is attributable to:

(a)	$25,650 loaned to Regen by Regen’s Chief Executive Officer during the twelve months ended September 30, 2015
(b)	$283,000 loaned to Regen by third party lenders during the twelve months ended September 30, 2015
(c)	$8,500 loaned to the Company by Bio Matrix Scientific Group, Inc.( a company under common control with the Company) during the twelve months ended September 30, 2015

 Offset by:

(d)	$72,799 in principal repayments of amounts owed to Bio Matrix Scientific Group, Inc.( a company under common control with the Company) during the twelve months ended September 30, 2015
(a)	$6,000 of principal indebtedness to Bio Matrix Scientific Group, Inc.( a company under common control with the Company) satisfied through the issuance of equity securities of the Company
(b)	$55,768 of principal indebtedness owed to the Company’s Chief Executive Officer reclassified as Convertible Notes Payable.
(c)	$50,000 of third party principal indebtedness reclassified as Convertible Notes Payable.
(d)	$30,000 of third party principal indebtedness satisfied through the issuance of equity securities of the Company

 As of September 30, 2014 we had Accrued Payroll Taxes of $8,463 and as of September 30, 2015 we had Accrued Payroll Taxes of $1,940.

The decrease in Accrued Payroll Taxes of approximately 77% is attributable to payment by the Company of employer tax obligations incurred but unpaid.

 As of September 30, 2014 we had Accrued Interest of $2,212 and as of September 20, 2015 we had Accrued Interest of $21,093.

The increase in Accrued Interest of approximately 853% is attributable to interest accrued but unpaid on Notes Payable.

As of September 30, 2105 we had Accrued Rent of $10,000 and as of September 30, 2014 we had Accrued Rent of $0.

The increase in Accrued Rent is attributable to rental expense incurred but not paid for the months of August 2015 and September 2015.

As of September 30, 2015 we had Accrued Payroll of $36,001 and as of September 30, 2014 we had Accrued Payroll of $0.

The increase in Accrued Payroll is attributable to:

$15,000 of Salary Accrued but unpaid owed to Regen’s Chief Executive Officer

$20,050 of Salary Accrued but unpaid owed to Regen’s Chief Financial Officer

$751 of Salary Accrued but unpaid owed to a non-executive employee.

Material Changes in Results of Operations

Revenues from continuing operations were $192,000 for the fiscal year ended September 30, 2015 and $0 for the fiscal year ended September 30, 2014. Net losses were$11,195,147 for the fiscal year ended September 30, 2015 and $756,353 for the same year ended 2014.

The increase in Net Losses of 1,380 % is primarily attributable to $9,191,857 of expenses recognized during the twelve months ended September 30, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of indebtedness, the recognition of $58,000 of Rental Expenses, and increases in Research and Development Related expenses, General and Administrative Expenses, and Interest Expense offset by the recognition of Revenue in the amount of $192,000 and Interest Income in the amount of $1,148.

As of September 30, 2015 we had $38,620 cash on hand and current liabilities of $317,639 such liabilities consisting of Accounts Payable, Notes Payable, and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. During the nine months ended June 30, 2015 the Company raised $865,000 through the issuance of convertible debt. All principal convertible debt issued by the Company has been converted into equity as of June 30, 2015. During the three months ended September 30, 2015 the Company raised $50,000 through the issuance of equity securities.

As of December 29, 2015 we are not party to any binding agreements which would commit Regen to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regen BioPharma, Inc.

We have audited the accompanying balance sheets of Regen BioPharma, Inc. as of September 30, 2014 and 2015, and the related statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2015. Regen BioPharma, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regen BioPharma, Inc. as of September 30, 2014 and 2015, and the results of its operations and cash flows for each of the years in the two-year period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital at September 30, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

January 4, 2016

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of	As of
	September 30, 2015	September 30, 2014

ASSETS
CURRENT ASSETS
Cash	$38,620	$0
Note Recievable	12,051	10,422
Prepaid Expenses	10,000	0
Accrued Interest Receivable	1,381	233
Total Current Assets	62,052	10,655

OTHER ASSETS
Available for Sale Securities	158,400	0
Total Other Assets	158,400	0

TOTAL ASSETS	$220,452	$10,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	6,137
Accounts payable	25,854	3,305
Notes Payable	222,751	120,169
Accrued payroll taxes	1,940	8,463
Accrued Interest	21,093	2,212
Accrued Rent	10,000	0
Accrued Payroll	36,001	0
Total Current Liabilities	317,639	140,286
Total Liabilities	$317,639	$140,286

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 51,907,917 shares issued and outstanding September 30, 2014	11,474	5,191
Preferred Stock, 0.0001 par value, 100,000,000 authorized and 5,000,000 authorized as of September 30, 2015 and September 30, 2014 respectively
Series A Preferred 90,000,000 Authorized and 0 authorized, 60,981,697 and 0 outstanding as of September 30, 2105 and September 30, 2014 respectively	6,098	0
Series AA Preferred ($0.0001 par value) 600,000 authorized and 30, 000 and 0 outstanding as of September 30, 2015 and September 30, 2014 respectively	3	0
Additional Paid in capital	11,663,905	485,097
Contributed Capital	728,658	658,658
Retained Earnings (Deficit) accumulated during the development stage	(12,473,725)	(1,278,577)
Accumulated Other Comprehensive Income	(33,600)	0
Total Stockholders' Equity (Deficit)	$(97,187)	$(129,631)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$220,452	$10,655

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	September 30, 2015	September 30, 2014

REVENUES	$192,000	$0

COST AND EXPENSES
Research and Development	282,295	23,867
General and Administrative	1,314,208	523,906
Consulting and Professional Fees	516,701	158,581
Rent	58,071	0
Total Costs and Expenses	$2,171,276	$706,354

OPERATING LOSS	(1,979,276)	(706,354)

OTHER INCOME & (EXPENSES)
Interest Income	1,148	233
Refunds of amounts previously paid	0	490
Interest Expense	(21,688)	(2,212)
Capital contribution to parent		(48,510)
Loss on issuance of common shares for less than fair value	(9,191,857)	0
Preferred shares issued pursuant contractual obligations	(3,475)	0

TOTAL OTHER INCOME (EXPENSE)	$(9,215,872)	$(49,999)

NET INCOME (LOSS)	(11,195,147)	(756,353)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.1270)	(0.0146)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	88,185,098	51,731,057

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	September 30, 2015	September 30, 2014

Net Income (Loss)	(11,195,147)	(756,353)
Add:
Unrealized Gains on Securities	0	0
Less:
Unrealized Losses on Securities	(33,600)	0
Total Other Comprehensive Income (Loss)	(33,600)	0
Comprehensive Income	(11,228,747)	(756,353)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
Statement of shareholder's equity
For the years ended September 30, 2015 and 2014

	Series A Preferred		Series AA Preferred		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Total

Balance September 30, 2013					51,610,000	5,161	185,127	(522,224)	447,858		115,922
Common Stock issued for Cash at $1.00 per share issued October 14, 2013					100000	10	99990				100000
Common Stock issued for Cash at $1.00 per share issued November 15, 2013					100000	10	99990				100000
Common Stock issued for Cash at $1.00 per share issued December 12, 2013					100000	10	99990				100000
Contributed Capital October 1, 2013 to December 31 2013									45000		45000
Net Loss October 1, 2013 to December 31, 2103								(209,529)			(209,529)
Balance December 31, 2013					51,910,000	5,191	485,097	(731,753)	492,858		251,393
Contributed Capital January 1, 2014 to March 31 2014									50000		50000
Net Loss January 1, 2014 to March 31 2014								(186,201)			(186,201)

Balance March 31, 2014					51,910,000	5,191	485,097	(917,954)	542,858		115,192
Common Stock cancelled June 26, 2014					(2,083)
Contributed Capital April 1, 2014 to June 30, 2014									45000		45000
Net Loss April 1, 2014 to June 30, 2014								(166,021)			(166,021)
Balance June 30 , 2014					51,907,917	5,191	485,097	(1,083,975)	587,858		(5,829)
Contributed Capital July 1, 2014 to September 30, 2014									70,800		70,800
Net Loss July 1, 2014 to September 30, 2014								(194,602)			(194,602)
Balance September 30, 2014					51,907,917	5,191	485,097	(1,278,577)	658,658		(129,631)
Common Stock issued to Consultant 10/30/2014					136,000	14	22,426				22,440
Contributed Capital October 1, 2014 to December 31, 2014									65,000		65,000
Net Loss October 1, 2014 to December 31, 2014								(219,191)			(219,191)
Balance December 31, 2014	0	0	0	0	52,043,917	5,205	507,523	(1,497,768)	723,658		(261,382)
Restricted Stock award issued to Employee 2/13/2015					9,000,000	900	(900)				0
Restricted Stock award issued to Employee 2/13/2015					7,500,000	750	(750)				0
Restricted Stock award issued to Employee 2/13/2015					6,000,000	600	(600)				0
Restricted Stock award issued to Employee 2/13/2015					2,500,000	250	(250)				0
Preferred Stock issued for Debt			10,000	1			1,999				2,000
Common Shares issued for services 3/6/2015					500,000	50	139,950				140,000
Common Shares issued for services 3/6/2015					227,632	23	63,716				63,739
Common Shares issued for debt March 6, 2015					19,932,520	1,993	556,582				558,575
Common Shares issued for debt March 9, 2015					6,249,599	625	174,375				175,000
Preferred Stock issued as dividend 3/11/2015	10,395,217	1,040					(1,040)				0
Common Shares issued for debt March 17,2015					1,785,714	179	49,821				50,000
Common Shares issued for debt March 26,2015					3,571,429	357	99,643				100,000
Restricted Stock award issued to Employees 3/17/2015	10,000,000	1,000					(1,000)				0
Preferred Shares issued for Purchase of Patent	1,000,000	100									100
Preferred Shares issued pursuant to contractual obligations 3/17/2015	31,538,862	3,154									3,154
Preferred Shares issued for Debt			20,000	2			3,998				4,000
Preferred Shares issued to Consultants for Services 3/26/2015	4,200,000	420									420
Loss on Issuance of Securities for Less than fair value recognized during quarter							8,179,432				8,179,432
Restricted Stock Award compensation expense recognized during Quarter ended march 31, 2015							132,603				132,603
Contributed Capital January 1, 2015 to March 31, 2015									20,000		20,000
Net Loss for the quarter ended March 31, 2015								(8,812,902)			(8,812,902)
Balance March 31, 2015	57,134,079	5,714	30,000	3	109,310,811	10,932	9,905,102	(10,310,670)	743,658		354,739
common Shares issued for debt 4/14/2015					1,428,571	143	39,857				40,000
Preferred Shares issued pursuant to contractual obligations 4/14/2015	1,428,571	143									143
Common Shares issued for Debt 5/12/2014					500,000	50	14,950				15,000
Common Shares issued for Debt 5/18/2014					500,000	50	14,951				15,000
Preferred Shares issued to Consultants for Services 5/19/2015	200,000	20									20
Common Shares issued for Debt 5/19/2015					1,785,714	178	49,822				50,000
Preferred Shares issued pursuant to contractual Obligations 5/19/2015	1,785,714	178									178
Loss on Issuance of Securities for Less than fair value recognized during quarter							937,425				937,425
Restricted Stock Award compensation expense recognized during Quarter ended June 30, 2015							247,588				247,588
Contributed Capital April 1, 2015 to June 30, 2015									(15,000)		(15,000)
Net Loss for the quarter ended June 30, 2015								(1,562,371)			(1,562,371)
Balance June 30, 2015	60,548,364	6,055	30,000	3	113,525,096	11,353	11,209,694	(11,873,041)	728,658		82,722
Common Shares issued for services to Consultant 7/01/2015					412,242	41	61,795				61,836
Common Shares issued for services to Consultant 8/17/2015					149,934	14	19,927				19,941
Preferred Shares issued for services to Consultant 8/19/2015	100,000	10									10
Common Shares issued for Cash at $0.05 per share issued 9/18/2015					666,666	66	33,267				33,333
Preferred Shares issued for Cash at $0.05 per share issued 9/18/2015	333,333	33					16,634				16,667
Loss on Issuance of Securities for Less than fair value recognized during quarter							75,000				75,000
Restricted Stock Award compensation expense recognized during Quarter ended September 30, 2015							247,588				247,588
Unrealized Loss on Securities Available for Sale recognized during Quarter ended September 30, 2015										(33,600)	(33,600)
Net Loss for the quarter ended September 30, 2015								(600,684)			(600,684)
Balance September 30, 2015	60,981,697	6,098	30,000	3	114,753,938	11,474	11,663,905	(12,473,725)	728,658	(33,600)	(97,187)

The Accompanying Notes are an integral part of these Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	30-Sep-15	30-Sep-14

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(11,195,147)	(756,353)
Adjustments to reconcile net Income to net cash
Securities Received as Payment for Services	(192,000)	0
Preferred Stock issued for Expenses	100	0
Predrred Stock issued for interest	891	0
Common Stock issued for expenses
Preferred Stock issued pursuant to contractual obligations	3,475	0
Common Stock issued to Consultants	307,955	0
Preferred Stock issued to Consultants	450	0
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	22,549	3,305
(Increase) Decrease in Notes Receivable	(1,629)	(10,422)
(Increase) Decrease in Interest Receivable	(1,148)	(233)
Increase ( Decrease) in Bank Overdraft	(6,137)	6,137
Increase (Decrease) in accrued Expenses	58,359	10,675
(Increase) Decrease in Prepaid Expenses	(10,000)	0
Net Cash Provided by (Used in) Operating Activities	(11,012,283)	(746,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	33,333	300,000
Preferred Stock issued for Cash	16,667	0
Increase in Contributed Capital	70,000	210,800
Increase (Decrease) in Notes Payable	138,582	120,169
Increase in Convertible Notes payable	972,686	0
Increase in issuance of stock below fair value	9,191,857	0
Increase in Additional Paid in Capital	627,778	0
Net Cash Provided by (Used in) Financing Activies	11,050,903	630,969

Net Increase (Decrease) in Cash	$38,620	(115,922)

Cash at Beginning of Period	0	115,922

Cash at End of Period	$38,620	0

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$1,002,686	0
Preferred Shares issued for Debt	$6,000	0
Cash Paid for Interest	0	0
Cash Paid for Income Tax	0	0

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Financial Statements

As of September  30, 2015

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

Level 1:  Quoted prices in active markets for identical assets or liabilities.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2015 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding.

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the year ended September 30, 2015 and $0 for the year ended September  30, 2014.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 12,473,725  during the period from April 24, 2012 (inception) through September 30, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the quarter ended March 31, 2015 the Company raised $775,000 through the issuance of convertible debt ,  during the quarter ended June 30, 2015 the Company raised $90,000 through the issuance of convertible debt ( Note 4) and during the quarter ended September 30, 2015 the Company raised $50,000 through the issuance of 333,333 units of securities of the Company (“Units”) with each Unit consisting of 2 common shares and one share of the Company’s Series A Preferred Stock .

NOTE 4. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

	September 30, 2015	September 30, 2014
Bio Matrix Scientific Group, Inc. (Note 7)	19,701	90,000
David Koos ( Notes7)	50	30,168
Bio Technology Partners Business Trust	84,000	0
Bostonia Partners	119,000	0

Notes payable	$222,751	$120,168

$19,701 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. This amount was loaned pursuant to a Line of Credit Promissory Note issued by Regen in the maximum amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Borrower by Lender in Lender's sole and absolute discretion

$50 lent to the Company by David Koos. is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum. This amount was loaned pursuant to a Line of Credit Promissory Note issued by Regen in the maximum amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Borrower by Lender in Lender's sole and absolute discretion

$84,000 lent to the Company by Bio Technology Partners Business Trust. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. This amount was loaned pursuant to a Line of Credit Promissory Note issued by Regen in the maximum amount of $500,000 or so much thereof as may be disbursed to, or for the benefit of the Borrower by Lender in Lender's sole and absolute discretion

$60,000  lent to the Company by Bostonia Partners is due and  payable September 16, 2016 and bear simple interest at a rate of 10% per annum

$59,000  lent to the Company by Bostonia Partners is due and  payable September 22, 2016 and bear simple interest at a rate of 10% per annum.

The weighted average interest rate on all borrowings by Regen due in one year or less is 10% as of September 30, 2015.

The weighted average interest rate on all borrowings by Regen due in one year or less is 11.25% as of September 30, 2014.

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

NOTE 5. NOTES RECEIVABLE

	September 30, 2015	September 30, 2014
Entest Biomedical, Inc. (Note 7)	$12,051	$10,422

Notes Receivable	$12,051	$10,422

$12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 6. INCOME TAXES

As of September 30, 2015

Deferred tax assets:
Net operating tax carry forwards	$4,241,066
Other	-0-
Gross deferred tax assets	4,241,066
Valuation allowance	(4,241,066)
Net deferred tax assets	$-0-

As of September  30, 2015 the Company has a Deferred Tax Asset of $4,241,066 completely attributable to net operating loss carry forwards of approximately $12,473,725 (which expire 20 years from the date the loss was incurred).

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

As of September 30, 2015 Entest Biomedical Inc. is indebted to the Company in the amount of $12,051. $12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September  30, 2015 the Company is indebted to BMSN in the amount of $19,701. $19,701 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September  30, 2015 the Company is indebted to David R. Koos in the amount of $50. $50 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

On June 23, 2015 the Company entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a wholly owned subsidiary of Entest Biomedical, Inc.

Pursuant to the Agreement, Zander shall pay to The Company one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on the first anniversary of the effective date of the Agreement and each subsequent anniversary.

The abovementioned payments may be made, at Zander’s discretion, in cash or newly issued common stock of Zander or in common stock of Entest BioMedical Inc. valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance.

Pursuant to the Agreement, Zander shall pay to The Company royalties equal to four percent (4%) of the Net Sales , as such term is defined in the Agreement, of any Licensed Products, as such term is defined in the Agreement, in a Quarter.

Pursuant to the Agreement, Zander will pay The Company ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Zander from sublicensees ( excluding royalties from sublicensees based on Net Sales of any Licensed Products for which The Company receives payment pursuant to the terms and conditions of the Agreement).

Zander is obligated pay to The Company minimum annual royalties of ten thousand US dollars ($10,000) payable per year on each anniversary of the Effective Date of this Agreement, commencing on the second anniversary of June 23, 2015. This minimum annual royalty is only payable to the extent that royalty payments made during the preceding 12-month period do not exceed ten thousand US dollars ($10,000).

The Agreement may be terminated by The Company:

If Zander has not sold any Licensed Product by ten years of the effective date of the Agreement or Zander has not sold any Licensed Product for any twelve (12) month period after Zander’s first commercial sale of a Licensed Product.

The Agreement may be terminated by Zander with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to The Company with regard to that License IP.

The Agreement may be terminated by Zander with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to The Company with regard to that License IP is terminated.

The Agreement may be terminated by either party in the event of a material breach by the other party.

On September 28, 2015 Zander caused to be issued to the Company 8,000,000 of the common shares of Entest Biomedical, Inc in satisfaction of one hundred thousand US dollars ($100,000) to be paid to the Company by Zander as a license initiation fee.

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of The Company.

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

On March 20, 2015 Regen Biopharma, Inc. agreed to sublease 199 square feet of laboratory space located at 5310 Eastgate Mall, San Diego, CA 92121 from Human BioMolecular Research Institute (“Sublease Agreement”). Pursuant to the terms of the Sublease Agreement Regen Biopharma, Inc. will pay rent of $400 per month to Human BioMolecular Research Institute (“HBRI”) .. The term of the sublease shall be from March 9, 2015 to September 8, 2015 (a period of 6 months) and will automatically renew thereafter for the same 6 month term unless written notice is received by HBRI within 60 days prior to renewal. On June 1, 2015 Regen Biopharma, Inc. terminated its sublease with Human BioMolecular Research Institute

On March 20, 2015 Regen Biopharma, Inc entered into a Research Agreement with HBRI wherein HBRI agreed to provide a variety of professional, scientific and technical services for the proper conduct of research by Regen Biopharma, Inc. and also to make available certain research equipment to Regen Biopharma, Inc. The term of the agreement shall be from March 9, 2015 to September 8, 2015 (a period of 6 months) and will automatically renew thereafter for the same 6 month term unless written notice is received by HBRI within 60 days prior to renewal. As consideration Regen Biopharma, Inc shall pay a monthly fee of $2,700 to HBRI over the term of the agreement. On June 1, 2015 Regen Biopharma, Inc. terminated the aforementioned agreement with Human BioMolecular Research Institute.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as September  30, 2015:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 114,753,938 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 100,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 30,000 shares issued and outstanding as of September 30, 2015 and 90,000,000 is designated Series A Preferred Stock of which 60,981,697 shares are outstanding as of September  30, 2015.

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

The Board of Directors of the Company have authorized 90,000,000 shares of the Series A Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series A Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series A Preferred Stock owned by such holder times one. Except as otherwise required by law holders of Common Stock, other series of Preferred issued by the Corporation, and Series A Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

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

NOTE 10. STOCK TRANSACTIONS

Common Stock

During the year ended September 30, 2015 the Company issued 666,666 Common Shares for cash proceeds of $333,333.   During the year ended September 30, 2015 the Company issued 1,425,808 Common Shares  valued at $307,956 for services.

During the year ended September 30, 2015 the Company issued 25,000,000 Common Shares as Restricted Stock Awards to employees.

During the year ended September 30, 2015 the Company issued 35,753,547 Common Shares in satisfaction of $1,003,575 of indebtedness.

Series A Preferred Stock

On March 11, 2015 stock dividend of 10,395,217 Series A Preferred shares was paid to the Company’s common shareholders of record as of March 10, 2015. Common shareholders received one share of Series A Preferred Stock for every 10 shares of Regen Biopharma, Inc. common Stock owned as of the Record Date.

During the year ended September 30, 2015 the Company issued 10,000,000  Series A Preferred shares  as Restricted Stock Awards to employees.

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

During the year ended September 30, 2015   the Company issued 34,753,147  shares of its Series A Preferred Stock in accordance with the terms and conditions of convertible notes issued.

During the year ended September 30, 2015 the Company issued 4,500,00 shares of its Series A Preferred Stock for services.

During the year ended September 30, 2015 the Company issued 333,333  shares of its Series A Preferred Stock for cash proceeds of $16,667.

Series AA Preferred Stock

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

NOTE 11. SUBSEQUENT EVENTS

On October 14, 2015 Regen Biopharma, Inc. ( the “Company”) amended Article 3 of the Company’s Articles of Incorporation to be and read as follows:

“3. Authorized Shares:

The aggregate number of shares, which the corporation shall have authority to issue, shall consist of 500,000,000 shares of Common Stock having a $.0001 par value, and 800,000,000 shares of Preferred Stock having a $.0001 par value.

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

On October 14, 2015, the Company amended Section 1 of the Certificate of Designation of the Company’s authorized Series A Preferred Stock to be and read as follows:

“Section 1. Designation and Amount.

The shares of this series of preferred stock will be designated as Series A Preferred Stock (the “Series A Preferred”) which series shall consist of three hundred million (300,000,000) shares having a par value of $.0001 per share.”

On October 28, 2015 Regen issued 3,333,334 of its common shares (“Shares”) for cash consideration of $166,666.

On November 20, 2015 Regen issued 2,200,000 of its common shares (“Shares”) for cash consideration of $55,000.

On December 29,2015 Regen issued 4,000,000 of its common shares ( Shares”) for cash consideration of $100,000.

On October 28, 2015 Regen issued 1,666,667 of its shares of Series A Preferred Stock (“Shares”) for cash consideration of $83,333.

On October 28, 2015 Regen issued 11,000,000 of its shares of Series A Preferred Stock (“Shares”) to Dr. Harry Lander, Regen’s President, pursuant to the terms and conditions of that employment agreement entered into by and between Dr. Lander and Regen dated October 9, 2015.

On November 20, 2015 Regen issued 400,000 of its shares of Series A Preferred Stock (“Shares”) as consideration for nonemployee services.

On November 20, 2015 Regen issued 2,200,000 of its shares of Series A Preferred Stock (“Shares”) for cash consideration of $55,000.

On December 29, 2015 Regen issued 4,000,000 of its Series A Preferred Stock ( Shares”) for cash consideration of $100,000

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2015. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and Todd Caven is the Company’s CFO. They function as the Company’s principal executive officer and principal financial officer respectively.

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

(c) There have been no changes during the quarter ended September 30, 2015 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 10. Directors, Executive Officers and Corporate Governance

David R. Koos

David R. Koos has served as Chairman of the Board of Directors, Chief Executive Officer, Secretary, and Treasurer since April 24, 2012. David R. Koos has served as president of the Company from the period beginning May 29, 2013 and ending April 30, 2015 . David R. Koos has served as Acting Chief Financial Officer of the Company for the period beginning April 24, 2012 and ending February 11, 2015.

Education:

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	June 19, 2009 to the present
Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	June 19, 2009 to March 31, 2010
Acting Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	August 8, 2011 to the present
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.*	June 14, 2006 (Chairman) to Present; June 19, 2006 (President, CEO and Acting CFO); June 19, 2006 (Secretary) to Present
Chairman, CEO, Secretary & Acting CFO	Frezer Inc.	May 2, 2005 to February 2007
Chairman, CEO & Acting CFO	BMXP Holdings, Inc.	December 6, 2004 to June 2008

* As of December 29, 2015 Bio-Matrix Scientific Group, Inc owns 29,676,665 Common Shares of Regen, 2,907,666 shares of Regen’s Series A Preferred Stock, 30,000 shares of Regen’s Series AA Preferred Stock representing 15.6% of our outstanding share capital and 65.7% of the voting power as of December 29, 2015.

Todd S. Caven

Todd S. Caven has served as our Chief Financial Officer since February 11, 2015.

Mr. Caven earned a Bachelor’s degree in Accounting from the Tippie College of Business at the University of Iowa, and received an MBA from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Caven currently serves as Managing Member of both Rock Ridge Enterprises LLC (a Minnesota based private equity firm) and Saguaro Capital Partner LLC (an Arizona based venture capital firm) where he is solely responsible for making investment decisions on behalf of each company. Prior to that Mr. Caven was the founder and served as Chief Financial Officer of Obstetric Solutions and Interventions where his duties included raising capital for the company, as well as maintaining the financial records of the company.

Five Year Employment History:

Company Name	Position	Employment Dates
Rock Ridge Enterprises LLC	Founder and Managing Member, Sole Member of the Board of Governors	October of 2003 to present
Saguaro Capital Partner LLC	Founder and Managing Member, Sole Member of the Board of Governors	March of 2009 to present
Obstetric Solutions and Interventions	Co-Founder and Chief Financial Officer, member of the Board of Directors	July of 2009 to March of 2012.

Directorships Over The Last Five Years:

Organization Dates Served

Matoo	Nonprofit organization seeking to reduce human trafficking	October, 2011 - Present
Obstetric Solutions and Interventions	an Arizona LLC that created women's health care solutions for pregnancy related issues	July, 2009 - March, 2012

Dr. Harry Lander.

Dr. Harry Lander has served as the Company’s President since October 9, 2015 and has served as Chief Scientific Officer of Regen effective October 30, 2015. Dr.Lander received an MBA in Finance from The New York University Stern School of Business in New York City in 1991 and a Ph.D. in Biochemistry from the Cornell University Graduate School of Medical Sciences. Dr. Lander has also earned a Bachelor of Science in Biochemistry and a Bachelor of Science in Chemistry from State University of New York at Stony Brook. Prior to accepting the office of President at Regen, Dr. Lander served as Research Chief-Administration at Sidra Medical and Research Center, a new women’s and children’s hospital (expected to open in 2018) established to provide care to Qatari and Middle East residents based on the North American academic medical center model. His duties at the Medical and Research Center included assisting in the development of financial, operational , and compliance infrastructures for the Center as well as assisting in developing the Center’s scientific strategy through a 5 year strategic plan.

Five year Employment History

Company Name	Position	Employment Dates
Sidra Medical and Research Center, Doha, Qatar	Research Chief	2013--2015
Weill Cornell Medical College, New York, NY	Assistant Provost	2012-2013
Weill Cornell Medical College, New York, NY	Assistant Provost,	2009-2012

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

Executive Compensation

For the period from October 1, 2013 to September 30, 2014

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)(a)(b)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
To
David Koos Chairman, and CEO*	From October 1, 2013 to September 30, 2014	$300,000	0	0	0	0	0	$300,000

Thomas Ichim Chief Scientific Officer and Director of Research**	From October 1, 2013 to September 30, 2014	$120,000	0	0	0	0	0	$120,000

*Includes $165,000 in accrued salary the obligation for payment resting with Bio Matrix Scientific Group, Inc.

**Includes $10,000 accrued salary the obligation for payment resting with Bio Matrix Scientific Group, Inc.

For the period from October 1, 2014 to September 30, 2015

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)(a)(b)(c)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)

David Koos Chairman, and CEO*	From October 1, 2014 to September 30, 2015	$210,000	0	0	810,250	0	0	1,020,250

Thomas Ichim Chief Scientific Officer and Director of Research**	From October 1, 2014 to September 30, 2015	$120,000	0	0	540,250	0	0	660,250

Todd S Caven Chief Financial Officer ***	From October 1, 2014 to September 30, 2015	$101,250	0	0	675,250	0	0	776,500

* Includes $15,000 in Accrued Salary and $5,000 in Accrued Salary the obligation for payment resting with Bio Matrix Scientific Group, Inc.

** Does not include $10,000 of Salary Prepaid to Mr. Ichim. On October 30, 2015 Thomas Ichim resigned from his position as Chief Scientific Officer, Director of Research and member of the Board of Directors of Regen Biopharma, Inc. due to health reasons.

*** Includes $20,250 in Accrued Salary.

(a)	Restricted Stock Awards Paid to Mr. Koos consist of 9,000,000 of the Company’s common shares vesting according to the terms and conditions of Mr. Koos Employment Agreement with the Company and 2,500,000 of the Company’s Preferred Shares vesting upon the same terms and conditions as common stock issued pursuant to Mr. Koos’ Employment Agreement with the Company
(b)	Restricted Stock Awards Paid to Mr. Ichim consist of 6,000,000 of the Company’s common shares vesting according to the terms and conditions of Mr. Ichim’s Employment Agreement with the Company and 2,500,000 of the Company’s Preferred Shares vesting upon the same terms and conditions as common stock issued pursuant to Mr. Ichim’s Employment Agreement with the Company
(c)	Restricted Stock Awards Paid to Mr. Caven consist of 7,500,000 of the Company’s common shares vesting according to the terms and conditions of Mr. Caven’s Employment Agreement with the Company and 2,500,000 of the Company’s Preferred Shares vesting upon the same terms and conditions as common stock issued pursuant to Mr. Caven’s Employment Agreement with the Company.

Employment Agreements

David R. Koos

On February 11, 2015 Regen entered into a written employment agreement with its current Chief Executive Officer, Mr. David Koos whereby Mr. Koos shall serve as Chief Executive Officer of Regen (“Agreement”)

Pursuant to the Agreement, Mr. Koos shall be paid salary at the rate of $15,000 per month, payable in cash or shares of Regen common stock. Mr. Koos shall also receive 9,000,000 newly issued common shares of Regen which shall vest after 18 months of constant employment have expired from the date of the full execution of the Agreement . The term of the Agreement shall commence on February 11, 2015 and shall expire on February 11, 2018.

Thomas Ichim

On January 14, 2015 Regen Biopharma, Inc. entered into a written employment agreement with Thomas Ichim whereby Thomas Ichim shall serve as Chief Scientific Officer of Regen Biopharma, Inc. (“Agreement”)

Pursuant to the Agreement, Thomas Ichim shall be paid salary at the rate of $10,000 per month, payable in cash or shares of Regen Biopharma, Inc. common stock. Thomas Ichim shall also receive 6,000,000 newly issued common shares of Regen Biopharma, Inc. which shall be subject to a vesting schedule (“Signing Shares”). The term of the Agreement shall commence on January 14, 2015 and shall expire on January 13, 2018.

Vesting Schedule of Signing Shares:

Signing Shares may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by Thomas Ichim (“Transfer Restriction”) except as follows:

Transfer Restrictions shall no longer apply to the Signing Shares (“Milestone Shares”) upon the achievement of the following events ( Milestones”) during the course of the Employee’s employment with the Company after 18 months.

1.	Expansion of Scientific Advisor Board: Expand SAB to 15 members (10 points)

2.	R&D relationships: initiate and manage relationships with 3 CROs, 3 manufacturers, 3 clinical sites and 1 academic collaboration (10 points)

3.	Patents in licensed/filed/issued: 10 non provisional patents filed ( 10 points)

4.	Securing lead researcher for each clinical trial ( 1 point) / Clinical trials: pre-clinical( 1 point) phase 1 ( 1 pt) and phase 2 or efficacy finding ( 1 pt)

5.	INDs filed ( 1 point) and INDs cleared ( 2 points)

6.	IP/Patents transactions ( e.g. : license agreements, product sales and co-development deals at a level acceptable to the Board of Directors=10pts.

Assuming a total of 60 points are possible for vesting, a combination of the above points equal to 60 over an 18 month period results in 100% vesting. At the end of 18 months, should the total number of points amount to less than 60, vesting shall be reduced to that number of points attained divided by 60, resulting in a percentage of shares vested. At the end of 18 months, all unvested shares shall be forfeited . In the event of a change of control all shares shall be deemed fully vested.

On October 30, 2015 Thomas Ichim resigned from his position as Chief Scientific Officer, Director of Research and member of the Board of Directors of Regen Biopharma, Inc. due to health reasons.

Todd. S Caven

On February 11, 2015 Regen entered into a written employment agreement with Mr. Caven whereby Mr. Caven shall serve as Chief Financial Officer of Regen (“Agreement”)

Pursuant to the Agreement, Mr. Caven shall be paid salary at the rate of $13,500 per month, payable in cash or shares of Regen common stock. Mr. Caven shall also receive 7,500,000 newly issued common shares of Regen which shall vest after 18 months of constant employment have expired from the date of the full execution of the Agreement . The term of the Agreement shall commence on February 11, 2015 and shall expire on February 11, 2018.

Harry Lander

On October 9, 2015 Regen entered into a written employment agreement with Dr. Lander whereby Dr. Lander Caven shall serve as President of Regen (“Agreement”). The Term of this Agreement shall commence on November 15, 2015 and shall expire on November 14, 2018.

Pursuant to the Agreement, Dr. Lander shall be paid salary at the rate of $16,667 per month . Pursuant to the Agreement Dr. Lander shall receive:

(a) 1,000,000 newly issued Series A Preferred shares of Regen (“Signing Shares”). Signing Shares may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by Dr. Lander (“Transfer Restriction”) until after a one year vesting period has expired.

(b) 10,000,000 newly issued Series A Preferred shares of Regen (“Incentive Shares”). Incentive shares shall vest to Dr. Lander two years from the date he is hired.

(c) 10,000,000 newly issued Series A Preferred shares of Regen (“Milestone Shares “) upon any of the following events having occurred during the employment by Regen of Dr. Lander:

A) two collaborations with pharmaceutical firms with annual revenues of $250,000,000 or greater over their last three fiscal years

B) an equity raise of $10,000,000 invested in the securities of Regen by sources introduced to Regen by Dr. Lander and who have not previously been introduced to Regen by any other entity.

C) Listing of Regen’s equity securities on any of the following markets:

i.	Nasdaq Global Select Market
ii.	Nasdaq Global Market
iii.	Nasdaq Capital Market
iv.	The New York Stock Exchange
v.	NYSE MKT

d) sale of a portion of the Regen Intellectual Property portfolio for appropriate consideration

e) clearance of any Regen sponsored intellectual property through FDA phase II clinical trials.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of December 29, 2015 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

Based on 124,287,272 Common Shares Outstanding as of December 29, 2015

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common	David R. Koos c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942*	40,169,732	32.32%

	Bio Matrix Scientific Group, Inc. 4700 Spring Street, Suite 304, La Mesa, California 91942	29,076,665	23.39%

	Thomas Ichim 9255 Towne Centre Drive #450, San Diego, CA 91211***	6,000,067	4.83%

	Todd Caven c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942**	7,951,632	6.39%

	All Officers and Directors as a Group	54,121,431	43.54%

* Includes 29,076,665 common shares of the Company beneficially owned by Bio-Matrix Scientific Group Inc. David R. Koos is the sole officer and director of Bio-Matrix Scientific Group Inc.and has voting and dispositive control over common shares of Regen held by Bio-Matrix Scientific Group Inc. Includes 710 common shares of the Company beneficially owned by the AFN Trust for which Mr. Koos serves as trustee. Includes 3,166 common shares of the Company beneficially owned by the BMXP Holdings Shareholders Business Trust for which Mr. Koos serves as trustee.

** Includes 227,632 common shares beneficially owned by Saguaro Capital Partners LLC, a company controlled by Todd Caven.

*** On October 30, 2015 Thomas Ichim resigned from his position as Chief Scientific Officer, Director of Research and member of the Board of Directors of Regen Biopharma, Inc. due to health reasons.

Based on 80,248,364 Series A Preferred Shares Outstanding as of December 29, 2015

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common	David R. Koos c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942*	8,577,185	10.69%

	Bio Matrix Scientific Group, Inc. 4700 Spring Street, Suite 304, La Mesa, California 91942	2,907,666	3.62%

	Thomas Ichim 9255 Towne Centre Drive #450, San Diego, CA 91211***	4,100,006	5.11%

	Todd Caven c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942**	3,295,163	4.10%

	Harry Lander c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942	11,000,000	13.71

	RGBP Holdings LLC 9962 S Clyde Place Highlands Ranch, CO 80129	5,928,170	7.39

	All Officers and Directors as a Group	26,972,354	33.61%

* Includes 2,907,666 shares of the Company beneficially owned by Bio-Matrix Scientific Group Inc. David R. Koos is the sole officer and director of Bio-Matrix Scientific Group Inc.and has voting and dispositive control over shares of Regen held by Bio-Matrix Scientific Group Inc. Includes 71 shares of the Company beneficially owned by the AFN Trust for which Mr. Koos serves as trustee. Includes 316 shares of the Company beneficially owned by the BMXP Holdings Shareholders Business Trust for which Mr. Koos serves as trustee.

** Includes 22,763 common shares beneficially owned by Saguaro Capital Partners LLC, a company controlled by Todd Caven.

*** On October 30, 2015 Thomas Ichim resigned from his position as Chief Scientific Officer, Director of Research and member of the Board of Directors of Regen Biopharma, Inc. due to health reasons.

Based on 30,000 Series AA Preferred Shares Outstanding as of December 29, 2015

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common	David R. Koos c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942*	30,000	100.00%

	Bio Matrix Scientific Group, Inc. 4700 Spring Street, Suite 304, La Mesa, California 91942	30,000	100.00%

	All Officers and Directors as a Group	30,000	100.00%

* Includes 30,000 shares of the Company beneficially owned by Bio-Matrix Scientific Group Inc. David R. Koos is the sole officer and director of Bio-Matrix Scientific Group Inc.and has voting and dispositive control over shares of Regen held by Bio-Matrix Scientific Group Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of September 30, 2015 the Company has received capital contributions from Bio Matrix Scientific Group, Inc. totaling $728,658 and has issued 50,010,000 common shares to its parent for aggregate consideration of $20,090. Bio Matrix Scientific Group, Inc. exercises voting control over Regen and is under common control with Regen.

As of September 30, 2015 the Company is indebted to Bio Matrix Scientific Group, Inc. in the amount of $19,701. $19,701 lent to the Company by Bio Matrix Scientific Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

On June 23, 2015 the Company entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a wholly owned subsidiary of Entest Biomedical, Inc.

Pursuant to the Agreement, Zander shall pay to The Company one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on the first anniversary of the effective date of the Agreement and each subsequent anniversary.

The abovementioned payments may be made, at Zander’s discretion, in cash or newly issued common stock of Zander or in common stock of Entest BioMedical Inc. valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance.

Pursuant to the Agreement, Zander shall pay to The Company royalties equal to four percent (4%) of the Net Sales , as such term is defined in the Agreement, of any Licensed Products, as such term is defined in the Agreement, in a Quarter.

Pursuant to the Agreement, Zander will pay The Company ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Zander from sublicensees ( excluding royalties from sublicensees based on Net Sales of any Licensed Products for which The Company receives payment pursuant to the terms and conditions of the Agreement).

Zander is obligated pay to The Company minimum annual royalties of ten thousand US dollars ($10,000) payable per year on each anniversary of the Effective Date of this Agreement, commencing on the second anniversary of June 23, 2015. This minimum annual royalty is only payable to the extent that royalty payments made during the preceding 12-month period do not exceed ten thousand US dollars ($10,000).

The Agreement may be terminated by The Company:

If Zander has not sold any Licensed Product by ten years of the effective date of the Agreement or Zander has not sold any Licensed Product for any twelve (12) month period after Zander’s first commercial sale of a Licensed Product.

The Agreement may be terminated by Zander with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to The Company with regard to that License IP.

The Agreement may be terminated by Zander with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to The Company with regard to that License IP is terminated.

The Agreement may be terminated by either party in the event of a material breach by the other party.

On September 28, 2015 Zander caused to be issued to the Company 8,000,000 of the common shares of Entest Biomedical, Inc in satisfaction of one hundred thousand US dollars ($100,000) to be paid to the Company by Zander as a license initiation fee.

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of The Company.

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

As of September 30, 2015 Entest Biomedical Inc. is indebted to the Company in the amount of $12,051. $12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

On March 6, 2015 the Company issued 227,632 common shares to Saguaro Capital Partners LLC, a company controlled by Todd S. Caven the Company’s Chief Financial Officer, as consideration for services rendered.

On November 2, 2015 Regen entered into an agreement (“Agreement”) with Thomas Ichim pursuant to the following terms and conditions.

Thomas Ichim shall render to Regen consulting services as set forth in a Consulting Services Letter (the “Supporting Documents”) and agrees to being referred to during the term of this Agreement under the title “Senior Research Consultant Thomas Ichim to Regen BioPharma, Inc.”. A Consulting Services Letter shall mean a document that describes Thomas Ichim’s consulting services and pricing for such services. In the event of a conflict between the terms contained in the Supporting Documents and this Agreement, the terms of this Agreement shall control, unless specifically agreed upon to the contrary in the Supporting Documents. Any and all Supporting Documents shall contain a clear and concise description of the services to be performed by the Thomas Ichim and an estimation of the cost to Regen for such services as well as the period of time required by the Thomas Ichim to complete such services. The Supporting Documents when executed by Thomas Ichim and Regen shall be incorporated into and made a part of this Agreement. Regen shall be under no obligation to execute any Consulting Services Letter. No Consulting Services Letter shall be binding upon Regen unless executed by Regen. The Term of the Agreement commences on November 2, 2015 and expires on November 2, 2016.

Thomas Ichim has served as our Chief Scientific Officer and Director of Research since June 15, 2012 and has served as a director since July 15, 2013. On October 30, 2015 Thomas Ichim resigned from his position as an officer and member of the Board of Directors of Regen due to health reasons.

Director Independence

Audit Committee and Audit Committee Financial Expert

The Company’s Board of Directors may not be considered independent as  the are also  officers. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its members are able to read and understand fundamental financial statements and has substantial business experience that results in the member's financial sophistication. Accordingly, the Board of Directors believes that its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

The following table sets forth the aggregate fees billed to us by Seale and Beers , CPAs during the period beginning October 1, 2014 and ending September 30, 2015:

Audit Fees	$5,023
Audit Related Fees	6,000
Tax Fees	0
All Other Fees	0
$11,023

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:   Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended September 30, 2015 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

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

Item 15. Exhibit Index

EXHIBIT INDEX

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
3(i)	Articles of Incorporation (incorporated by Reference to Exhibit 3(i) of the Company’s Form S-1 dated October 9. 2013)
3(i)(2)	Amendment to Articles of incorporation (incorporated by Reference to Exhibit 3(i)(2) of the Company’s Form S-1 dated October 9. 2013)
3(ii)	Bylaws of the Registrant* (incorporated by Reference to Exhibit 3(i)(iii) of the Company’s Form S-1 dated October 9. 2013)
10.1	June 5 2013 Agreement by and between the Company and Oregon Health and Science University* (incorporated by Reference to Exhibit 10.1 of the Company’s Form S-1 dated October 9. 2013)
10.2	Termination of June 5 2013 Agreement by and between the Company. and Oregon Health and Science University August 8 2013 (incorporated by Reference to Exhibit 10.2 of the Company’s Form S-1 dated October 9. 2013)
10.3	Employment Agreement by and between Biomatrix Scientific Group, Inc. and J. Christopher Mizer* (incorporated by Reference to Exhibit 10.3 of the Company’s Form S-1 dated October 9. 2013)
10.4	Amendment to Employment Agreement by and between Biomatrix Scientific Group, inc. and J. Christopher Mizer (incorporated by Reference to Exhibit 10.4 of the Company’s Form S-1 dated October 9. 2013)
10.5	Employment Agreement by and between Biomatrix Scientific Group, Inc. and Thomas Ichim* (incorporated by Reference to Exhibit 10.5 of the Company’s Form S-1 dated October 9. 2013)
10.6	Amendment to Employment Agreement by and between Biomatrix Scientific Group, inc. and Thomas Ichim (incorporated by Reference to Exhibit 10.6 of the Company’s Form S-1 dated October 9. 2013)
10.7	May 1 2013 agreement with Dr. Wei Ping Min (incorporated by Reference to Exhibit 10.7 of the Company’s Form S-1 dated October 9. 2013)
10.8	Letter Agreement by and between Wei Ping Min and Bio-Matrix Scientific Group Inc dated May 18, 2012 (incorporated by Reference to Exhibit 10.8 of the Company’s Form S-1 dated October 9. 2013)
10.9	Option Agreement by and between the Company and Oregon State University June 5 2013 (incorporated by Reference to Exhibit 10.9 of the Company’s Form S-1 dated October 9. 2013)
10.10	Letter Agreement by and between James White and Bio-Matrix Scientific Group Inc dated May 16, 2012 (incorporated by Reference to Exhibit 10.9 of the Company’s Form S-1 dated October 9. 2013)
3(i)(iii)	Designations Series AA Preferred Stock(( incorporated by Reference to Exhibit 3(i) of the Company’s Form 8-K dated September 16, 2014)
10.11	Letter Agreement by and between David Suhy and Regen dated September 11 2013*
10.12	Exclusive License Agreement between Regen and Benitec Australia Limited (incorporated by Reference to Exhibit 10.12 of the Company’s Form S-1 dated October 9. 2013)
10.13	Service Agreement by and between Regen and Dr. Wei Ping Min July 27,2013 (incorporated by Reference to Exhibit 10.13 of the Company’s Form S-1 dated October 9. 2013)
10.14	Share Purchase Agreement September 30, 2013 ( incorporated by Reference to Exhibit 10.14 of the Company’s Form S-1 dated October 9. 2013)
10.15	Share Purchase Agreement October 11, 2013 (incorporated by Reference to Exhibit 10.15 of the Company’s Form S-1/A filed November 22. 2013)
10.16	Share Purchase Agreement November 7, 2013 (incorporated by Reference to Exhibit 10.16 of the Company’s Form S-1/A filed November 22. 2013
10.17	Settlement Agreement executed by Company Dec 9, 2013 (incorporated by Reference to Exhibit 10.17 of the Company’s Form S-1/A filed January 10. 2014)
10.18	SECURITIES PURCHASE AGREEMENT( incorporated by Reference to Exhibit 10.18 of the Company’s Form S-1/A filed January 10. 2014)
10.19	ASSIGNMENT OF INVENTION AND PATENT APPLICATION (incorporated by Reference to Exhibit 10.1 of form 8-K dated November 24, 2014)
10.20	Consulting Agreement(incorporated by Reference to Exhibit 10.2 of form 8-K dated November 24, 2014)
10.21	Sublease ( incorporated by Reference to Exhibit 10.21 of Form 10-K for the year ended September 30, 2014)
10.22	Promissory Note Payable (filed previously as Exhibit 10-1 of the Company’s Form 10-Q filed August 7, 2014)
10.23	Promissory Note Payable (filed previously as Exhibit 10-2 of the Company’s Form 10-Q filed August 7, 2014)

10.24	ASSIGNMENT OF INVENTION AND PATENT APPLICATION (incorporated by Reference to Exhibit 10.1 of form 8-K dated December 16, 2014)
3(j) *	Certificate of Designations ( incorporated by Reference to Exhibit 3(i) of Form 8-K dated January 20, 2015)
10.25	Employment Agreement T. Ichim (incorporated by Reference to Exhibit 10.1 of Form 8-K dated January 20, 2015
10.26	Employment Agreement C. Ichim (incorporated by Reference to Exhibit 10.2 of Form 8-K dated January 20, 2015
10.27	Amendment to Sublease(incorporated by Reference to Exhibit 10.3 of Form 8-K dated January 20, 2015
10.28	CONVERTIBLE PROMISSORY NOTE ISSUED TO LLC (incorporated by reference to Exhibit 10.1 of Form 8-K dated Feb. 6, 2015
10.29	Form of Note issued to Individual investor (incorporated by reference to Exhibit 10.2 of Form 8-K dated Feb. 6, 2015
10.30	Form of Note issued to Dunhill Ross (incorporated by reference to Exhibit 10.3 of Form 8-K dated Feb 6, 2015

10.31	Employment Agreement Caven (incorporated by Reference to Exhibit 10.1 of Form 8-K dated Feb. 12, 2015
10.32	Employment Agreement Koos (incorporated by Reference to Exhibit 10.2 of Form 8-K dated Feb. 12, 2015
10.33	Form of $50,000 Convertible Note (incorporated by reference to Exhibit 10.1 of Form 8-K dated March 23, 2015
10.32	Form of $100,000 Convertible Note(incorporated by reference to Exhibit 10.2 of Form 8-K March 23, 2015
10.35	Employment Agreement Caven (incorporated by Reference to Exhibit 10.1 of Form 8-K dated Feb. 12, 2015
10.36	Vaini Agreement(incorporated by Reference to Exhibit 10.1 of Form 8-K dated March 26, 2015
10.37	Value Quest Agreement (incorporated by reference to Exhibit 10.2 of Form 8-K dated March 26, 2015
10.38	Minev Agreement (incorporated by reference to Exhibit 10.3 of Form 8-K dated March 26, 2015
10.39	Gronemeyer Agreement (incorporated by Reference to Exhibit 10.4 of Form 8-K dated March 26, 2015
10.40	Form of Convertible Note (incorporated by reference to Exhibit 10.1 of Form 10-Q dated May 1, 2015
10.41	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND SANTOSH KESARI (incorporated by reference to Exhibit 10.1 of Form 8-K dated June 10, 2015)
10.42	Zander Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2015)
10.43	Amendment to Exclusive License Agreement between Regen and Benitec Australia Limited (incorporated by Reference to Exhibit 10.2 of Form 8-K dated August 25, 2015)
10.44	Lander Agreement (incorporated by reference to Exhibit 10.1 of Form 8-k dated October 9, 2015)
3(i) *****	Text of Amendment to Certificate of Incorporation (incorporated by reference to 3(i) of Form 8-K dated October 28, 2015)
3(i) *******	Text of Amendment to Certificate of Designation(incorporated by reference to 3(i) (a)of Form 8-K dated October 28, 2015)
10.44	Ichim Consulting Agreement (incorporated by Reference to Exhibit 10.1 of Form 8-K dated November 4, 2015)
17.1	Ichim Resignation (incorporated by Reference to Exhibit 17.1 of Form 8-K dated November 4, 2015)
10.44	Research Collaboration Agreement (incorporated by Reference to Exhibit 10.1 of Form 8-K dated December 17, 2015)

10.45	Form of Unit Purchase Agreement 9/10/2015 ( incorporated by Reference to Exhibit 10.1 of Form 8-K dated October 13.2015
10.46	Form of Unit Purchase Agreement 9/10/2015( incorporated by Reference to Exhibit 10.2 of Form 8-K dated October 13.2015
10.47	Form of Unit Purchase Agreement 11/13/2015( incorporated by Reference to Exhibit 10.4 of Form 8-K dated October 13.2015
10.48	Form of Unit Purchase Agreement 11/16/2015( incorporated by Reference to Exhibit 10.5 of Form 8-K dated October 13.2015
10.49	Letter Agreement Lorraine Gudas( incorporated by Reference to Exhibit 10.6 of Form 8-K dated October 13.2015
10.50	Letter Agreement Stefano Bertuzzi( incorporated by Reference to Exhibit 10.7 of Form 8-K dated October 13.2015
10.51	Letter Agreement Francesco Marincola( incorporated by Reference to Exhibit 10.8 of Form 8-K dated October 13.2015
10.52	Letter Agreement Ralph Nachman( incorporated by Reference to Exhibit 10.9 of Form 8-K dated October 13.2015
10.53	Letter Agreement J. Baell( incorporated by Reference to Exhibit 10.10 of Form 8-K dated October 13.2015
10.54	Form of Unit Purchase Agreement $100,000 12/3/2015
10.55	Form of Unit Purchase Agreement $100,000 12/14/2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	January 6, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ Todd S. Craven
Name:	Todd S. Caven
Title:	Chief Financial Officer
Date:	January 6, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ Harry Lander
Name:	Harry Lander
Title:	President
Date:	January 6, 2016

