Form 10-Q
period 2015-12-31
Regen BioPharma Inc
filed 2016-01-28
CIK 1589150

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 25, 2016 there were 124,287,272 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.

BALANCE SHEET

	As of	As of
	December 31, 2015	September 30, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	168,517	38,620
Note Receivable	12,051	12,051
Prepaid Expenses	1,000	10,000
Accrued Interest Receivable	1,681	1,381
Due from Former Employees	15,000
Total Current Assets	198,249	62,052

OTHER ASSETS
Available for Sale Securities	120,000	158,400
Total Other Assets	120,000	158,400

TOTAL ASSETS	318,249	220,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	0
Accounts payable	27,646	25,854
Notes Payable	168,050	222,751
Accrued payroll taxes	5,771	1,940
Accrued Interest	26,095	21,093
Accrued Rent	10,000	10,000
Accrued Payroll	52,663	36,001
Due to Shareholder	50,000
Total Current Liabilities	340,225	317,639
Total Liabilities	340,225	317,639

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 124,287,272 shares issued and outstanding December 31, 2015	12,427	11,474
Preferred Stock, 0.0001 par value, 800,000,000 authorized and 100,000,000 authorized as of December 31, 2015 and September 30, 2015 respectively
Series A Preferred 90,000,000 Authorized and 300,000,000 authorized, 60,981,697 and 80,248,364 outstanding as of September 30, 2015 and December 31, 2015 respectively	8,025	6,098
Series AA Preferred $0.0001 par value 600,000 authorized and 30, 000 outstanding as of September 30, 2015 and December 31, 2015	3	3
Additional Paid in capital	13,632,102	11,663,905
Contributed Capital	728,658	728,658
Retained Earnings (Deficit) accumulated during the development stage	(14,331,191)	(12,473,725)
Accumulated Other Comprehensive Income	(72,000)	(33,600)
Total Stockholders' Equity (Deficit)	(21,976)	(97,187)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	318,249	220,452

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended	Quarter Ended
	December 31, 2015	December 31, 2014

REVENUES	0	0

COST AND EXPENSES
Research and Development	105,323	2,237
General and Administrative	488,596	139,453
Consulting and Professional Fees	80,533	59,848
Rent	15,000	11,871
Total Costs and Expenses	689,452	213,409

OPERATING LOSS	(689,452)	(213,409)

OTHER INCOME & (EXPENSES)
Interest Income	300	260
Refunds of amounts previously paid
Interest Expense	(5,001)	(6,042)
Loss on issuance of common shares for less than fair value	(1,163,313)

TOTAL OTHER INCOME (EXPENSE)	(1,168,014)	(5,782)

NET INCOME (LOSS)	(1,857,466)	(219,191)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0157)	(0.0042)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	118,216,582	52,000,576

The Accompanying Notes are an Integral Part of These Financial Statements

3

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended December 31
	2015	2014
Net Income (Loss)	$(1,857,466)	$(219,191)
Add:
Unrealized Gains on Securities	0	0
Less:
Unrealized Losses on Securities	(38,400)	0
Total Other Comprehensive Income (Loss)	(38,400)	0
Comprehensive Income	$(1,895,866)	(219,191)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(1,857,466)	$(219,191)
Adjustments to reconcile net Income to net cash:
Common Stock issued to Consultants	0	$22,440
Preferred Stock issued to Consultants	$40
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	$1,792	$196
(Increase) Decrease in Interest Receivable	$(300)	$(260)
Increase ( Decrease) in Bank Overdraft	0	$(6,137)
Increase (Decrease) in accrued Expenses	$25,495	$5,849
(Increase) Decrease in Prepaid Expenses	$9,000	0
(Increase) Decrease in Due from Former Employee	$(15,000)	0
Net Cash Provided by (Used in) Operating Activities	$(1,836,439)	$(197,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	321,667	0
Preferred Stock issued for Cash	238,334	0
Increase in Contributed Capital		65,000
Increase (Decrease) in Notes Payable	(54,701)	185,725
Increase in Convertible Notes payable
Increase in issuance of stock below fair value	1,163,313	0
Increase in Additional Paid in Capital	247,723	0
Increase in Due to Shareholder	50,000	0
Net Cash Provided by (Used in) Financing Activities	1,966,336	250,725

Net Increase (Decrease) in Cash	$129,897	$53,622

Cash at Beginning of Period	38,620	0

Cash at End of Period	$168,517	$53,622

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Financial Statements

As of December 31, 2015

The accompanying unaudited interim condensed consolidated financial statements of Regen Biopharma , Inc. (“Regen” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended September 30, 2015. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was organized April 24, 2012 under the laws of the State of Nevada. The Company is a controlled subsidiary of Bio-Matrix Scientific Group, Inc, (“BMSN”) a Delaware corporation.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2015 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the three months ended December 31, 2015 and $0 for the three months ended December 31, 2014.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 14,331,191 during the period from April 24, 2012 (inception) through December 31, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the quarter ended December 31, 2015 the Company raised $560,000 through the issuance of equity securities for cash.

NOTE 4. NOTES PAYABLE

December 31, 2015

David Koos ( Notes7)	50
Bio Technology Partners Business Trust	49,000
Bostonia Partners	119,000

Notes payable	$168,050

$50 lent to the Company by David Koos. is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

$49,000 lent to the Company by Bio Technology Partners Business Trust. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

$60,000 lent to the Company by Bostonia Partners is due and payable September 16, 2016 and bear simple interest at a rate of 10% per annum

$59,000 lent to the Company by Bostonia Partners is due and payable September 22, 2016 and bear simple interest at a rate of 10% per annum.

NOTE 5. NOTES RECEIVABLE

December 31, 2015
Entest Biomedical, Inc. (Note 7)	$12,051

Notes Receivable	$12,051

$12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 6. INCOME TAXES

As of December 31, 2015

Deferred tax assets:
Net operating tax carry forwards	$4,872,605
Other	-0-
Gross deferred tax assets	4,872,605
Valuation allowance	(4,872,605)
Net deferred tax assets	$-0-

As of December 31, 2015 the Company has a Deferred Tax Asset of $4,872,605 completely attributable to net operating loss carry forwards of approximately $14,331,191 (which expire 20 years from the date the loss was incurred).

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

As of December 31, 2015 Entest Biomedical Inc. is indebted to the Company in the amount of $12,051. $12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2015 the Company was indebted to BMSN in the amount of $19,701. $19,701 lent to the Company by Bio Matrix Scientific Group, Inc. was due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. During the quarter ended December 31, 2015 the Company repaid $19,701 of principal indebtedness due and payable to BMSN. David R. Koos, the Chairman and Chief Executive Officer of the Company, also serves as Chairman and Chief Executive Officer of BMSN. Primarily resulting from BMSN’s ownership of 30,000 shares of the Company’s Series AA Preferred Stock, BMSN possesses the majority of the shareholder voting power .

As of December 31, 2015 the Company is indebted to David R. Koos in the amount of $50. $50 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as December 31, 2015:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 124,287,272 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 30,000 shares issued and outstanding as of December 31, 2015 and 300,000,000 is designated Series A Preferred Stock of which 80,248,364 shares are outstanding as of December 31, 2015.

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

The Board of Directors of the Company have authorized 300,000,000 shares of the Series A Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series A Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series A Preferred Stock owned by such holder times one . Except as otherwise required by law holders of Common Stock, other series of Preferred issued by the Corporation, and Series A Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

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

NOTE 10. STOCK TRANSACTIONS

Common Stock

On October 28, 2015 the Company issued 3,333,334 of its Common Shares for cash consideration of $166,667.

On November 20, 2015 the Company issued 2,200,000 of its Common Shares for cash consideration of $55,000.

On December 29, 2015 the Company issued 4,000,000 of its Common Shares for cash consideration of $100,000.

Series A Preferred Stock

On October 28, 2015 the Company issued 1,666,667 shares of its Series A Preferred stock for cash consideration of $83,333.

On October 28, 2015 the Company issued 11,000,000 shares of its Series A Preferred stock to Dr. Harry Lander, the Company’s President and Chief Scientific Officer, pursuant to the terms and conditions of that employment agreement entered into by and between Dr. Lander and Regen dated October 9, 2015.

On November 20, 2015 the Company issued 2,200,000 shares of its Series A Preferred stock for cash consideration of $55,000.

On November 20, 2015 the Company issued 400,000 shares of its Series A Preferred stock as consideration for nonemployee services.

On December 29, 2015 the Company issued 4,000,000 shares of its Series A Preferred stock for cash consideration of $100,000.

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

Material Changes in Financial Condition

As of December 31 2015, we had Cash of $ 168,517and as of September 30, 2015 we had Cash of $38,620.

The increase in Cash of 336 % is primarily attributable to:

The sale of $560,000 of equity securities by the Company

The deposit with the Company of $50,000 by an investor in anticipation of purchasing the equity securities of the Company

Offset by:

Payment by the Company of $19,701 of principal indebtedness owed by the Company to Bio Matrix Scientific Group, Inc. ( an entity under common control with the Company)

Payment by the Company of $35,000 of principal indebtedness owed by the Company to an unaffiliated third party lender.

Cash expended in the operation of the Company’s business.

As of December 31 2015, we had Prepaid Expenses of $ 1,000 and as of September 30, 2015 we had Prepaid Expenses of $10,000

The decrease in Prepaid Expenses of 90% is attributable to:

$10,000 of salary prepaid to the Company’s former Chief Scientific Officer having been reclassified during the quarter ended December 31, 2015 as amounts Due from Former Employee as a result of the resignation of the Company’s former Chief Scientific Officer during the quarter ended December 31, 2015

Offset by:

$1,000 in salary having been prepaid to an employee during the quarter ended December 31, 2015

As of December 31, 2015 we had Accrued Interest Receivable of $1,681 and as of September 30, 2015 we had Accrued Interest Receivable of $1,381

The increase in of Accrued Interest Receivable of approximately 21.7% is attributable to interest accrued but unpaid during the three months ended December 31 , 2015 resulting from amounts due to the Company by Entest Bio-Medical, Inc. David R. Koos serves as Chairman of the Board and Chief Executive Officer of both the Company and Entest Bio-Medical, Inc.

As of December 31, 2015 we had Amounts Due from Former Employee of $15,000 and as of September 30, 2015 we had Amounts Due from Former Employee of $0.

The increase in Amounts Due from Former Employee is attributable to:

$10,000 of salary prepaid to the Company’s former Chief Scientific Officer having been reclassified during the quarter ended December 31, 2015 as amounts Due from Former Employee as a result of the resignation of the Company’s former Chief Scientific Officer during the quarter ended December 31, 2015.

$5,000 overpayment of salary due to the Company’s former Chief Scientific Officer during the quarter ended December 31, 2015.

As of December 31, 2015 we had Available for Sale Securities of $120,000 and as of September 30, 2015 we had Available for Sale Securities of $158,400

The decrease in Available for Sale Securities of 24.2% is attributable to unrealized losses recognized on 8,000,000 common shares of Entest Biomedical, Inc. owned by the Company.

As of December 31, 2015 we had Accounts Payable of $27,646 and as of September 30, 2015 we had Accounts payable of $25,854.

The increase in Accounts Payable of approximately 6.9% is attributable to increases in outstanding obligations of the Company incurred in the course of business.

As of December 30,2015 we had Notes Payable of $168,050 and as of September 30, 2015 we had Notes Payable of $222,751.

The decrease in Notes Payable of approximately 24.5% is attributable to:

Payment by the Company of $19,701 of principal indebtedness owed by the Company to Bio Matrix Scientific Group, Inc. ( an entity under common control with the Company)

Payment by the Company of $35,000 of principal indebtedness owed by the Company to an unaffiliated third party lender.

As of December 30, 2105 we had Accrued Payroll Taxes of $5,771 and as of September 30, 2015 we had Accrued Payroll Taxes of $1,940.

The increase in Accrued Payroll Taxes of approximately 197% is primarily attributable to employer tax obligations incurred but unpaid during the three months ended December 31, 2015.

As of December 31, 2105 we had Accrued Interest of $26,095 and as of September 30, 2015 we had Accrued Interest of $21,093.

The increase in Accrued Interest of approximately 23.7% is attributable to interest expense on Notes Payable incurred during the three months ended December 31, 2015 but not yet paid.

As of December 31, 2105 we had Accrued Payroll of $52,663 and as of September 30, 2015 we had Accrued Payroll of $36,001.

The increase in Accrued Payroll of approximately 46.2% is attributable to :

$45,162 in salary expense due to the Company’s President incurred but unpaid during the quarter ended December 31, 2015 offset by the payment by the Company during the quarter ended December 31, 2015 of $15,000 of salary accrued but unpaid due to the Company’s Chief Executive Officer and $13,500 of salary accrued but unpaid due to the Company’s Chief Financial Officer.

As of December 31, 2015 we had Amounts Due to Shareholder of $50,000 and as of September 30, 2015 we had Amounts Due to Shareholder of $0.

The increase in Amounts Due to Shareholder is attributable to the deposit with the Company of $50,000 by an investor in anticipation of purchasing the equity securities of the Company

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended December 31, 2015 and -0- for the three months ended December 31, 2014. Net Losses were $1,857,466 for the three months ended December 31,, 2015 and $219,191 for the same period ended 2014.

The increase in Net Losses of approximately 747% is primarily attributable to the recognition of $1,163,313 of expenses recognized during the quarter ended December 31, 2015 resulting from the issuance for less than fair value of common shares sold for cash as well as an increase in expenses related to General and Administrative, Research and Development, Rent and Consulting and professional Fees incurred during the quarter ended December 31, 2015 as compared to the same quarter ended 2014 partially offset by lower interest expenses incurred during the quarter ended December 31, 2015 as compared to the same quarter ended 2014 and higher interest income earned during the quarter ended December 31, 2015 as compared to the same quarter ended 2014.

Liquidity and Capital Resources

As of December 31, 2015 we had $168,517in cash and current liabilities of $340,225 such liabilities consisting of Accounts Payable, Notes Payable , Amounts Due to Shareholder and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. During the quarter ended December 31, 2015 the Company raised $560,000 through the sale of equity securities.

As of December 31, 2015 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on October 1, 2015 and ending on December 31, 2015, David Koos and Todd S. Caven , who serve as the Company's Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares

On October 28, 2015 the Company issued 3,333,334 of its Common Shares (“Shares”) for cash consideration of $166,667.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On November 20, 2015 the Company issued 2,200,000 of its Common Shares (“Shares”) for cash consideration of $55,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On December 29, 2015 the Company issued 4,000,000 of its Common Shares (“Shares”) for cash consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

Series A Preferred Stock

On October 28, 2015 the Company issued 1,666,667 shares of its Series A Preferred stock (“Shares”) for cash consideration of $83,333.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On October 28, 2015 the Company issued 11,000,000 shares of its Series A Preferred stock (“Shares”) to Dr. Harry Lander, the Company’s President and Chief Scientific Officer, pursuant to the terms and conditions of that employment agreement entered into by and between Dr. Lander and Regen dated October 9, 2015.

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

On November 20, 2015 the Company issued 2,200,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $55,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On November 20, 2015 the Company issued 400,000 shares of its Series A Preferred stock (“Shares”) as consideration for nonemployee services.

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

On December 29, 2015 the Company issued 4,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

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

Regen Biopharma, Inc.

Dated: January 25, 2016	By: /s/ David Koos
David Koos
Chief Executive Officer

Dated: January 25, 2016	By: /s/ Todd S. Caven
Todd S. Caven
Chief Financial Officer
24