Form 10-Q
period 2016-03-31
Regen BioPharma Inc
filed 2016-04-29
CIK 1589150

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 8, 2016 there were 128,253,938 shares of common stock issued and outstanding.

As of April 8, 2016 there were 115,881,697 shares of Series A Preferred Stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of March 31, 2016 (unaudited)	As of September 30, 2015
ASSETS
CURRENT ASSETS
Cash	$106,024	$38,620
Note Receivable	12,051	12,051
Prepaid Expenses	1,000	10,000
Accrued Interest Receivable	1,978	1,381
Due from Former Employees	15,000
Total Current Assets	$136,053	$62,052

OTHER ASSETS
Available for Sale Securities	56,800	158,400
Total Other Assets	$56,800	$158,400
TOTAL ASSETS	$192,853	$220,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank Overdraft	0	0
Accounts payable	20,783	25,854
Notes Payable	228,050	222,751
Accrued payroll taxes	1,946	1,940
Accrued Interest	31,184	21,093
Accrued Rent	15,000	10,000
Accrued Payroll	92,996	36,001
Due to Shareholder	0
Total Current Liabilities	389,959	317,639
Long Term Liabilities:
Convertible Notes Payable	58,295
Total Long Term Liabilities	$58,295	$—
Total Liabilities	$448,254	$317,639

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 128,253,138 shares issued and outstanding March 31, 2016	12,824	11,474
Preferred Stock, 0.0001 par value, 800,000,000 authorized and 100,000,000 authorized as of March 31, 2016 and September 30, 2015 respectively
Series A Preferred 90,000,000 Authorized and 300,000,000 authorized, 60,981,697 and 84,881,697 outstanding as of September 30, 2105 and March 31, 2016 respectively	8,488	6,098
Series AA Preferred $0.0001 par value 600,000 authorized and 30,000 outstanding as of September 30, 2015 and March 31, 2016	3	3
Additional Paid in capital	14,551,402	11,663,905
Contributed Capital	728,658	728,658
Retained Earnings (Deficit) accumulated during the development stage	(15,421,576)	(12,473,725)
Accumulated Other Comprehensive Income	(135,200)	(33,600)
Total Stockholders’ Equity (Deficit)	$(255,401)	$(97,187)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$192,853	$220,452

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
REVENUES	$—	$—	$—	$—

COST AND EXPENSES
Research and Development	172,096	22,969	277,419	25,206
General and Administrative	435,236	303,536	923,831	442,989
Consulting and Professional Fees	97,547	279,913	178,080	339,761
Rent	15,000	15,000	30,000	26,871
Total Costs and Expenses	$719,879	$621,418	$1,409,330	$834,827

OPERATING LOSS	$(719,879)	$(621,418)	$(1,409,330)	$(834,827)

OTHER INCOME & (EXPENSES)
Interest Income	297	291	597	551
Refunds of amounts previously paid
Interest Expense	(5,089)	(9,188)	(10,090)	(15,230)
Interest Expense attributable to Amortization of Discount	(894)		(894)
Loss on issuance of common shares for less than fair value	(364,822)	(8,179,432)	(1,528,135)	(8,179,432)
Preferred shares issued pursuant to contractual obligations		(3,154)		(3,154)
TOTAL OTHER INCOME (EXPENSE)	$(370,508)	$(8,191,483)	$(1,538,522)	$(8,197,265)

NET INCOME (LOSS)	$(1,090,386)	$(8,812,901)	$(2,947,852)	$(9,032,092)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0087)	(0.12240)	(0.0188)	(0.0970)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	124,875,119	71,986,230	156,418,573	93,139,424

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended March 31,
	2016	2015
Net Income (Loss)	$(1,090,386)	$(8,812,901)
Add:
Unrealized Gains on Securities	—	—
Less:
Unrealized Losses on Securities	(63,200)	—
Total Other Comprehensive Income (Loss)	(63,200)	—
Comprehensive Income	$(1,153,586)	$(8,812,901)

	Six Months Ended March 31,
	2016	2015
Net Income (Loss)	$(2,947,852)	$(9,032,092)
Add:
Unrealized Gains on Securities	—	—
Less:
Unrealized Losses on Securities	(101,600)	—
Total Other Comprehensive Income (Loss)	(101,600)	—
Comprehensive Income	$(3,049,452)	$(9,032,092)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(2,947,852)	$(9,032,092)
Adjustments to reconcile net Income to net cash:
Preferred Stock issued for Expenses		100
Preferred Stock issued for Interest		891
Preferred Stock issued pursuant to contractual obligations		3,154
Common Stock issued to Consultants		226,177
Preferred Stock issued to Consultants	40	420
Increase (Decrease) in Interest expense attributable to amortization of Discount	894
Increase in issuance of stock below fair value	1,528,135	8,179,432
Increase in Additional Paid in Capital	495,462	132,603
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	(5,071)	12,902
(Increase) Decrease in Notes Receivable		(1,629)
(Increase) Decrease in Interest Receivable	(597)	(551)
Increase ( Decrease) in Bank Overdraft		(6,137)
Increase (Decrease) in accrued Expenses	72,093	19,437
(Increase) Decrease in Prepaid Expenses	9,000
(Increase) Decrease in Due from Former Employee	(15,000)
Net Cash Provided by (Used in) Operating Activities	$(862,896)	$(465,293)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	475,000
Preferred Stock issued for Cash	350,001
Increase in Contributed Capital		85,000
Increase (Decrease) in Notes Payable	5,299	19,582
Increase in Convertible Notes payable	100,000	882,685
Increase in Due to Shareholder	0
Net Cash Provided by (Used in) Financing Activities	$930,300	$987,267

Net Increase (Decrease) in Cash	$67,404	$521,974

Cash at Beginning of Period	38,620	0
Cash at End of Period	$106,024	$521,974

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$—	$882,868
Preferred Shares Issued for Debt	$—	$6,000

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Financial Statements

As of March 31, 2016

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2016 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carry forward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

G.  BASIC EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 260, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective from inception.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding.

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the three months ended March 31, 2016 and $0 for the three months ended March 31, 2015.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

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

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In August2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 15,421,576 during the period from April 24, 2012 (inception) through March 31, 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the quarter ended March 31, 2015 the Company raised $265,000 through the issuance of equity securities for cash and $100,000 through the issuance of convertible debentures.

During the six months ended March 31, 2016 the Company raised $825,001 through the issuance of equity securities for cash and $100,000 through the issuance of convertible debentures.

NOTE 4. NOTES PAYABLE

March 31, 2016

David Koos ( Note 8)	50
Bio Technology Partners Business Trust	36,000
Bostonia Partners	189,000
Blackbriar Partners (Note 8)	3,000
Notes payable	$228,050

$50 lent to the Company by David Koos. is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

$36,000 lent to the Company by Bio Technology Partners Business Trust. is due and payable at the demand of the holder and bears simple interest at a rate of 10% per annum.

$60,000 lent to the Company by Bostonia Partners is due and payable September 16, 2016 and bears simple interest at a rate of 10% per annum

$59,000 lent to the Company by Bostonia Partners is due and payable September 22, 2016 and bears simple interest at a rate of 10% per annum.

$20,000 lent to the Company by Bostonia Partners is due and payable February 19, 2017 and bears simple interest at a rate of 10% per annum.

$30,000 lent to the Company by Bostonia Partners is due and payable February 24, 2017 and bears simple interest at a rate of 10% per annum.

$20,000 lent to the Company by Bostonia Partners is due and payable March 8, 2017 and bears simple interest at a rate of 10% per annum.

$3,000 lent to the Company by Blackbriar Partners is due and payable February 19, 2017 and bears simple interest at a rate of 10% per annum.

NOTE 5. CONVERTIBLE NOTES PAYABLE

On March 8, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 8% per annum . The maturity of the Note is three years from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified pursuant to the following terms and conditions:

(a) For the period beginning on the Issue Date and ending 365 days subsequent to the Issue Date (“Year 1”) a 50% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or ten cents per share (whichever is greater).

(b) For the period beginning one day subsequent to the final day of Year One and ending 365 days subsequent to Year One (“Year 2”) a 35% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or ten cents per share (whichever is greater).

(c) For the period beginning one day subsequent to the final day of Year 2 and ending 365 days subsequent to Year 2 (“Year 3”) a 25% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or ten cents per share (whichever is greater).

(d) “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the Lender. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by the Company relating to the Lender’s securities.

The Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

Upon closing of a Transaction Event the Lender shall receive 0 .10% ( one tenth of one percent)of the consideration actually received by the Company from an unaffiliated third party as a result of the closing of a Transaction Event.

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of March 31, 2016 the unamortized discount on the convertible notes outstanding is $ 41,705. As of March 31, 2016 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2016 is $25,000.

NOTE 6. NOTES RECEIVABLE

March 31, 2016
Entest Biomedical, Inc. (Note 8)	$12,051

Notes Receivable	$12,051

$12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 7. INCOME TAXES

As of March 31, 2016

Deferred tax assets:
Net operating tax carry forwards	$5,243,336
Other	-0-
Gross deferred tax assets	5,243,336
Valuation allowance	(5,243,336
Net deferred tax assets	$-0-

As of March 31, 2016 the Company has a Deferred Tax Asset of $5,243,336 completely attributable to net operating loss carry forwards of approximately $15,421,576 (which expire 20 years from the date the loss was incurred).

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain. As a result, the Company has recorded a valuation allowance reducing all deferred tax assets to 0.

Income tax is calculated at the 34% Federal Corporate Rate.

NOTE 8. RELATED PARTY TRANSACTIONS

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

As of March 31, 2016 Entest Biomedical Inc. is indebted to the Company in the amount of $12,051. $12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

As of March 31, 2016 the Company is indebted to David R. Koos in the amount of $50. $50 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of March 31, 2016 the Company is indebted to Blackbriar Partners in the amount of $3,000. $3,000 lent to the Company by Blackbriar Partners is due and payable February 29, 2017 and bears simple interest at a rate of 10% per annum. David R. Koos, the Chairman and Chief Executive Officer of the Company, also serves as the Chairman and CEO of Blackbriar Partners.

On June 23, 2015 the Company entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a wholly owned subsidiary of Entest Biomedical, Inc.

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

On September 28, 2015 Zander caused to be issued to the Company 8,000,000 of the common shares of Entest Biomedical, Inc in satisfaction of one hundred thousand US dollars ($100,000) to be paid to the Company by Zander as a license initiation fee. Regen Biopharma, Inc. recognized revenue of $192,000 equivalent to the fair value of 8,000,000 of the common shares of Entest Biomedical, Inc as of the date of issuance.

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of The Company.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as March 31, 2016:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 128,253,138 shares issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Common Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Common Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Common Stock shall receive, out of assets legally available for distribution to the Company’s stockholders, a ratable share in the assets of the Corporation.

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 30,000 shares issued and outstanding as of March 31, 2016 and 300,000,000 is designated Series A Preferred Stock of which 84,881,697 shares are outstanding as of March 31, 2016.

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

Series A Preferred Stock

On January 15, 2015 the Company filed a CERTIFICATE OF DESIGNATION (“Certificate of Designations”) with the Nevada Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as “Series A Preferred Stock” (hereinafter referred to as “Series A Preferred Stock”).

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

11. INVESTMENT SECURITIES

On September 28, 2015 Zander Theraputics, Inc. caused to be issued to Regen Biopharma, Inc. 8,000,000 of the common shares of Entest Biomedical, Inc in satisfaction of one hundred thousand US dollars ($100,000) to be paid to Regen Biopharma, Inc. by Zander Theraputics, Inc as a license initiation fee.

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities as of March 31, 2016.

8,000,000	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Losses in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended March 31, 2016
$192,000	$56,800	(135,200)	(63,200)

NOTE 10. STOCK TRANSACTIONS

Common Stock

On January 28, 2016 the Company issued 2,000,000 of its Common Shares for cash consideration of $100,000.

On January 29, 2016 the Company issued 30,000 of its Common Shares for cash consideration of $750.

On February 2, 2016 the Company issued 270,000 of its Common Shares for cash consideration of $6,750.

On February 22, 2016 the Company issued 666,666 of its Common Shares for cash consideration of $33,333.

On February 22, 2016 the Company issued 1,000,000 of its Common Shares for cash consideration of $12,500.

Series A Preferred Stock

On January 28, 2016 the Company issued 1,000,000 shares of its Series A Preferred stock for cash consideration of $50,000.

On January 29, 2016 the Company issued 300,000 shares of its Series A Preferred stock for cash consideration of $7,500.

On February 22, 2016 the Company issued 333,333 shares of its Series A Preferred stock for cash consideration of $16,666.

On March 22, 2016 the Company issued 3,000,000 shares of its Series A Preferred stock for cash consideration of $37,500.

NOTE 12: SUBSEQUENT EVENTS

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to David Koos, Regen’s Chief Executive Officer, as consideration for efforts expended by Koos with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate..

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Harry Lander , Regen’s President and Chief Scientific Officer, as consideration for efforts expended by Lander with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate.

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Todd Caven , Regen’s Chief Financial Officer, as consideration for efforts expended by Caven with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate.

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 1,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) in settlement of $10,000 of principal indebtedness.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company’s operations, economic performance, financial conditions, margins and growth in sales of the Company’s products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company’s financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission. All references to” We”, “Us”, “Company” or the “Company” refer to Regen BioPharma, Inc.

Material Changes in Financial Condition

As of March 31 2016, we had Cash of $ 106,024 and as of September 30, 2015 we had Cash of $38,620.

The increase in Cash of 174 % is primarily attributable to:

The sale of $825,000 of equity securities by the Company

The sale of $100,000 of Convertible Debentures by the Company

Borrowings of $73,000 by the Company

Offset by:

Payment by the Company of $19,701 of principal indebtedness owed by the Company to Bio Matrix Scientific Group, Inc. ( an entity under common control with the Company)

Payment by the Company of $48,000 of principal indebtedness owed by the Company to an unaffiliated third party lender.

Cash expended in the operation of the Company’s business.

As of March 31, 2016 we had Prepaid Expenses of $ 1,000 and as of September 30, 2015 we had Prepaid Expenses of $10,000

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

$1,000 in salary having been prepaid to an employee during the quarter ended December 31, 2015

As of March 31, 2016 we had Amounts Due from Former Employee of $15,000 and as of September 30, 2015 we had Amounts Due from Former Employee of $0.

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

As of March 31, 2016 we had Accrued Interest Receivable of $1,978 and as of September 30, 2015 we had Accrued Interest Receivable of $1,381

The increase in of Accrued Interest Receivable of approximately 43.2% is attributable to interest accrued but unpaid during the six months ended March 31 , 2016 resulting from amounts due to the Company by Entest Bio-Medical, Inc. David R. Koos serves as Chairman of the Board and Chief Executive Officer of both the Company and Entest Bio-Medical, Inc.

As of March 31, 2016 we had Available for Sale Securities of $56,800 and as of September 30, 2015 we had Available for Sale Securities of $158,400

The decrease in Available for Sale Securities of 64.14 % is attributable to unrealized losses recognized on 8,000,000 common shares of Entest Biomedical, Inc. owned by the Company.

As of March 31, 2016 we had Accounts Payable of $20,783 and as of September 30, 2015 we had Accounts payable of $25,854.

The decrease in Accounts Payable of approximately 19.6% is attributable to decreases in outstanding obligations of the Company incurred in the course of business.

As of March 31,2016 we had Convertible Notes Payable of $100,000 and as of September 30, 2015 we had Notes Payable of $0.

The increase in Convertible Notes Payable is attributable to the issuance by the Company of a convertible note in the face amount of $100,000 during the quarter ended March 31, 2016.

As of March 31, 2016, we had Accrued Payroll of $92,996 and as of September 30, 2015 we had Accrued Payroll of $36,001

The increase in Accrued Payroll of approximately 158% is attributable to :

$28,495 in salary expense due to the Company’s President incurred but unpaid during the six months ended March 31, 2016

$15,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the six months ended March 31, 2016

$13,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the six months ended March 31, 2016

As of March 31, 2016 we had Accrued Interest of $31,184 and as of September 30, 2015 we had Accrued Interest of $21,093.

The increase in Accrued Interest of approximately 47.8% is attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the six months ended March 31, 2016 but not yet paid.

As of March 31, 2016 we had Accrued Rent of $15,000 and as of September 30, 2015 we had Accrued Rent of $10,000.

The increase in Accrued Rent of 50% is attributable to:

Rental Expense accrued but unpaid for the months of January 2016, February 2016, and March 2016.

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended March 31, 2016 and -0- for the three months ended March 31 , 2015. Net Losses were $8,812,901 for the three months ended March 31, 2015 and $1,090,386 for the same period ended 2016.

The decrease in Net Losses of approximately 87.62% is primarily attributable to the recognition of $8,179,432 of expenses recognized during the quarter ended March 31, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of convertible notes issued by the Company.

Revenues from operations were $0 for the six months ended March 31, 2015 and -0- for the six months ended March 31 , 2016. Net Losses were $9,032,092 for the six months ended March 31, 2015 and $2,947,852 for the same period ended 2016.

The decrease in Net Losses of approximately 67.3% is primarily attributable to the recognition of $8,179,432 of expenses recognized during the quarter ended March 31, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of convertible notes issued by the Company.

Liquidity and Capital Resources

As of March 31, 2016 we had $106,024in cash and current liabilities of $389,959 such liabilities consisting of Accounts Payable, Notes and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. During the six months ended March 31, 2016 the Company raised $825,001 through the issuance of equity securities for cash and $100,000 through the issuance of convertible debentures.

As of March 31, 2016 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of David Koos, who is the Company’s Principal Executive Officer and Todd S. Caven who is the Company’s Chief Financial Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2016 and ending on March 31, 2016, David Koos and Todd S. Caven , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

On January 28, 2016 the Company issued 2,000,000 of its Common Shares (“Shares”) for cash consideration of $100,000.

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

On January 29, 2016 the Company issued 30,000 of its Common Shares (“Shares”) for cash consideration of $750.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes

On February 2, 2016 the Company issued 270,000 of its Common Shares(“Shares”) for cash consideration of $6,750.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes

On February22, 2016 the Company issued 666,666 of its Common Shares (“Shares”) for cash consideration of $33,333.

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

On February22, 2016 the Company issued 1,000,000 of its Common Shares (“Shares”) for cash consideration of $12,500.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes

Series A Preferred Stock

On January 28, 2016 the Company issued 1,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $50,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes

On January 29, 2016 the Company issued 300,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $7,500.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes

On February 22, 2016 the Company issued 333,333 shares of its Series A Preferred stock (“Shares”) for cash consideration of $16,666.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes

On March 22, 2016 the Company issued 3,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $37,500.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to David Koos, Regen’s Chief Executive Officer, as consideration for efforts expended by Koos with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate..

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities.

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Harry Lander , Regen’s President and Chief Scientific Officer, as consideration for efforts expended by Lander with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities.

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Todd Caven , Regen’s Chief Financial Officer, as consideration for efforts expended by Caven with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities.

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 1,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) in settlement of $10,000 of principal indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Form of Convertible Note
10.2	David Koos Agreement (a)
10.3	Harry Lander Agreement (b)
10.4	Todd Caven Agreement (c)
(a)	Incorporated by reference to Exhibit 10.1 of that 8-K dated April 7, 2016
(b)	Incorporated by reference to Exhibit 10.2 of that 8-K dated April 7, 2016
(c)	Incorporated by reference to Exhibit 10.3 of that 8-K dated April 7, 2016

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 25, 2016.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	April 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 25, 2016.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	April 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 25, 2016.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	April 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 25, 2016.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Principal Accounting Officer
Date:	April 25, 2016

