Form 10-Q
period 2016-06-30
Regen BioPharma Inc
filed 2016-08-01
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2016 there were 134,548,138 shares of common stock issued and outstanding.

As of June 30, 2016 there were 127,666,697 shares of Series A Preferred Stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.

BALANCE SHEET

	As of	As of
	June 30, 2016	September 30, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	140,317	38,620
Note Receivable	12,051	12,051
Prepaid Expenses	1,000	10,000
Accrued Interest Receivable	2,278	1,381
Due from Former Employees	15,000
Total Current Assets	170,646	62,052

OTHER ASSETS
Available for Sale Securities	80,000	158,400
Total Other Assets	80,000	158,400

TOTAL ASSETS	250,646	220,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Accounts payable	147,621	25,854
Notes Payable	269,447	222,751
Accrued payroll taxes	798	1,940
Accrued Interest	37,988	21,093
Accrued Rent	15,000	10,000
Accrued Payroll	178,496	36,001

Total Current Liabilities	649,350	317,639
Long Term Liabilities:
Convertible Notes Payable	102,703
Total Long Term Liabilities	102,703
Total Liabilities	752,053	317,639

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized;
114,753,938 issued and outstanding as of
September 30, 2015 and 134,548,138 shares issued and outstanding June 30, 2016	13,453	11,474
Preferred Stock, 0.0001 par value, 800,000,000 authorized and 100,000,000 authorized as of
June 30, 2016 and September 30, 2015 respectively
Series A Preferred	12,767	6,098
90,000,000 Authorized and 300,000,000 authorized,
60,981,697 and 127,666,697 outstanding as of September 30, 2105 and June 30, 2016 respectively
Series AA Preferred	3	3
$0.0001 par value 600,000 authorized and 30, 000 outstanding as of September 30, 2015 and June 30, 2016
Additional Paid in capital	16,634,372	11,663,905
Contributed Capital	728,658	728,658
Retained Earnings (Deficit) accumulated during the development stage	(17,778,660)	(12,473,725)
Accumulated Other Comprehensive Income	(112,000)	(33,600)
Total Stockholders' Equity (Deficit)	(501,407)	(97,187)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	250,646	220,452

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUES	0	0	0	0

COST AND EXPENSES
Research and Development	208,285	68,081	485,704	93,287
General and Administrative	434,644	463,765	1,358,475	906,754
Consulting and Professional Fees	212,853	73,364	390,933	413,125
Rent	15,000	16,200	45,000	43,071
Total Costs and Expenses	870,782	621,410	2,280,112	1,456,238

OPERATING LOSS	(870,782)	(621,410)	(2,280,112)	(1,456,238)

OTHER INCOME & (EXPENSES)
Interest Income	300	297	897	848
Refunds of amounts previously paid Interest Expense	(8,804)	(3,512)	(18,894)	(18,742)
Interest Expense attributable to Amortization of Discount	(4,308)		(5,202)
Loss on issuance of common shares for less than fair value	(1,473,490)	(937,425)	(3,001,625)	(9,116,857)
Preferred shares issued pursuant to contractual obligations		(321)		(3,475)
TOTAL OTHER INCOME (EXPENSE)	(1,486,302)	(940,961)	(3,024,824)	(9,138,226)

NET INCOME (LOSS)	(2,357,084)	(1,562,371)	(5,304,936)	(10,594,463)

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.01831)	(0.01412)	(0.0426)	(0.1333)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	128,764,917	110,648,054	124,408,218	79,454,728

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended June 30
	2016	2015
Net Income (Loss)	$(2,357,084)	$(1,562,371)
Add:
Unrealized Gains on Securities	23,200	0
Less:
Unrealized Losses on Securities		0
Total Other Comprehensive Income (Loss)	23,200	0
Comprehensive Income	$(2,333,884)	(1,562,371)

	Nine Months Ended June 30
	2016	2015
Net Income (Loss)	$(5,304,936)	$(9,138,226)
Add:
Unrealized Gains on Securities	0	0
Less:
Unrealized Losses on Securities	(78,400)	0
Total Other Comprehensive Income (Loss)	(78,400)	0
Comprehensive Income	$(5,383,336)	(9,138,226)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(5,304,936)	(10,594,463)
Adjustments to reconcile net Income to net cash
		100
Preferred Stock Issued for Expenses
Preferred Stock issued for compensation	3,000
Preferred Stock issued for Interest		891
Preferred Stock issued pursuant to contractual obligations		3,475
Common Stock issued to Consultants		226,177
Preferred Stock issued to Consultants	40	440
Increase (Decrease) in Interest expense attributable to
amortization of Discount	5,202
Increase in issuance of stock below fair value	3,001,625	9,116,857
Increase in Additional Paid in Capital	743,201	380,191
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	121,766	(2,115)
(Increase) Decrease in Notes Receivable		(1,629)
(Increase) Decrease in Interest Receivable	(897)	(848)
Increase ( Decrease) in Bank Overdraft		(6,137)
Increase (Decrease) in accrued Expenses	163,249	29,665
(Increase) Decrease in Prepaid Expenses	9,000	(6,289)
(Increase)Decrease in Due from Former Employee	(15,000)
Net Cash Provided by (Used in) Operating Activities	(1,273,750)	(853,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	619,938
Preferred Stock issued for Cash	534,813
Increase in Contributed Capital		70,000
Increase ( Decrease) in Notes Payable	70,696	19,582
Increase in Convertible Notes payable	150,000	972,686
Increase in Due to Shareholder

Net Cash Provided by (Used in) Financing Activities	1,375,447	1,062,268

Net Increase (Decrease) in Cash	$101,696.87	$208,582.00

Cash at Beginning of Period	38,620	0

Cash at End of Period	$140,317	$208,582

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$14,000	$1,002,686
Preferred Shares Issued for Debt	$10,000	$6,000

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Financial Statements

As of June 30, 2016

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2016 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the three months ended June 30, 2016 and $0 for the three months ended June 30, 2015.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 17,778,660 during the period from April 24, 2012 (inception) through June 30, 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the quarter ended June 30, 2016 the Company raised $329,750 through the issuance of equity securities for cash and $50,000 through the issuance of convertible debentures.

During the nine months ended June 30, 2016 the Company raised $1,154,751 through the issuance of equity securities for cash and $150,000 through the issuance of convertible debentures.

NOTE 4. NOTES PAYABLE

June 30, 2016

David Koos ( Note 8)	50
Bio Technology Partners Business Trust	17,000
Bostonia Partners	242,300
Blackbriar Partners (Note 8)	10,097
Notes payable	$269,447

$50 lent to the Company by David Koos. is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

$17,000 lent to the Company by Bio Technology Partners Business Trust. is due and payable at the demand of the holder and bears simple interest at a rate of 10% per annum.

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

$10,000 lent to the Company by Bostonia Partners is due and payable March 8, 2017 and bears simple interest at a rate of 10% per annum.

$63,300 lent to the Company by Bostonia Partners is due and payable May 10 2017 and bears simple interest at a rate of 10% per annum.

$3,000 lent to the Company by Blackbriar Partners is due and payable February 19, 2017 and bears simple interest at a rate of 10% per annum.

$7,097 lent to the Company by Blackbriar Partners is due and payable May 9, 2017 and bears simple interest at a rate of 10% per annum.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of June 30, 2016 the unamortized discount on the convertible notes outstanding is $ 38,165. As of June 30, 2016 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2016 is $10,000.

On April 6, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 8% per annum . The maturity of the Note is three years from the issue date.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of June 30, 2016 the unamortized discount on the convertible note outstanding is $ 9,132. As of June 30, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2016 is $5,000.

NOTE 6. NOTES RECEIVABLE

June 30, 2016
Entest Biomedical, Inc. (Note 8)	$12,051

Notes Receivable	$12,051

$12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 7. INCOME TAXES

As of June 30, 2016

Deferred tax assets:
Net operating tax carry forwards	$6,044,744
Other	-0-
Gross deferred tax assets	6,044,744
Valuation allowance	(6,044,744)
Net deferred tax assets	$-0-

As of June 30, 2016 the Company has a Deferred Tax Asset of $6,044,744 ompletely attributable to net operating loss carry forwards of approximately $17,778,660 (which expire 20 years from the date the loss was incurred).

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

NOTE 8. RELATED PARTY TRANSACTIONS

As of June 30, 2016 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $728,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090.

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

As of June 30, 2016 Entest Biomedical Inc. is indebted to the Company in the amount of $12,051. $12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of June 30, 2016 the Company is indebted to David R. Koos in the amount of $50. $50 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of June 30, 2016 the Company is indebted to Blackbriar Partners in the amount of $10,097. $3,000 lent to the Company by Blackbriar Partners is due and payable February 29, 2017 and bears simple interest at a rate of 10% per annum. $7,097 lent to the Company by Blackbriar Partners is due and payable May 9, 2017 and bears simple interest at a rate of 10% per annum. David R. Koos, the Chairman and Chief Executive Officer of the Company, also serves as the Chairman and CEO of Blackbriar Partners.

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

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2016:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 134,548,138 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 30,000 shares issued and outstanding as of June 30, 2016 and 300,000,000 is designated Series A Preferred Stock of which 127,666,697 shares are outstanding as of June 30, 2016.

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

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities as of June 30, 2016.

8,000,000	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Losses in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended June 30, 2016
$192,000	$$80,000	(112,000)	23,200

NOTE 10. STOCK TRANSACTIONS

Common Stock

On May 9, 2016 the Company issued 700,000 of its Common Shares in satisfaction of $14,000 of principal indebtedness.

On May 23, 2016 the Company issued 1,000,000 of its Common Shares for cash consideration of $12,500.

On June 6, 2016 the Company issued 3,500,000 of its Common Shares for cash consideration of $118,750.

On June 15, 2016 the Company issued 1,095,000 of its Common Shares for cash consideration of $13,687.

Series A Preferred Stock

On April 7, 2016 the Company issued 1,000,000 shares of its Series A Preferred stock in satisfaction of $10,000 of principal indebtedness.

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

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Todd Caven , Regen’s Chief Financial Officer, as consideration for efforts expended by Caven with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate

On May 23, 2016 the Company issued 3,000,000 shares of its Series A Preferred stock for cash consideration of $37,500.

On June 6, 2016 the Company issued 5,500,000 shares of its Series A Preferred stock for cash consideration of $106,250.

On June 15, 2016 the Company issued 3,285,000 shares of its Series A Preferred stock for cash consideration of $41,062.

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

Material Changes in Financial Condition

As of June 30 2016, we had Cash of $ 140,317 and as of September 30, 2015 we had Cash of $38,620.

The increase in Cash of 263% is primarily attributable to:

The sale of $1,154,751 of equity securities by the Company

The sale of $150,000 of Convertible Debentures by the Company

Net Borrowings of Notes Payable of $70,696 by the Company

As of June 30, 2016 we had Prepaid Expenses of $ 1,000 and as of September 30, 2015 we had Prepaid Expenses of $10,000

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

$1,000 in salary having been prepaid to an employee during the quarter ended December 31, 2015

As of June 30 2016 we had Amounts Due from Former Employee of $15,000 and as of September 30, 2015 we had Amounts Due from Former Employee of $0.

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

As of June 30, 2016 we had Accrued Interest Receivable of $ 2,278 and as of September 30, 2015 we had Accrued Interest Receivable of $1,381

The increase in of Accrued Interest Receivable of approximately 65% is attributable to interest accrued but unpaid during the nine months ended June 30 , 2016 resulting from amounts due to the Company by Entest Bio-Medical, Inc. David R. Koos serves as Chairman of the Board and Chief Executive Officer of both the Company and Entest Bio-Medical, Inc.

As of June 30, 2016 we had Available for Sale Securities of $80,000 and as of September 30, 2015 we had Available for Sale Securities of $158,400

The decrease in Available for Sale Securities of 49 % is attributable to unrealized losses recognized on 8,000,000 common shares of Entest Biomedical, Inc. owned by the Company.

As of June 30, 2016 we had Accounts Payable of $147,621 and as of September 30, 2015 we had Accounts payable of $25,854.

The increase in Accounts Payable of approximately 471% is attributable to increases in outstanding obligations of the Company incurred in the course of business.

As of June 30, 2016, we had Accrued Payroll of $178,496 and as of September 30, 2015 we had Accrued Payroll of $36,001

The increase in Accrued Payroll of approximately 396% is attributable to :

$28,495 in salary expense due to the Company’s President incurred but unpaid during the nine months ended June 31, 2016

$60,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the nine months ended June 30, 2016

$54,000 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the six months ended March 31, 2016.

As of June 30,2016 we had Convertible Notes Payable of $150,000 and as of September 30, 2015 we had Notes Payable of $0.

The increase in Convertible Notes Payable is attributable to

(a) the issuance by the Company of a convertible note in the face amount of $100,000 during the quarter ended March 31, 2016.

(b) the issuance by the Company of a convertible note in the face amount of $50,000 during the quarter ended June 30, 2016.

As of June 30,2016 we had Notes Payable of $269,447 and as of September 30, 2015 we had Notes Payable of $222,751.

The increase in Notes Payable of approximately 21% is attributable to:

Borrowings of $135,000 from unaffiliated lenders during the nine months ended June 30, 2016.

Borrowings of $55,097 from Blackbriar Partners ( a company controlled by Regen’s Chairman and Chief Executive Officer ) during the nine months ended June 30, 2016.

Offset by:

The satisfaction of $24,000 of principal indebtedness owed to third party lenders through the issuance of equity securities during the nine months ended June 30, 2016.

Payment of $54,700 of principal indebtedness owed to third party lenders during the nine months ended June 30, 2016.

Payment of $45,000 of principal indebtedness owed to Blackbriar Partners ( a company controlled by Regen’s Chairman and Chief Executive Officer ) during the nine months ended June 30, 2016.

Payment by the Company of $19,701 of principal indebtedness owed by the Company to Bio Matrix Scientific Group, Inc. ( an entity under common control with the Company)during the quarter ended December 31, 2015.

As of June 30, 2016, we had Accrued Payroll Taxes of $798 and as of September 30, 2015 we had Accrued Payroll Taxes of $1,940.

The decrease in Accrued Payroll of approximately 58% is primarily attributable to payment by the Company of employer tax obligations previously incurred but unpaid.

As of June 30, 2016 we had Accrued Interest of $37,988 and as of September 30, 2015 we had Accrued Interest of $21,093.

The increase in Accrued Interest of approximately 80% is attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the nine months ended June 30, 2016 but not yet paid.

As of June 30, 2016 we had Accrued Rent of $15,000 and as of September 30, 2015 we had Accrued Rent of $10,000.

The increase in Accrued Rent of 50% is attributable to Rental Expenses accrued but unpaid for the months of April 2016, May 2016, and June 2016.

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended June, 2016 and -0- for the three months ended June 30, 2015. Net Losses were $ 2,357,084 for the three months ended June 30, 2016 and $1,562,371 for the same period ended 2015.

The increase in Net Losses of approximately 51% is primarily attributable to increases in General and Administrative expenses, Research and Development Expenses, Consulting Expenses and the recognition of expenses recognized resulting from the issuance for less than fair value of equity securities during the quarter ended June 30, 2016 as compared to the same period ended June 30, 2015.

Revenues from operations were $0 for the nine months ended June 30, 2016 and -0- for the nine months ended June 30, 2015. Net Losses were $ 5,304,936 for the nine months ended June 30, 2016 and $ 10,594,463 for the same period ended 2015.

The decrease in Net Losses of approximately 50% is primarily attributable to the recognition higher expenses recognized resulting from the issuance for less than fair value of equity securities of the Company during the nine months ended June 30, 2015 as compared to the same period ended 2016.

Liquidity and Capital Resources

As of June 30, 2016 we had $140,317 in cash and current liabilities of $649,350 such liabilities consisting of Accounts Payable, Notes and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. During the nine months ended June 30, 2016 the Company raised $1,154,751 through the issuance of equity securities for cash and $150,000 through the issuance of convertible debentures.

As of June 30, 2016 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on April 1, 2016 and ending on June 30, 2016, David Koos and Todd S. Caven , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

On May 9, 2016 the Company issued 700,000 of its Common Shares (“Shares”) in satisfaction of $14,000 of principal indebtedness.

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

On May 23, 2016 the Company issued 1,000,000 of its Common Shares (“Shares”) for cash consideration of $12,500.

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

On June 6, 2016 the Company issued 3,500,000 of its Common Shares (“Shares”) for cash consideration of $118,750.

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

On June 15, 2016 the Company issued 1,095,000 of its Common Shares (“Shares”) for cash consideration of $13,687.

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

Series A Preferred Stock

On April 7, 2016 the Company issued 1,000,000 shares of its Series A Preferred stock (“Shares”) in satisfaction of $10,000 of principal indebtedness.

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

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Todd Caven , Regen’s Chief Financial Officer, as consideration for efforts expended by Caven with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On May 23, 2016 the Company issued 3,000,000 shares of its Series A Preferred stock (“Shares”)for cash consideration of $37,500.

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

On June 6, 2016 the Company issued 5,500,000 shares of its Series A Preferred stock (“Shares”)for cash consideration of $106,250.

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

On June 15, 2016 the Company issued 3,285,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $41,062.

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

10.1 Form of $50,000 Convertible Note

10.2 Form of $50,000 Unit Purchase Agreement dated June 1, 2016

10.3 Form of $50,000 Unit Purchase Agreement dated May 16 2016

10.4 Form of $54, 750 Unit Purchase Agreement

10.5 Form of $25,000 Unit Purchase Agreement

10.6 Form of $150,000 Unit Purchase Agreement

10.7 Agreement with BA Securities/Objective Capital (a)

10.8 Agremment with CIM Securities (b)

(a)	Incorporated by Reference to Exhibit 10.1 of that Form 8-K filed by Regen dated June 8, 2016
(b)	Incorporated by reference Exhibit 10.1 of that Form 8-K filed by Regen dated July 7, 2016

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 29, 2016.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	July 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 29, 2016.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	July 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 29, 2016.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	July 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 29, 2016.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Principal Accounting Officer
Date:	July 29, 2016

