Form 10-K
period 2016-09-30
Regen BioPharma Inc
filed 2016-12-21
CIK 1589150

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2016

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

Yes  ☒  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 9,613,294

As of December 13, 2016 Regen Biopharma, Inc. had 145,212,605 common shares outstanding.

As of December 13, 2016 Regen Biopharma, Inc. had 140,766,697 shares of Series A Preferred Stock outstanding.

As of December 13, 2016 Regen Biopharma, Inc. had 30,000 shares of Series AA Preferred Stock outstanding.

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

As of December 13, 2015 , we have not licensed any existing therapies which may be marketed. On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a wholly owned subsidiary of Entest Biomedical, Inc.

Pursuant to the Agreement, Zander shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement.

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

On June 8, 2015 Regen Biopharma, Inc. (the “Company”) entered into an agreement with Dr. Santosh Kesari (“Agreement”).

Pursuant to the terms and conditions of the Agreement

(a)	Dr. Kesari shall conduct , for the benefit of the Company, certain experiments intended to demonstrate in vitro efficacy of human indolamine 2,3 deoxygenase small interfering RNA in the human Dendritic Cell in vitro model. These experiments are intended to provide a response to requests for information by the United States Food and Drug Administration (“FDA”) with regard to Investigational New Drug Application (“IND”) #16200 submitted by the Company to the FDA for the Company’s planned Phase I/II clinical trial assessing safety with signals of efficacy of the Company’s dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer
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

On February 16, 2016 Regen Biopharma, Inc. (“Regen”) entered into an agreement (“Agreement”) with Eli Lilly and Company (“Lily”) . Pursuant to the Agreement, Regen shall become a participant in Lily’s Open Innovation Drug Discovery Program. Pursuant to the Agreement, Regen may submit Structural Information for one or more compounds or mixtures of compounds for Informatics Screening to generate the Informatics Profile. Lilly will provide Regen with the Informatics Profile.

“Informatics Screening” is defined in the Agreement to mean the diversity evaluation, in silico calculations and evaluation of physical properties and molecular descriptors based upon the Structural Information supplied by Regen to Lilly

“Informatics Profile” is defined in the Agreement to mean results from the Informatics Screening diversity evaluation and the results from the in silico calculations and evaluations of physical properties and molecular descriptors.

The Agreement also grants to Lily an option to negotiate an agreement with Regen including but not restricted to a compound purchase agreement, a license agreement, or a research collaboration agreement for further research and development of “Material” (collectively the “Research Opportunities”). The option shall expire sixty (60) days (the “Option Period”) after Lilly has received the “Chemical Structure” for the subject Material from Regen pursuant to a Structure Reveal Letter. The option may be exercised by Lilly in writing at any time prior to its expiration. The option period may be extended by mutual written agreement of the parties.

“Material” is defined in the Agreement as a physical sample of the compound or mixture of compounds corresponding to the information, in whatever form, identifying a compound or mixture of compounds submitted by Regen to the OIDD Program for Informatics Screening Structural Information for which Lilly has requested for evaluation in the Open Innovation Drug Discovery Program (“OIDD”) Program.

“Chemical Structure” is defined in the Agreement the chemical name and/or structure of the Material.

“Structure Reveal Letter” is defined in the Agreement as written notification by Lilly to Regen requesting the Chemical Structure and related information of a Material.

The term of the Agreement shall commence on February 16, 2016 and shall continue until:

1. the termination of the Open Innovation Drug Discovery Program by Lilly upon thirty (30) days written notice to Regen;

2. termination by Lilly upon thirty (30) days written notice to Regen;

3. replacement with a revised Program Agreement signed by the parties; or

4. the termination of Regen’s participation in the Open Innovation Drug Discovery Program and the Agreement by thirty (30) days written notice to Lilly.

On November 9, 2016 the Company formed Checkpoint Therapeutics, Inc., a Nevada corporation and wholly owned subsidiary of the Company.

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

The therapeutic concept behind the HemaXellerate products derives from intellectual property licensed to the Company by Oregon Health& Science University (US patent No. 6,821,513 “Method for enhancing hematopoiesis” issued Nov. 23, 2004) pursuant to an agreement entered into by the parties on June 5, 2013. This agreement was terminated by mutual consent on August 8, 2013 due to the fact that US patent No. 6,821,513 had expired due to nonpayment of the required maintenance fees by Oregon Health & Science University. The Company has been informed by its counsel and believes that the expiration of US patent No. 6,821,513 signifies that no party can be sued for future infringement based on the patent. Thus the Company is free to practice the claimed methods recited in the expired patent in the future without being liable for patent infringement based on the patent.

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

Tcellvax

Tcellvax is intended to be an autologous cellular product comprised of NR2F6 gene-silenced peripheral blood mononuclear cells. It has been demonstrated that mice genetically deficient for NR2F6 are capable of immunologically rejecting tumors. The Company has filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a clinical trial .The proposed clinical trial would be a single center, open label, non-randomized Phase I/II trial to test the safety and efficacy of autologous peripheral blood mononuclear cells that have been gene-silenced for NR2F6 using short interfering RNA (siRNA)

Small Molecules

The Company is also actively identifying small molecules via a high throughput screening program that inhibit NR2F6 leading to immune cell activation for oncology applications.

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

William S. Blaner, PhD

Dr. Blaner is Professor of Nutritional Sciences at Columbia University where he studies the metabolism and actions of retinoids.

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

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended September 30, 2016 we expended $ 671,095 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local)

Regen has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of December 13, 2016, Regen has 4 employees of which 4 are full time.

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

The Company’s authorized capital stock consists of the following:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 145,212,605 shares issued and outstanding as of December 13, 2016.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 30,000 shares issued and outstanding as of December 13, 2016 and 300,000,000 is designated Series A Preferred Stock of which 140,766,697 shares are outstanding as of December 5, 2016.

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

Our common stock is traded on the OTC Bulletin Board as well as the OTCQB Tier of OTC Markets under the symbol "RGBP”. Prior to September 3, 2014 our common stock was not eligible for trading or quotation on any market or stock exchange. Below is the range of high and low bid information for our common equity for each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

October 1, 2014 to September 30, 2015	HIGH	LOW
First Quarter	$.2798	$.10003
Second Quarter	$.448	$.081
Third Quarter	$.37	$.1011
Fourth Quarter	$.26	$.1002

October 1, 2015 to September 30, 2016	HIGH	LOW
First Quarter	$.219	$.125
Second Quarter	$.21	$.1001
Third Quarter	$.1497	$.0655
Fourth Quarter	$.17	$.0741

Holders

As of September 30, 2016 there were approximately 464 holders of our Common Stock.

As of September 30, 2016 there were approximately 214 holders of our Series A Preferred Stock.

As of September 30, 2016 there was 1 holder of our Series AA Preferred Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2016. We do not expect to declare cash dividends in the immediate future.

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

On February 2, 2016 the Company issued 270,000 of its Common Shares (“Shares”)for cash consideration of $6,750.

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

On February 22, 2016 the Company issued 666,666 of its Common Shares (“Shares”) for cash consideration of $33,333.

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

On February 22, 2016 the Company issued 1,000,000 of its Common Shares (“Shares”) for cash consideration of $12,500.

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

On May 23, 2016 the Company issued 1,000,000 of its Common Shares (“Shares”)for cash consideration of $12,500.

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

On August 17, 2016 the Company issued 3,966,667 of its Common Shares (“Shares”) in satisfaction of $109,000 of principal indebtedness.

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

On September 8, 2016 the Company issued 197,000 of its Common Shares (“Shares”)as consideration for nonemployee services

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

On September 13, 2016 the Company issued 500,000 of its Common Shares (“Shares”) for cash consideration of $6,250.

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

On September 14, 2016 the Company issued 500,000 of its Common Shares (“Shares”)as consideration for nonemployee services

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

On November 8, 2016 the Company issued 2,000,000 shares of its common stock (“Shares”)for cash consideration of $50,000.

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

On November 8, 2016 the Company issued 1,000,000 shares of its common stock (“Shares”) for cash consideration of $12,500.

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

On November 8, 2016 the Company issued 2,000,000 shares of its common stock (“Shares”) for cash consideration of $50,000.

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

On November 8, 2016 the Company issued 500,000 shares of its common stock (“Shares”)for cash consideration of $12,500

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

On December 19, 2016 the Company issued 1,000,000 shares of its common stock (“Shares”)for cash consideration of $16,667

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On December 19, 2016 the Company issued 3,000,000 shares of its common stock (“Shares”)for cash consideration of $37,500

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On December 19, 2016 the Company issued 500,000 shares of its common stock (“Shares”)for cash consideration of $12,500

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

On December 19, 2016 the Company issued 1,500,000 shares of its common stock (“Shares”)for cash consideration of $37,500

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On December 19, 2016 the Company issued 1,700,000 shares of its common stock (“Shares”) for cash consideration of $42,500

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

On October 28, 2015 the Company issued 11,000,000 shares of its Series A Preferred stock (“Shares”)to Dr. Harry Lander, the Company’s President and Chief Scientific Officer, pursuant to the terms and conditions of that employment agreement entered into by and between Dr. Lander and Regen dated October 9, 2015.

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

On January 28, 2016 the Company issued 1,000,000 shares of its Series A Preferred stock(“Shares”) for cash consideration of $50,000.

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

On February 22, 2016 the Company issued 333,333 shares of its Series A Preferred stock (“Shares”)for cash consideration of $16,666.

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

On June 6, 2016 the Company issued 5,500,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $106,250.

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

On July 27, 2016 the Company issued 100,000 shares of its Series A Preferred stock (“Shares”)as consideration for nonemployee services

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

On August 16, 2016 the Company issued 2,000,000 shares of its Series A Preferred stock (“Shares”)for cash consideration of $25,000.

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

On August 22, 2016 the Company issued 4,000,000 shares of its Series A Preferred stock (“Shares”)for cash consideration of $50,000.

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

On September 13, 2016 the Company issued 1,500,000 shares of its Series A Preferred stock (“Shares”)for cash consideration of $18,750.

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

On November 8, 2016 the Company issued 2,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $50,000.

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

On November 8, 2016 the Company issued 1,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $12,500.

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

On December 19, 2016 the Company issued 3,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $33,333.

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

On December 19, 2016 the Company issued 3,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $37,500.

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

On December 19, 2016 the Company issued 500,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $12,500.

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

On December 19, 2016 the Company issued 1,500,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $37500.

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

On December 19, 2016 the Company issued 1,700,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $42,500.

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

On November 8, 2016 the Company issued 2,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $50,000.

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

On November 8, 2016 the Company issued 500,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $12,500.

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

Convertible Debt

On March 8, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 8% per annum . The maturity of the Note is three years from the issue date.

The Note was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management.  No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note.

The Note contained a provision that until such time as the shares of stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of stock issuable upon conversion of the Note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

On April 6, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 8% per annum . The maturity of the Note is three years from the issue date.

The Note was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management.  No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note.

The Note contained a provision that until such time as the shares of stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of stock issuable upon conversion of the Note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

On August 26, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

The Note was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management.  No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note.

The Note contained a provision that until such time as the shares of stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of stock issuable upon conversion of the Note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

On September 8, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

The Note was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management.  No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note.

The Note contained a provision that until such time as the shares of stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of stock issuable upon conversion of the Note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

On September 20, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

The Note was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management.  No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note.

The Note contained a provision that until such time as the shares of stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of stock issuable upon conversion of the Note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

Use of Proceeds

With regard to all securities sold for cash consideration described above, Cash proceeds received from sale will be utilized by Regen for general corporate purposes

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2016, we had Cash in the amount of $ 24,822 and as of September 30, 2015 we had Cash in the amount of $38,620.

The decrease in Cash of approximately 35.7% is attributable to funds expended in the operation of the Company’s business offset by:

(a)	Net Cash Borrowings from unaffiliated lenders of $53,696
(b)	Common Stock of the Issuer sold for cash consideration of $626,188
(c)	Series A Preferred Stock of the Issuer sold for cash consideration of $628,563
(d)	$50,000 deposited with the Company by an unaffiliated investor pursuant to an agreement (“Agreement”) whereby the investor agreed to buy and the Company agreed to sell 1,000,000 Units for consideration of $50,000. Each Unit issuable pursuant to the Agreement shall consist of one share of the Company’s common stock and three shares of the Company’s Series A Preferred Stock. During the quarter ended September 30, 2016 the outside investor paid consideration to the Company of $50,000 for One Million Units. As of September 30, 2016 the securities issuable pursuant to the Agreement have not been issued.

As of September 30, 2016 we had Prepaid Expenses of $ 69,905 and as of September 30, 2015 we had Prepaid Expenses of $10,000.

The increase in Prepaid Expenses of approximately 599% is primarily attributable to:

(a)	Recognition of the fair market value of stock that was issued to a consultant to the Company as prepayment for services to be rendered, such fair market value being $68,905,
(b)	$1,000 in salary having been prepaid to an employee during the quarter ended December 31, 2015.

Offset by:

$10,000 of salary prepaid to the Company’s former Chief Scientific Officer having been reclassified during the quarter ended December 31, 2015 as amounts Due from Former Employee as a result of the resignation of the Company’s former Chief Scientific Officer during the quarter ended December 31, 2015

As of September 30, 2016 we had Accounts Receivable of $ 83,000 and as of September 30, 2015 we had Accounts Receivable of $0.

The increase in Accounts Receivable is attributable to the recognition by Regen of $100,000 in revenue during the quarter ended September 30,2016 such revenue consisting of a $100,000 fee (“Fee”) due and payable to the Company by Zander Therapeutics, Inc. pursuant to the terms and conditions of an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years offset by a partial payment of $17,000 paid to the Company by Zander during the quarter ended September 30,2016. Zander is a wholly owned subsidiary of Entest Biomedical, Inc. The Company, Zander and Entest Biomedical, Inc. are under common control.

As of September 30, 2016 we had Accrued Interest Receivable of $2,578 and as of September 30, 2015 we had Accrued Interest Receivable of $1,381.

The increase in Accrued Interest Receivable of 86.6 is attributable to interest accrued but not yet paid on funds loaned to Entest Biomedical, Inc. by the Company.

As of September 30 2016 we had Amounts Due from Former Employee of $15,000 and as of September 30, 2015 we had Amounts Due from Former Employee of $0.

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

As of September 30, 2016 we had Available for Sale Securities of $112,000 and as of September 30, 2015 we had Available for Sale Securities of $158,400

The decrease in Available for Sale Securities of 29.2 % is attributable to unrealized losses recognized on 8,000,000 common shares of Entest Biomedical, Inc. owned by the Company.

As of September 30, 2016 we had Accounts Payable of $240,759 and as of September 30, 2015 we had Accounts payable of $25,854.

The increase in Accounts Payable of approximately 831% is attributable to increases in outstanding obligations of the Company incurred in the course of business.

As of September 30,2016 we had Notes Payable of $143,447 and as of September 30, 2015 we had Notes Payable of $222,751.

The decrease in Notes Payable of approximately 35% is attributable to:

(a)	The repayment of $141,401 of principal indebtedness during the twelve months ended September 30, 2016
(b)	The satisfaction of $133,000 of principal indebtedness through the issuance of Regen’s equity securities during the twelve months ended September 30, 2016 offset By borrowings of $195,097 during the twelve months ended September 30, 2016.

As of September 30, 2016 we had Accrued Payroll Taxes of $33,040 and as of September 30, 2015 we had Accrued Payroll Taxes of $1,940.

The increase in Accrued Payroll Taxes of approximately 1603% is attributable to payment by the Company of employer tax obligations incurred but unpaid.

As of September 30, 2016, we had Accrued Payroll of $263,996 and as of September 30, 2015 we had Accrued Payroll of $36,001

The increase in Accrued Payroll of approximately 633% is attributable to :

(a)	$105,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the twelve months ended September 30, 2016
(b)	$94,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the twelve months ended September 30, 2016
(c)	$28,495 in salary expense due to the Company’s President incurred but unpaid during the twelve months ended September 30, 2016.

As of September 30, 2016 we had Accrued Interest of $43,918 and as of September 30, 2015 we had Accrued Interest of $21,093.

The increase in Accrued Interest of approximately 108.2% is attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the twelve months ended September 30, 2016 but not yet paid.

As of September 30,2016 we had Convertible Notes Payable of $300,000 and as of September 30, 2015 we had Convertible Notes Payable of $0.

The increase in Convertible Notes Payable is attributable to

(a) the issuance by the Company of a convertible note in the face amount of $100,000 during the quarter ended March 31, 2016.

(b) the issuance by the Company of a convertible note in the face amount of $50,000 during the quarter ended June 30, 2016.

(c) the issuance by the Company of convertible notes in the face amount of $150,000 during the quarter ended September 30, 2016.

As of September 30, 2016 we had Amounts due to Shareholder of $50,000 and as of September 30, 2015 we had Amounts Due to Shareholder of $0.

Amount due to Shareholder of $50,000 as of September 30, 2016 is attributable to the following:

On July 13, 2016 the Company entered into an agreement (“Agreement”) with an outside investor whereby the investor agreed to buy and the Company agreed to sell 1,000,000 Units for consideration of $50,000. Each Unit issuable pursuant to the Agreement shall consist of one share of the Company’s common stock and three shares of the Company’s Series A Preferred Stock. During the quarter ended September 30, 2016 the outside investor paid consideration to the Company of $50,000 for One Million Units. As of September 30, 2016 the securities issuable pursuant to the Agreement have not been issued.

As of September 30, 2016 we had Accrued Rent of $15,000 and as of September 30, 2015 we had Accrued Rent of $10,000.

The increase in Accrued Rent of 50% is attributable to Rental Expenses accrued but unpaid for the months of July 2016, August 2016, and September 2016.

Material Changes in Results of Operations

Revenues from continuing operations were $192,000 for the fiscal year ended September 30, 2015 and $100,000 for the fiscal year ended September 30, 2016. Net losses were$11,195,147 for the fiscal year ended September 30, 2015 and $7,750,594 for the same year ended 2016.

The decrease in Net Losses of 30.7 % is primarily attributable to

(a)	$9,191,857 of expenses recognized during the twelve months ended September 30, 2015 resulting from the issuance for less than fair value of equity in satisfactions of indebtedness as opposed to $4,748,408 of expenses recognized during the twelve months ended September 30, 2016 resulting from the issuance for less than fair value of equity in satisfactions of indebtedness.
(b)	$3,475 of expenses recognized during the twelve months ended September 30, 2015 resulting from Preferred Shares issued pursuant to contractual obligations.

Offset by increases in Research and Development Related expenses, General and Administrative Expenses, Consulting and Professional Fees , Interest Expense and expenses related to amortization of Beneficial Conversion Features recognized as a result of the issuance of Convertible Debt during the twelve months ended September 30, 2016.

As of September 30, 2016 we had $24,822 cash on hand and current liabilities of $799,201 such liabilities consisting of Accounts Payable, Notes Payable, Amounts Due to Shareholder and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. During the twelve months ended September 30, 2016 the Company raised $300,000 through the issuance of convertible debt and $1,254,751 through the issuance of equity securities.

As of December 13, 2016 we are not party to any binding agreements which would commit Regen to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regen BioPharma, Inc.

We have audited the accompanying balance sheets of Regen BioPharma, Inc. as of September 30, 2016 and the related statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for the period ended September 30, 2016. Regen BioPharma, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regen BioPharma, Inc. as of September 30, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital at September 30, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

December 15, 2016

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

January 4, 2016

REGEN BIOPHARMA , INC.

BALANCE SHEET

	As of	As of
	September 30, 2016	September 30, 2015
ASSETS
CURRENT ASSETS
Cash	24,822	38,620
Accounts Receivable	83,000
Note Receivable	12,051	12,051
Prepaid Expenses	69,905	10,000
Accrued Interest Receivable	2,578	1,381
Due from Former Employees	15,000
Total Current Assets	207,356	62,052

OTHER ASSETS
Available for Sale Securities	112,000	158,400
Total Other Assets	112,000	158,400

TOTAL ASSETS	319,356	220,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	0
Accounts payable	240,759	25,854
Notes Payable	143,447	222,751
Accrued payroll taxes	33,040	1,940
Accrued Interest	43,918	21,093
Accrued Rent	15,000	10,000
Accrued Payroll	263,996	36,001
Due to Shareholder	50,000
Convertible Notes Payable	9,041
Total Current Liabilities	799,201	317,639
Long Term Liabilities:
Convertible Notes Payable	107,057
Total Long Term Liabilities	107,057
Total Liabilities	906,258	317,639

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 139,712,605 shares issued and outstanding September 30, 2016	13,970	11,474
Preferred Stock, 0.0001 par value, 800,000,000 authorized and 100,000,000 authorized as of September 30, 2016 and September 30, 2015 respectively
Series A Preferred 90,000,000 Authorized and 300,000,000 authorized, 60,981,697 and 135,266,697 outstanding as of September 30, 2105 and September 30, 2016 respectively	13,527	6,098
Series AA Preferred $0.0001 par value 600,000 authorized and 30,000 outstanding as of September 30, 2015 and September 30, 2016	3	3
Additional Paid in capital	18,961,259	11,663,905
Contributed Capital	728,658	728,658
Retained Earnings (Deficit) accumulated during the development stage	(20,224,319)	(12,473,725)
Accumulated Other Comprehensive Income	(80,000)	(33,600)
Total Stockholders' Equity (Deficit)	(586,902)	(97,187)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	319,356	220,452

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	September 30, 2016	September 30, 2015
REVENUES	100,000	192,000

COST AND EXPENSES
Research and Development	671,095	282,295
General and Administrative	1,664,250	1,314,208
Consulting and Professional Fees	661,617	516,701
Rent	60,000	58,071
Total Costs and Expenses	3,056,962	2,171,275

OPERATING LOSS	(2,956,962)	(1,979,275)

OTHER INCOME & (EXPENSES)
Interest Income	1,197	1,148
Refunds of amount previously paid Interest Expense	(27,824)	(21,688)
Interest Expense attributable to Amortization of Discount	(18,597)
Loss on issuance of common shares for less than fair value	(4,748,408)	(9,191,857)
Preferred shares issued pursuant to contractual obligations		(3,475)
TOTAL OTHER INCOME (EXPENSE)	(4,793,633)	(9,215,872)

NET INCOME (LOSS)	(7,750,594)	(11,195,147)
BASIC AND FULLY DILUTED
EARNINGS (LOSS) PER SHARE	(0.0606)	(0.1270)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	127,840,131	88,185,098

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME

	Year Ended September 30
	2016	2015
Net Income (Loss)	$(7,750,594)	$(11,195,147)
Add:
Unrealized Gains on Securities
Less:
Unrealized Losses on Securities	(46,400)	(33,600)
Total Other Comprehensive Income (Loss)	(46,400)	(33,600)
Comprehensive Income	$(7,796,994)	(11,228,747)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

Statement of shareholder's equity
For the years ended September 30, 2015 and 2016

	Series A Preferred		Series AA Preferred		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income	Total
Balance September 30, 2014					51,907,917	5,191	485,097	(1,278,577)	658,658		(129,631)
Common Stock issued to Consultant 10/30/2014					136,000	14	22,426				22,440
Contributed Capital October 1, 2014 to December 31, 2014									65,000		65,000
Net Loss October 1, 2014 to December 31, 2014								(219,191)			(219,191)
Balance December 31, 2014	0	0	0	0	52,043,917	5,205	507,523	(1,497,768)	723,658		(261,382)
Restricted Stock award issued to Employee 2/13/2015					9,000,000	900	(900)				0
Restricted Stock award issued to Employee 2/13/2015					7,500,000	750	(750)				0
Restricted Stock award issued to Employee 2/13/2015					6,000,000	600	(600)				0
Restricted Stock award issued to Employee 2/13/2015					2,500,000	250	(250)				0
Preferred Stock issued for Debt			10,000	1			1,999				2,000
Common Shares issued for services 3/6/2015					500,000	50	139,950				140,000
Common Shares issued for services 3/6/2015					227,632	23	63,716				63,739
Common Shares issued for debt March 6, 2015					19,932,520	1,993	556,582				558,575
Common Shares issued for debt March 9, 2015					6,249,599	625	174,375				175,000
Preferred Stock issued as dividend 3/11/2015	10,395,217	1,040					(1,040)				0
Common Shares issued for debt March 17,2015					1,785,714	179	49,821				50,000
Common Shares issued for debt March 26,2015					3,571,429	357	99,643				100,000
Restricted Stock award issued to Employees 3/17/2015	10,000,000	1,000					(1,000)				0
Preferred Shares issued for Purchase of Patent	1,000,000	100									100
Preferred Shares issued pursuant to contractual obligations 3/17/2015	31,538,862	3,154									3,154
Preferred Shares issued for Debt			20,000	2			3,998				4,000
Preferred Shares issued to Consultants for Services 3/26/2015	4,200,000	420									420
Loss on Issuance of Securities for Less than fair value recognized during quarter							8,179,432				8,179,432
Restricted Stock Award compensation expense recognized during Quarter ended march 31, 2015							132,603				132,603
Contributed Capital January 1, 2015 to March 31, 2015									20,000		20,000
Net Loss for the quarter ended March 31, 2015								(8,812,902)			(8,812,902)
Balance March 31, 2015	57,134,079	5,714	30,000	3	109,310,811	10,932	9,905,102	(10,310,670)	743,658		354,739
common Shares issued for debt 4/14/2015					1,428,571	143	39,857				40,000
Preferred Shares issued pursuant to contractual obligations 4/14/2015	1,428,571	143									143
Common Shares issued for Debt 5/12/2014					500,000	50	14,950				15,000
Common Shares issued for Debt 5/18/2014					500,000	50	14,951				15,000
Preferred Shares issued to Consultants for Services 5/19/2015	200,000	20									20
Common Shares issued for Debt 5/19/2015					1,785,714	178	49,822				50,000
Preferred Shares issued pursuant to contractual Obligations 5/19/2015	1,785,714	178									178
Loss on Issuance of Securities for Less than fair value recognized during quarter							937,425				937,425
Restricted Stock Award compensation expense recognized during Quarter ended June 30, 2015							247,588				247,588
Contributed Capital April 1, 2015 to June 30, 2015									(15,000)		(15,000)
Net Loss for the quarter ended June 30, 2015								(1,562,371)			(1,562,371)
Balance June 30, 2015	60,548,364	6,055	30,000	3	113,525,096	11,353	11,209,694	(11,873,041)	728,658		82,722
Common Shares issued for services to Consultant 7/01/2015					412,242	41	61,795				61,836
Common Shares issued for services to Consultant 8/17/2015					149,934	14	19,927				19,941
Preferred Shares issued for services to Consultant 8/19/2015	100,000	10									10
Common Shares issued for Cash at $0.05 per share issued 9/18/2015					666,666	66	33,267				33,333
Preferred Shares issued for Cash at $0.05 per share issued 9/18/2015	333,333	33					16,634				16,667
Loss on Issuance of Securities for Less than fair value recognized during quarter							75,000				75,000
Restricted Stock Award compensation expense recognized during Quarter ended September 30, 2015							247,588				247,588
Unrealized Loss on Securities Available for Sale recognized during Quarter ended September 30, 2015										(33,600)	(33,600)
Net Loss for the quarter ended September 30, 2015								(600,684)			(600,684)
Balance September 30, 2015	60,981,697	6,098	30,000	3	114,753,938	11,474	11,663,905	(12,473,725)	728,658	(33,600)	(97,187)
Common Stock issued for cash at $0.05 per share issued 10/28/2015					3,333,334	333	166,334				166,667
Preferred Stock issued for cash at $0.05 per share issued 10/28/2015	1,666,667	167					83,166				83,333
Preferred Stock issued for services as Restricted Stock Award issued on 10/28/2015	11,000,000	1,100					(1,100)				0
Common Stock issued for cash at $0.025 per share issued 11/20/2015					2,200,000	220	54,780				55,000
Preferred Stock issued for cash at $0.025 per share issued 11/20/2015	2,200,000	220					54,780				55,000
Common Stock issued for cash at $0.025 per share issued 12/29/2015					4,000,000	400	99,600				100,000
Preferred Stock issued for cash at $0.025 per share issued 12/29/2015	4,000,000	400					99,600				100,000
Preferred Stock issued for services issued 11/30/2015	400,000	40									40
Loss on Issuance of Securities for Less than fair value recognized during quarter							1,163,313				1,163,313
Restricted Stock Award compensation expense recognized during Quarter ended December 31, 2015							247,724				247,724
Unrealized Loss on Securities Available for Sale recognized during Quarter ended December 31, 2015										(38,400)	(38,400)
Net Loss for the quarter ended December 31, 2015								(1,857,466)			(1,857,466)
Balance December 31, 2015	80,248,364	8,025	30,000	3	124,287,272	12,427	13,632,102	(14,331,191)	728,658	(72,000)	(21,976)
Common Stock issued for cash at $0.05 per share issued 1/28/2016					2000000	200	99800				100000
Preferred Stock issued for cash at $0.05 per share issued 1/28/2016	1,000,000	100					49,900				50,000
Common Stock issued for cash at $0.025 per share issued 1/29/2016					30,000	3	747				750
Preferred Stock issued for cash at $0.025 per share issued 1/29/2016	300,000	30					7,470				7,500
Common Stock issued for cash at $0.025 per share issued 2/2/2016					270,000	27	6,723				6,750
Common Stock issued for cash at $0.05 per share issued 2/22/2016					666,666	67	33,267				33,333
Common Stock issued for cash at $0.0125 per share issued 2/22/2016					1,000,000	100	12,400				12,500
Preferred Stock issued for cash at $0.05 per share issued 2/22/2016	333,333	33					16,633				16,667
Preferred Stock issued for cash at $0.0125 per share issued 3/22/2016	3,000,000	300					37,200				37,500
Restricted Stock Award compensation expense recognized during Quarter ended March 31, 2016							247,739				247,739
Loss on Issuance of Securities for Less than fair value recognized during quarter							364,822				364,822
Beneficial Conversion Feature Recognized during the Quarter Ended March 31, 2016							42,600				42,600
Unrealized Loss on Securities Available for Sale recognized during Quarter ended March 31, 2016										(63,200)	(63,200)
Net Loss for the quarter ended March 31, 2016								(1,090,886)			(1,090,886)
Balance March 31, 2016	84,881,697	8,488	30,000	3	128,253,938	12,824	14,551,403	(15,422,077)	728,658	(135,200)	(255,902)
Preferred Stock issued for debt issued April 7, 2016	1,000,000	100					9,900				10,000
Preferred Stock issued for Officer Compensation April 7 2016	30,000,000	3,000									3,000

Common Stock issued for debt issued May 9 , 2016					700,000	70	13,930				14,000
Common Stock issued for cash at $0.0125 per share issued 5/23/2016					1,000,000	100	12,400				12,500
Preferred Stock issued for cash at $0.0125 per share issued 5/23/2016	3,000,000	300					37,200				37,500
Common Stock issued for cash at $0.03329 per share issued 6/6/2016					3,500,000	350	118,400				118,750
Preferred Stock issued for cash at $0.01938 per share issued 6/6/2016	5,500,000	550					105,700				106,250
Preferred Stock issued for cash at $0.0125 per share issued 6/15/2016	3,285,000	329					40,734				41,062
Common Stock issued for cash at $0.0125 per share issued 6/15/2016					1,095,000	110	13,578				13,687
Loss on Issuance of Securities for Less than fair value recognized during quarter							1,473,490				1,473,490
Beneficial Conversion Feature Recognized during the Quarter Ended June 30, 2016							9,900				9,900
Restricted Stock Award compensation expense recognized during Quarter ended June 30 2016							247,739				247,739
Unrealized Gain on Securities Available for Sale recognized during Quarter ended June 30, 2016										23,200	23,200
Net Loss for the quarter ended June 30, 2016								(2,425,404)			(2,425,404)

Balance June 30, 2016	127,666,697	12,767	30,000	3	134,548,938	13,453	16,634,372	(17,847,481)	728,658	(112,000)	(570,228)
Preferred Stock issued for Nonemployee Compensation July 27, 2016	100,000	10					15,890				15,900
Preferred Stock issued for cash at $0.0125 per share issued 8/16/2016	2,000,000	200					24,800				25,000
Common Stock issued for debt issued August 17 , 2016					3,966,667	397	108,603				109,000
Preferred Stock issued for cash at $0.0125 per share issued 8/22/2016	4,000,000	400					49,600				50,000
Common Stock issued for Nonemployee Compensation 8/22/2016					197,000	20	28,545				28,565
Preferred Stock issued for cash at $0.0125 per share issued 9/13/2016	1,500,000	150					18,600				18,750
Common Stock issued for cash at $0.004167 per share issued 9/13/2016					500,000	50	6,200				6,250
Common Stock issued for Nonemployee Compensation 8/22/2016					500,000	50	71,200				71,250
Loss on Issuance of Securities for Less than fair value recognized during quarter							1,746,783				1,746,783
Beneficial Conversion Feature Recognized during the Quarter Ended September 30, 2016							150,000				150,000
Restricted Stock Award compensation expense recognized during Quarter ended September 30 2016							106,666				106,666
Unrealized Gain on Securities Available for Sale recognized during Quarter ended September 30, 2016										32,000	32,000
Net Loss for the quarter ended September 30, 2016								(2,376,838)			(2,376,838)
Balalnce September 30, 2016	135,266,697	13,527	30,000	3	139,712,605	13,970	18,961,259	(20,224,319)	728,658	(80,000)	(586,902)

The Accompanying Notes are an Integral Part of these Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS

	Year Ended September 30	Year Ended September 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(7,750,594)	(11,195,147)
Adjustments to reconcile net Income to net cash
Stock Received as Payment for Services		(192,000)
Preferred Stock Issued for Expenses		100
Preferred Stock issued for compensation	3,000
Preferred Stock issued for Interest		891
Preferred Stock issued pursuant to contractual obligations		3,475
Common Stock issued to Consultants	99,815	307,955
Preferred Stock issued to Consultants	15,940	450
Increase (Decrease) in interest expense attributable to amortization of Discount	18,597
Increase in issuance of stock below fair value	4,748,408	9,191,857
Increase in Additional Paid in Capital	849,866	627,778
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	214,904	22,549
(Increase) Decrease in Accounts Receivable	(83,000)
(Increase) Decrease in Notes Receivable		(1,629)
(Increase) Decrease in Interest Receivable	(1,197)	(1,148)
Increase ( Decrease) in Bank Overdraft		(6,137)
Increase (Decrease) in accrued Expenses	286,921	58,359
(Increase) Decrease in Prepaid Expenses	(59,905)	(10,000)
(Increase) Decrease in Due from Former Employee	(15,000)
Net Cash Provided by (Used in) Operating Activities	(1,672,245)	(1,192,647)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	626,188	33,333
Preferred Stock issued for Cash	628,563	16,667
Increase in Contributed Capital		70,000
Increase ( Decrease) in Notes Payable	53,696	138,582
Increase in Convertible Notes payable	300,000	972,686
Increase in Due to Shareholder	50,000
Net Cash Provided by (Used in) Financing Activities	1,658,447	1,231,268

Net Increase (Decrease) in Cash	(13,798)	38,620

Cash at Beginning of Period	38,620	0

Cash at End of Period	24,822	38,620

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	123,000	1,002,686
Preferred Shares Issued for Debt	10,000	6,000
Cash Paid for Interest	5,000

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Financial Statements

As of September 30, 2016

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2016 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the year ended September 30, 2016 and $0 for the year ended September 30, 2015.

I. REVENUE RECOGNITION

Sales of products and related costs of products sold are recognized when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. These terms are typically met upon the prepayment or invoicing and shipment of products.

The Company determines the amount and timing of royalty revenue based on its contractual agreements with intellectual property licensees. The Company recognizes royalty revenue when earned under the terms of the agreements and when the Company considers realization of payment to be probable. Where royalties are based on a percentage of licensee sales of royalty-bearing products, the Company recognizes royalty revenue by applying this percentage to the Company’s estimate of applicable licensee sales. The Company bases this estimate on an analysis of each licensee’s sales results. Where warranted, revenue from licensees for contractual obligations such as License Initiation Fees are recognized upon satisfaction of all conditions required to be satisfied in order for that revenue to have been earned by the Company.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 20,224,319 during the period from April 24, 2012 (inception) through September 30, 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the year ended year ended September 30, 2016 the Company raised $1,254,751 through the issuance of equity securities for cash and $300,000 through the issuance of convertible debentures.

NOTE 4. NOTES PAYABLE

September 30, 2016
David Koos ( Note 8)	50
Bostonia Partners	133,300
Blackbriar Partners (Note 8)	10,097
Notes payable	$143,447

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

NOTE 5. CONVERTIBLE NOTES PAYABLE

On March 8, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is three years from the issue date.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of September 30, 2016 the unamortized discount on the convertible notes outstanding is $ 34,625. As of September 30, 2016 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2016 is $25,000.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of September 30, 2016 the unamortized discount on the convertible note outstanding is $ 8,317. As of September 30, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2016 is $12,500.

On August 26, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock and/or Series A Preferred Stock, as such Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Stock shall hereafter be changed or reclassified at a conversion price of $0.0125 per share.

The Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2016 the unamortized discount on the convertible note outstanding is $ 45,205. As of September 30, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2016 is :

(a)	$450,000 if the entire principal amount is converted into common stock
(b)	$430,000 if the entire principal amount is converted into Series A Preferred stock

On September 8, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock and/or Series A Preferred Stock, as such Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Stock shall hereafter be changed or reclassified at a conversion price of $0.0125 per share.

The Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2016 the unamortized discount on the convertible note outstanding is $ 47,123. As of September 30, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2016 is :

(a)	$450,000 if the entire principal amount is converted into common stock
(b)	$430,000 if the entire principal amount is converted into Series A Preferred stock

On September 20, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock and/or Series A Preferred Stock, as such Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Stock shall hereafter be changed or reclassified at a conversion price of $0.0125 per share.

The Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2016 the unamortized discount on the convertible note outstanding is $ 48,630. As of September 30, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2016 is :

(a)	$450,000 if the entire principal amount is converted into common stock
(b)	$430,000 if the entire principal amount is converted into Series A Preferred stock

NOTE 6. NOTES RECEIVABLE

September 30, 2016
Entest Biomedical, Inc. (Note 8)	$12,051
Notes Receivable	$12,051

$12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 7. INCOME TAXES

As of September 30, 2016

Deferred tax assets:
Net operating tax carry forwards	$6,876,268
Other	-0-
Gross deferred tax assets	6,876,268
Valuation allowance	(6,876,268)
Net deferred tax assets	$-0-

As of September 30, 2016 the Company has a Deferred Tax Asset of $6,876,268 completely attributable to net operating loss carry forwards of approximately $20,224,319 (which expire 20 years from the date the loss was incurred).

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

NOTE 8. RELATED PARTY TRANSACTIONS

As of September 30, 2016 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $728,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090.

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

As of September 30, 2016 Entest Biomedical Inc. is indebted to the Company in the amount of $12,051. $12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2016 the Company is indebted to David R. Koos in the amount of $50. $50 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2016 the Company is indebted to Blackbriar Partners in the amount of $10,097. $3,000 lent to the Company by Blackbriar Partners is due and payable February 19, 2017 and bears simple interest at a rate of 10% per annum. $7,097 lent to the Company by Blackbriar Partners is due and payable May 9, 2017 and bears simple interest at a rate of 10% per annum. David R. Koos, the Chairman and Chief Executive Officer of the Company, also serves as the Chairman and CEO of Blackbriar Partners.

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

Pursuant to the Agreement, Zander shall pay to The Company one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement.

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

During the quarter ended September 30, 2016 Zander paid $17,000 to the Company as a partial payment of the July 15th, 2016 liability

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

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2016:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 139,712,605 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 30,000 shares issued and outstanding as of September 30, 2016 and 300,000,000 is designated Series A Preferred Stock of which 135,266,697 shares are outstanding as of September 30, 2016.

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

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities as of September 30, 2016.

As of September 30, 2016:

8,000,000	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Losses in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the year ended September 30, 2016
$192,000	$$112,000	(80,000)	(46,400)

NOTE 12. STOCK TRANSACTIONS

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

On May 23, 2016 the Company issued 1,000,000 of its Common Shares for cash consideration of $12,500.

On June 6, 2016 the Company issued 3,500,000 of its Common Shares for cash consideration of $118,750.

On June 15, 2016 the Company issued 1,095,000 of its Common Shares for cash consideration of $13,687.

On August 17, 2016 the Company issued 3,966,667 of its Common Shares in satisfaction of $109,000 of principal indebtedness.

On September 8, 2016 the Company issued 197,000 of its Common Shares as consideration for nonemployee services

On September 13, 2016 the Company issued 500,000 of its Common Shares for cash consideration of $6,250

On September 14, 2016 the Company issued 500,000 of its Common Shares as consideration for nonemployee services

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

On July 27, 2016 the Company issued 100,000 shares of its Series A Preferred stock as consideration for nonemployee services

On August 16, 2016 the Company issued 2,000,000 shares of its Series A Preferred stock for cash consideration of $25,000.

On August 22, 2016 the Company issued 4,000,000 shares of its Series A Preferred stock for cash consideration of $50,000.

On September 13, 2016 the Company issued 1,500,000 shares of its Series A Preferred stock for cash consideration of $18,750.

On July 13, 2016 the Company entered into an agreement (“Agreement”) with an outside investor whereby the investor agreed to buy and the Company agreed to sell 1,000,000 Units for consideration of $50,000. Each Unit issuable pursuant to the Agreement shall consist of one share of the Company’s common stock and three shares of the Company’s Series A Preferred Stock. During the quarter ended September 30, 2016 the outside investor paid consideration to the Company of $50,000 for One Million Units. As of September 30, 2016 the securities issuable pursuant to the Agreement have not been issued.

NOTE 13. CHANGES AFFECTING COMPARIBILITY

Within the Company’s Statement of Cash Flows for the Years Ended September 30, 2015 and 2016 the line item entitled “Increase (Decrease) in Additional paid in Capital” which represents Restricted Stock Award compensation expense recognized for the periods on Restricted Stock Awards issued to employees is presented as an adjustment to reconcile net loss to net cash used in operating activities. The Company’s previously released Statement of Cash Flows for the Year Ended September 30, 2015 presented the same line item as a financing activity. Management has determined that such presentation does not best reflect the nature of the expense incurred and has adjusted the prior period accordingly.

NOTE 14. SUBSEQUENT EVENTS

On November 8, 2016 the Company issued 2,000,000 shares of its Series A Preferred stock for cash consideration of $50,000.

On November 8, 2016 the Company issued 1,000,000 shares of its Series A Preferred stock for cash consideration of $12,500.

On November 8, 2016 the Company issued 2,000,000 shares of its Series A Preferred stock for cash consideration of $50,000.

On November 8, 2016 the Company issued 2,000,000 shares of its common stock for cash consideration of $50,000.

On November 8, 2016 the Company issued 1,000,000 shares of its common stock for cash consideration of $12,500.

On November 8, 2016 the Company issued 2,000,000 shares of its common stock for cash consideration of $50,000.

On November 8, 2016 the Company issued 500,000 shares of its Series A Preferred stock for cash consideration of $12,500.

On November 8, 2016 the Company issued 500,000 shares of its common stock for cash consideration of $12,500.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure;

During the Registrant's most two most recent fiscal years there were no disagreements with Seale and Beers, Certified Public Accountants LLC (“S&B”) , the Company’s independent registered public accounting firm until October 19, 2016, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to S&B’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

During the Registrant's most two most recent fiscal years there were no disagreements with AMC Auditing (“AMC”) , the Company’s independent registered public accounting firm from October 19, 2016 to the present, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to AMC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

Item 9A. Controls and Procedures

 a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2016. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and Todd Caven is the Company’s CFO. They function as the Company’s principal executive officer and principal financial officer respectively.

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

(c) There have been no changes during the quarter ended September 30, 2016 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

* As of December 13, 2016 Bio-Matrix Scientific Group, Inc owns 29,076,665 Common Shares of Regen, 2,907,666 shares of Regen’s Series A Preferred Stock, 30,000 shares of Regen’s Series AA Preferred Stock representing 11.1% of our outstanding share capital and 56.65% of the voting power as of December 13, 2016.

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

For the period from October 1, 2015 to September 30, 2016

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)(a)(b)(c)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)

David Koos Chairman, and CEO*	From October 1, 2015 to September 30, 2016	$180,000	0	1000		0	0	0

Harry Lander Chief Scientific Officer and President**	From October 1, 2015 to September 30, 2016	$195,165	0	1000	1100	0	0	1100

Todd S Caven Chief Financial Officer ***	From October 1, 2015 to September 30, 2016	$162,000	0	1000		0	0	0
Thimas Ichim Chief Scientific Officer and Director of Research (Resigned 10/30/2015)	From October 1, 2015 to October 30, 2015	$10,000	0	0		0	0	0

*Includes $105,000 in salary Accrued but not paid

*Stock Award consists of 10,000,000 of the Company’s Series A Preferred Shares issued 4/7/2016

** Includes $28,495 in salary Accrued but not paid

** Restricted Stock Award consists of 11,000,000 shares of the Company’s Series A Preferred stock issued pursuant to the terms and conditions of that employment agreement entered into by and between the Company and Harry Lander on October 9, 2015

** Stock Award consists of 10,000,000 of the Company’s Series A Preferred Shares issued 4/7/2016

*** Includes $94,500 in salary Accrued but not paid

*** Stock Award consists of 10,000,000 of the Company’s Series A Preferred Shares issued 4/7/2016

Employment Agreements

David R. Koos

On February 11, 2015 Regen entered into a written employment agreement with its current Chief Executive Officer, Mr. David Koos whereby Mr. Koos shall serve as Chief Executive Officer of Regen (“Agreement”)

Pursuant to the Agreement, Mr. Koos shall be paid salary at the rate of $15,000 per month, payable in cash or shares of Regen common stock. Mr. Koos shall also receive 9,000,000 newly issued common shares of Regen which shall vest after 18 months of constant employment have expired from the date of the full execution of the Agreement . On August 5, 2016 the Agreement was amended to extend the vesting schedule of both the 9,000,000 common shares as well as 2,500,000 previously issued shares of the Company’s Series A Preferred Stock until February 5, 2017.The term of the Agreement shall commence on February 11, 2015 and shall expire on February 11, 2018. As consideration for consenting to this amendment Koos shall receive Two Hundred shares of the Company’s Series AA Preferred Stock.

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

Based on 145,212,615 Common Shares Outstanding as of December 13, 2016

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common	David R. Koos c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942*	41,258,033	28.4%

	Bio Matrix Scientific Group, Inc. 4700 Spring Street, Suite 304, La Mesa, California 91942	29,076,665	20%

	Todd Caven c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942**	9,469,334	6.39%
	Michael and Marie Ouyang 5551 MALIBU DRIVE EDNA, MN 55436	7,571,028	5.2%
	All Officers and Directors as a Group	50,727,367	34.9%

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

** Includes 227,632 common shares beneficially owned by Saguaro Capital Partners LLC, a company controlled by Todd Caven.

Based on 140,766,667 Series A Preferred Shares Outstanding as of December 29, 2015

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series A Preferred	David R. Koos c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942*	18,614,542	13.2%

	Bio Matrix Scientific Group, Inc. 4700 Spring Street, Suite 304, La Mesa, California 91942	2,907,666	2%

	Todd Caven c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942**	13,446,933	9.5%

	Harry Lander c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942	21,000,000	14.9%

	RGBP Holdings LLC 9962 S Clyde Place Highlands Ranch, CO 80129	8,928,170	6.34%

	Michael and Marie Ouyang 5551 MALIBU DRIVE EDNA, MN 55436	7,928,130	5.6%

	All Officers and Directors as a Group	53,061,475	37.69%

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

Based on 30,000 Series AA Preferred Shares Outstanding as of December 13, 2016

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of September 30, 2016 the Company has received capital contributions from Bio Matrix Scientific Group, Inc. totaling $728,658 and has issued 50,010,000 common shares to its parent for aggregate consideration of $20,090. Bio Matrix Scientific Group, Inc. exercises voting control over Regen and is under common control with Regen.

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

As of September 30, 2016 Entest Biomedical Inc. is indebted to the Company in the amount of $12,051. $12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2016 the Company is indebted to David R. Koos in the amount of $50. $50 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2016 the Company is indebted to Blackbriar Partners in the amount of $10,097. $3,000 lent to the Company by Blackbriar Partners is due and payable February 29, 2017 and bears simple interest at a rate of 10% per annum. $7,097 lent to the Company by Blackbriar Partners is due and payable May 9, 2017 and bears simple interest at a rate of 10% per annum. David R. Koos, the Chairman and Chief Executive Officer of the Company, also serves as the Chairman and CEO of Blackbriar Partners.

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

Pursuant to the Agreement, Zander shall pay to The Company one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement.

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

During the quarter ended September 30, 2016 Zander paid $17,000 to the Company as a partial payment of the July 15th, 2016 liability

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

The following table sets forth the aggregate fees billed to us by Seale and Beers , CPAs during the period beginning October 1, 2015 and ending September 30, 2016:

Audit Fees	$5,023
Audit Related Fees	12,000
Tax Fees	0
All Other Fees	0
$17,023

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:   Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended September 30, 2016 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

 All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

Item 15. Exhibit Index

EXHIBIT INDEX

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(i)	Articles of Incorporation (incorporated by Reference to Exhibit 3(i) of the Company’s Form S-1 dated October 9. 2013)
3(i)(2)	Amendment to Articles of incorporation (incorporated by Reference to Exhibit 3(i)(2) of the Company’s Form S-1 dated October 9. 2013)
3(ii)	Bylaws of the Registrant* (incorporated by Reference to Exhibit 3(i)(iii) of the Company’s Form S-1 dated October 9. 2013)
10.1	June 5 2013 Agreement by and between the Company and Oregon Health and Science University* (incorporated by Reference to Exhibit 10.1 of the Company’s Form S-1 dated October 9. 2013)
10.2	Termination of June 5 2013 Agreement by and between the Company. and Oregon Health and Science University August 8 2013 (incorporated by Reference to Exhibit 10.2 of the Company’s Form S-1 dated October 9. 2013)
10.3	Employment Agreement by and between Biomatrix Scientific Group, Inc. and J. Christopher Mizer* (incorporated by Reference to Exhibit 10.3 of the Company’s Form S-1 dated October 9. 2013)
10.4	Amendment to Employment Agreement by and between Biomatrix Scientific Group, inc. and J. Christopher Mizer (incorporated by Reference to Exhibit 10.4 of the Company’s Form S-1 dated October 9. 2013)
10.5	Employment Agreement by and between Biomatrix Scientific Group, Inc. and Thomas Ichim* (incorporated by Reference to Exhibit 10.5 of the Company’s Form S-1 dated October 9. 2013)
10.6	Amendment to Employment Agreement by and between Biomatrix Scientific Group, inc. and Thomas Ichim (incorporated by Reference to Exhibit 10.6 of the Company’s Form S-1 dated October 9. 2013)
10.7	May 1 2013 agreement with Dr. Wei Ping Min (incorporated by Reference to Exhibit 10.7 of the Company’s Form S-1 dated October 9. 2013)
10.8	Letter Agreement by and between Wei Ping Min and Bio-Matrix Scientific Group Inc dated May 18, 2012 (incorporated by Reference to Exhibit 10.8 of the Company’s Form S-1 dated October 9. 2013)
10.9	Option Agreement by and between the Company and Oregon State University June 5 2013 (incorporated by Reference to Exhibit 10.9 of the Company’s Form S-1 dated October 9. 2013)
10.10	Letter Agreement by and between James White and Bio-Matrix Scientific Group Inc dated May 16, 2012 (incorporated by Reference to Exhibit 10.9 of the Company’s Form S-1 dated October 9. 2013)
3(i)(iii)	Designations Series AA Preferred Stock(( incorporated by Reference to Exhibit 3(i) of the Company’s Form 8-K dated September 16, 2014)
10.11	Letter Agreement by and between David Suhy and Regen dated September 11 2013*
10.12	Exclusive License Agreement between Regen and Benitec Australia Limited (incorporated by Reference to Exhibit 10.12 of the Company’s Form S-1 dated October 9. 2013)
10.13	Service Agreement by and between Regen and Dr. Wei Ping Min July 27,2013 (incorporated by Reference to Exhibit 10.13 of the Company’s Form S-1 dated October 9. 2013)
10.14	Share Purchase Agreement September 30, 2013 ( incorporated by Reference to Exhibit 10.14 of the Company’s Form S-1 dated October 9. 2013)
10.15	Share Purchase Agreement October 11, 2013 (incorporated by Reference to Exhibit 10.15 of the Company’s Form S-1/A filed November 22. 2013)
10.16	Share Purchase Agreement November 7, 2013 (incorporated by Reference to Exhibit 10.16 of the Company’s Form S-1/A filed November 22. 2013
10.17	Settlement Agreement executed by Company Dec 9, 2013 (incorporated by Reference to Exhibit 10.17 of the Company’s Form S-1/A filed January 10. 2014)
10.18	SECURITIES PURCHASE AGREEMENT( incorporated by Reference to Exhibit 10.18 of the Company’s Form S-1/A filed January 10. 2014)
10.19	ASSIGNMENT OF INVENTION AND PATENT APPLICATION (incorporated by Reference to Exhibit 10.1 of form 8-K dated November 24, 2014)
10.20	Consulting Agreement(incorporated by Reference to Exhibit 10.2 of form 8-K dated November 24, 2014)
10.21	Sublease ( incorporated by Reference to Exhibit 10.21 of Form 10-K for the year ended September 30, 2014)
10.22	Promissory Note Payable (filed previously as Exhibit 10-1 of the Company’s Form 10-Q filed August 7, 2014)
10.23	Promissory Note Payable (filed previously as Exhibit 10-2 of the Company’s Form 10-Q filed August 7, 2014)

10.24	ASSIGNMENT OF INVENTION AND PATENT APPLICATION (incorporated by Reference to Exhibit 10.1 of form 8-K dated December 16, 2014)
3(j) *	Certificate of Designations ( incorporated by Reference to Exhibit 3(i) of Form 8-K dated January 20, 2015)
10.25	Employment Agreement T. Ichim (incorporated by Reference to Exhibit 10.1 of Form 8-K dated January 20, 2015
10.26	Employment Agreement C. Ichim (incorporated by Reference to Exhibit 10.2 of Form 8-K dated January 20, 2015
10.27	Amendment to Sublease(incorporated by Reference to Exhibit 10.3 of Form 8-K dated January 20, 2015
10.28	CONVERTIBLE PROMISSORY NOTE ISSUED TO LLC (incorporated by reference to Exhibit 10.1 of Form 8-K dated Feb. 6, 2015
10.29	Form of Note issued to Individual investor (incorporated by reference to Exhibit 10.2 of Form 8-K dated Feb. 6, 2015
10.30	Form of Note issued to Dunhill Ross (incorporated by reference to Exhibit 10.3 of Form 8-K dated Feb 6, 2015

10.31	Employment Agreement Caven (incorporated by Reference to Exhibit 10.1 of Form 8-K dated Feb. 12, 2015
10.32	Employment Agreement Koos (incorporated by Reference to Exhibit 10.2 of Form 8-K dated Feb. 12, 2015
10.33	Form of $50,000 Convertible Note (incorporated by reference to Exhibit 10.1 of Form 8-K dated March 23, 2015
10.32	Form of $100,000 Convertible Note(incorporated by reference to Exhibit 10.2 of Form 8-K March 23, 2015
10.35	Employment Agreement Caven (incorporated by Reference to Exhibit 10.1 of Form 8-K dated Feb. 12, 2015
10.36	Vaini Agreement(incorporated by Reference to Exhibit 10.1 of Form 8-K dated March 26, 2015
10.37	Value Quest Agreement (incorporated by reference to Exhibit 10.2 of Form 8-K dated March 26, 2015
10.38	Minev Agreement (incorporated by reference to Exhibit 10.3 of Form 8-K dated March 26, 2015
10.39	Gronemeyer Agreement (incorporated by Reference to Exhibit 10.4 of Form 8-K dated March 26, 2015
10.40	Form of Convertible Note (incorporated by reference to Exhibit 10.1 of Form 10-Q dated May 1, 2015
10.41	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND SANTOSH KESARI (incorporated by reference to Exhibit 10.1 of Form 8-K dated June 10, 2015)
10.42	Zander Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2015)
10.43	Amendment to Exclusive License Agreement between Regen and Benitec Australia Limited (incorporated by Reference to Exhibit 10.2 of Form 8-K dated August 25, 2015)
10.44	Lander Agreement (incorporated by reference to Exhibit 10.1 of Form 8-k dated October 9, 2015)
3(i) *****	Text of Amendment to Certificate of Incorporation (incorporated by reference to 3(i) of Form 8-K dated October 28, 2015)
3(i) *******	Text of Amendment to Certificate of Designation(incorporated by reference to 3(i) (a)of Form 8-K dated October 28, 2015)
10.44	Ichim Consulting Agreement (incorporated by Reference to Exhibit 10.1 of Form 8-K dated November 4, 2015)
17.1	Ichim Resignation (incorporated by Reference to Exhibit 17.1 of Form 8-K dated November 4, 2015)
10.44	Research Collaboration Agreement (incorporated by Reference to Exhibit 10.1 of Form 8-K dated December 17, 2015)

10.45	Form of Unit Purchase Agreement 9/10/2015 ( incorporated by Reference to Exhibit 10.1 of Form 8-K dated October 13.2015
10.46	Form of Unit Purchase Agreement 9/10/2015( incorporated by Reference to Exhibit 10.2 of Form 8-K dated October 13.2015
10.47	Form of Unit Purchase Agreement 11/13/2015( incorporated by Reference to Exhibit 10.4 of Form 8-K dated October 13.2015
10.48	Form of Unit Purchase Agreement 11/16/2015( incorporated by Reference to Exhibit 10.5 of Form 8-K dated October 13.2015
10.49	Letter Agreement Lorraine Gudas( incorporated by Reference to Exhibit 10.6 of Form 8-K dated October 13.2015
10.50	Letter Agreement Stefano Bertuzzi( incorporated by Reference to Exhibit 10.7 of Form 8-K dated October 13.2015
10.51	Letter Agreement Francesco Marincola( incorporated by Reference to Exhibit 10.8 of Form 8-K dated October 13.2015
10.52	Letter Agreement Ralph Nachman( incorporated by Reference to Exhibit 10.9 of Form 8-K dated October 13.2015
10.53	Letter Agreement J. Baell( incorporated by Reference to Exhibit 10.10 of Form 8-K dated October 13.2015
10.54	Form of Unit Purchase Agreement $100,000 12/3/2015 (incorporated by Reference to Exhibit 10.54 of the Company’s 10-K for the Year ended 9/30/2015)
10.55	Form of Unit Purchase Agreement $100,000 12/14/2015(incorporated by Reference to Exhibit 10.55 of the Company’s 10-K for the Year ended 9/30/2015)
10.56	Form of Unit Purchase Agreement $150,000 1/14/2016(incorporated by Reference to Exhibit 10.1 of the Company)’s 8-K filed 3/24/2016
10.57	Form of Unit Purchase Agreement 300,000 Units(incorporated by Reference to Exhibit 10.2 of the Company’s 8-K filed 3/24/2016
10.58	Form of Agreement Sale of 333,333 Units (incorporated by Reference to Exhibit 10.3 of the Company’s 8-K filed 3/24/2016)
10.59	Form of Agreement 1,000,000 Units 1 common and 3 Preferred(incorporated by Reference to Exhibit 10.4 of the Company’s 8-K filed 3/24/2016)
Item 10.60	Eli Lilly Agreement(incorporated by Reference to Exhibit 10.1 of the Company’s 8-K filed 4/11/2016)
10.60	David Koos Agreement 10 million Series A(incorporated by Reference to Exhibit 10.1 of the Company’s 8-K filed 4/11/2016)
10.61	Harry Lander Agreement 10 Million Series A(incorporated by Reference to Exhibit 10.2 of the Company’s 8-K filed 4/11/2016)
10.62	Todd Caven Agreement 10 Million Series A(incorporated by Reference to Exhibit 10.3 of the Company’s 8-K filed 4/11/2016)
10.63	Form of Convertible Note ( incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2016)
Item 10.63	Objective Capital Agreement (incorporated by Reference to Exhibit 10.1 of the Company’s 8-K filed 6/06/2016)
Item 10.63	CIM Agreement (incorporated by Refernece to Exhibit 10.11 of the Company’s 8-K filed 7/07/2016)
10.64	Form of $50,000 Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended June 30, 2016)
10.65	Form of $50,000 Unit Purchase Agreement dated June 1, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the period ended June 30, 2016)
10.66	Form of $50,000 Unit Purchase Agreement dated May 16, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the period ended June 30, 2016)
10.67	Form of $54, 750 Unit Purchase Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the period ended June 30, 2016)
10.68	Form of $25,000 Unit Purchase Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the period ended June 30, 2016)
10.69	Form of $150,000 Unit Purchase Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the period ended June 30, 2016)

10.70	Amendment to D. Koos Employment Agreement
10.71	Form of Unit Purchase Agreement dated 8/4/2016
10.72	Form of Unit Purchase Agreement dated 8/10/2016
10.73	Form of Unit Purchase Agreement dated 8/30/2016
10.75	Form of Unit Purchase Agreement 7/13/2016
10.76	Form of Convertible Debt August 26, 2016
10.77	Form of Convertible Debt 9/8/2016
10.78	Form of Convertible Debt 9/20/2016
10.79	Form of Unit Purchase Agreement $100,000
10.80	Form of Unit Purchase Agreement $100,000
10.81	Form of Unit Purchase Agreement $25,000
10.82	Form of Unit Purchase Agreement dated 10/25/2016
10.83	Form of Unit Purchase Agreement 3 million Units
10.84	Form of Unit Purchase Agreement 500,00 Units
10.85	Form of Unit Purchase Agreement 1,500,000 Units
10.86	Form of Unit Purchase 1,750,000 Units

74

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	December 19, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ Todd S. Craven
Name:	Todd S. Craven
Title:	Chief Financial Officer
Date:	December 19, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ Harry Lander
Name:	Harry Lander
Title:	President
Date:	December 19, 2016

75