Form 10-Q
period 2016-12-31
Regen BioPharma Inc
filed 2017-01-27
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2016 there were 145,412,605 shares of common stock issued and outstanding.

As of December 31, 2016 there were 147,966,697 shares of Series A Preferred Stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of	As of
	December 31, 2016	September 30, 2016
	(unaudited)
CURRENT ASSETS
Cash	220,718	24,822
Accounts Recievable	83,000	83,000
Note Recievable	12,051	12,051
Prepaid Expenses	61,011	69,905
Accrued Interest Recievable	2,878	2,578
Due from Former Employees	15,000	15,000
Total Current Assets	394,658	207,356

OTHER ASSETS
Available for Sale Securities	312,000	112,000
Total Other Assets	312,000	112,000

TOTAL ASSETS	706,658	319,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	0
Accounts payable	163,927	240,759
Notes Payable	68,638	143,447
Accrued payroll taxes	3,677	33,040
Accrued Interest	54,841	43,918
Accrued Reent	20,000	15,000
Accrued Payroll	349,496	263,996
Due to Shareholder	25,000	50,000
Convertible Notes Payable	47,425	9,041
Total Current Liabilities	733,004	799,201
Long Term Liabilities:
Convertible Notes Payable	129,776	107,057
Total Long Term Liabilities	129,776	107,057
Total Liabilities	862,779	906,258

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 145412605 issued and outstanding as of December 31, 2016 and 139,712,605 shares issuedand outstanding September 30, 2016	14,540	13,970
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30, 2016 and December 31, 2016 respectively
Series A Preferred 300,000,000 authorized, 147966697 and 135,266,697 outstanding as of December 31, 2016 and September 30, 2016 respectively	14,797	13,527
Series AA Preferred $0.0001 par value 600,000 authorized and 30, 000 outstanding as of December 31, 2016 and September 30, 2016	3	3
Additional Paid in capital	21,714,779	18,961,259
Contributed Capital	728,658	728,658
Retained Earnings (Deficit) accumulated during the development stage	(22,748,898)	(20,224,319)
Accumulated Other Comprehensive Income	120,000	(80,000)
Total Stockholders' Equity (Deficit)	(156,121)	(586,902)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	706,658	319,356

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended	Quarter Ended
	December 31, 2016	December 31, 2015
REVENUES	0	0

COST AND EXPENSES
Research and Development	42,694	105,323
General and Administrative	242,758	488,596
Consulting and Professional Fees	233,128	80,533
Rent	15,000	15,000
Total Costs and Expenses	533,580	689,452

OPERATING LOSS	(533,580)	(689,452)

OTHER INCOME & (EXPENSES)
Interest Income	300	300
Other Income	31,846
Refunds of amounts previously paid
Interest Expense	(11,923)	(5,001)
Interest Expense attributable to Amortization of Discount	(61,102)
Loss on issuance of common shares for less than fair value	(1,950,120)	(1,163,313)
Preferred shares issued pursuant to contractual obligations
TOTAL OTHER INCOME (EXPENSE)	(1,990,999)	(1,168,014)

NET INCOME (LOSS)	(2,524,579)	(1,857,466)
BASIC AND FULLY DILUTED
EARNINGS (LOSS) PER SHARE	(0.018)	(0.0157)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	143,596,121	118,216,582

The Accompanying Notes are an Integral Part of These Financial Statements

3

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended December 31
	2016	2015
Net Income (Loss)	$(2,524,579)	$(1,857,466)
Add:
Unrealized Gains on Securities	200,000
Less:
Unrealized Losses on Securities		(38,400)
Total Other Comprehensive Income (Loss)	200,000	(38,400)
Comprehensive Income	$(2,324,579)	(1,895,866)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Quarter Ended December 31	Quarter Ended December 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(2,524,579)	(1,857,466)
Adjustments to reconcile net Income to net cash
Stock Received as Payment for Services
Preferred Stock Issued for Expenses
Preferred Stock issued for compensation
Preferred Stock issued for Interest
Preferred Stock issued pursuant to contractual obligations
Common Stock issued to Consultants
Preferred Stock issued to Consultants		40
Increase (Decrease) in Interest expense attributable to amortization of Discount	61,102
Increase in issuance of stock below fair value	1,950,120	1,163,313
Increase in Additional Paid in Capital	5,240	247,723
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	(76,832)	1,792
(Increase) Decrease in Accounts Receivable
(Increase) Decrease in Notes Receivable
(Increase) Decrease in Interest Receivable	(300)	(300)
Increase ( Decrease) in Bank Overdraft
Increase (Decrease) in accrued Expenses	72,060	25,495
(Increase) Decrease in Prepaid Expenses	8,894	9,000
(Increase) Decrease in Due from Former Employee		(15,000)

Net Cash Provided by (Used in) Operating Activities	(504,295)	(425,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	267,500	32,1667
Preferred Stock issued for Cash	292,500	238,334
Increase in Contributed Capital	0
Increase ( Decrease) in Notes Payable	(74,809)	(54,701)
Increase in Convertible Notes payable	240,000
Increase (Decrease) in Due to Shareholder	(25,000)	50,000
Net Cash Provided by (Used in) Financing Activities	700,191	555,300

Net Increase (Decrease) in Cash	195,896	129,897

Cash at Beginning of Period	24,822	38,620

Cash at End of Period	220,718	168,517

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	0
Preferred Shares Issued for Debt	0
Cash Paid for Interest	1,000

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Financial Statements

As of December 31, 2016

The accompanying unaudited interim condensed consolidated financial statements of Regen Biopharma , Inc. (“Regen” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended September 30, 2016. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2016 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarter ended December 31, 2016 .

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 22,748,898 during the period from April 24, 2012 (inception) through December 31, 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the year ended September 30, 2016 the Company raised $1,254,751 through the issuance of equity securities for cash and $300,000 through the issuance of convertible debentures. During the quarter ended December 31, 2016 the Company raised $585,000 through the issuance of equity securities for cash and $240,000 through the issuance of convertible debentures.

NOTE 4. NOTES PAYABLE

December 31, 2016
David Koos ( Note 8)	50
Bostonia Partners	68,588
Notes payable	$68,638

$50 lent to the Company by David Koos. is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

$5,288 lent to the Company by Bostonia Partners is due and payable March 8, 2017 and bears simple interest at a rate of 10% per annum.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of December 31, 2016 the unamortized discount on the convertible notes outstanding is $ 31,085. As of December 31, 2016 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2016 is $0.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of December 31, 2016 the unamortized discount on the convertible note outstanding is $ 7,495. As of December 31, 2016 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2016 the unamortized discount on the convertible note outstanding is $ 32,739. As of December 31, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2016 is :

(a)	$278,000 if the entire principal amount is converted into common stock
(b)	$209,600 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2016 the unamortized discount on the convertible note outstanding is $ 34,657. As of December 31, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2016 is :

(a)	$278,000 if the entire principal amount is converted into common stock
(b)	$209,600 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2016 the unamortized discount on the convertible note outstanding is $ 36,164. As of December 31, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2016 is :

(a)	$278,000 if the entire principal amount is converted into common stock
(b)	$209,600 if the entire principal amount is converted into Series A Preferred stock

On October 7, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

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

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2016 the unamortized discount on the convertible note outstanding is $ 44,178. As of December 31, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2016 is :

(a)	$278,000 if the entire principal amount is converted into common stock
(b)	$209,600 if the entire principal amount is converted into Series A Preferred stock

On October 31, 2016 (“Issue date”) the Company issued a second Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

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

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2016 the unamortized discount on the convertible note outstanding is $ 45,821. As of December 31, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2016 is :

(a)	$278,000 if the entire principal amount is converted into common stock
(b)	$209,600 if the entire principal amount is converted into Series A Preferred stock

On October 31, 2016 (“Issue date”) the Company issued a third Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

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

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2016 the unamortized discount on the convertible note outstanding is $ 45,821. As of December 31, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2016 is :

(a)	$278,000 if the entire principal amount is converted into common stock
(b)	$209,600 if the entire principal amount is converted into Series A Preferred stock

On October 31, 2016 (“Issue date”) the Company issued a fourth Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

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

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2016 the unamortized discount on the convertible note outstanding is $ 45,821. As of December 31, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2016 is :

(a)	$278,000 if the entire principal amount is converted into common stock
(b)	$209,600 if the entire principal amount is converted into Series A Preferred stock

On December 22, 2016 (“Issue date”) the Company issued a fifth Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of $40,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock and/or Series A Preferred Stock, as such Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Stock shall hereafter be changed or reclassified at a conversion price of $0.01 per share.

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2016 the unamortized discount on the convertible note outstanding is $ 39,013. As of December 31, 2016 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2016 is :

(a)	$288,000 if the entire principal amount is converted into common stock
(b)	$219,600 if the entire principal amount is converted into Series A Preferred stock

NOTE 6. NOTES RECEIVABLE

December 31, 2016
Entest Biomedical, Inc. (Note 8)	$12,051

Notes Receivable	$12,051

$12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 7. INCOME TAXES

As of December 31, 2016

Deferred tax assets:
Net operating tax carry forwards	$7,734,625
Other	-0-
Gross deferred tax assets	7,734,625
Valuation allowance	(7,734,625)
Net deferred tax assets	$-0-

As of December 31, 2016 the Company has a Deferred Tax Asset of $7,734,625 completely attributable to net operating loss carry forwards of approximately $22,748,898 (which expire 20 years from the date the loss was incurred).

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

NOTE 8. RELATED PARTY TRANSACTIONS

As of December 31, 2016 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $728,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090.

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

As of December 31, 2016 Entest Biomedical Inc. is indebted to the Company in the amount of $12,051. $12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of December 31, 2016 the Company is indebted to David R. Koos in the amount of $50. $50 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2016:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 145,412,605 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 30,000 shares issued and outstanding as of December 31, 2016 and 300,000,000 is designated Series A Preferred Stock of which 147,966,697 shares are outstanding as of December 31, 2016.

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

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities as of December 31, 2016.

As of December 31, 2016:

8,000,000	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended December 31, 2016
$192,000	$$312,000	120,000	200,000

NOTE 12. STOCK TRANSACTIONS

Common Stock

On November 8, 2016 the Company sold 5,000,000 of its Common Shares for consideration of $112,500.

On November 9, 2016 the Company sold 500,000 of its Common Shares for consideration of $12,500.

On December 19, 2016 the Company sold 7,700,000 of its Common Shares for consideration of $142,500

Series A Preferred Stock

On November 8, 2016 the Company sold 5,000,000 of its Series A Preferred Shares for consideration of $112,500.

On November 9, 2016 the Company sold 500,000 of its Series A Preferred Shares for consideration of $12,5000

On December 19, 2016 the Company sold 9,700,000 of its Series A Preferred Shares for consideration of $ 167,500

Cancellation of Officer Shares

On December 27, 2016 Todd Caven, the Company’s Chief Financial Officers, agreed to the cancellation of 7,500,000 of his personally owned Common Shares of the Company. No consideration was paid to Mr. Caven for this cancellation.

On December 30, 2016 Todd Caven, the Company’s Chief Financial Officers, agreed to the cancellation of 2,500,000 of his personally owned Series A Preferred Shares of the Company. No consideration was paid to Mr. Caven for this cancellation.

NOTE 13. CHANGES AFFECTING COMPARIBILITY

Within the Company’s Statement of Cash Flows for the Quarters Ended December 31, 2015 and 2016 the line item entitled “Increase (Decrease) in Additional paid in Capital” which represents Restricted Stock Award compensation expense recognized for the periods on Restricted Stock Awards issued to employees is presented as an adjustment to reconcile net loss to net cash used in operating activities. The Company’s previously released Statement of Cash Flows for the Quarter Ended December 31, 2015 presented the same line item as a financing activity. Management has determined that such presentation does not best reflect the nature of the expense incurred and has adjusted the prior period accordingly.

NOTE 14. SUBSEQUENT EVENTS

On January 5, 2017 the Company sold 1,000,000 of its Common Shares for consideration of $12,500

On January 5, 2017 the Company sold 1,000,000 of its Series A Preferred Shares for consideration of $ 12,500

On January 10, 2017 Regen Biopharma, Inc. (“Regen”) filed a CERTIFICATE OF DESIGNATION ("Certificate of Designations") with the Nevada Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as "Series M Preferred Stock" (hereinafter referred to as "Series M Preferred Stock").

The Board of Directors of Regen have authorized 300,000,000 shares of the Series M Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of Regen, each holder of Series M Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series M Preferred Stock owned by such holder times one. Except as otherwise required by law holders of Common Stock, other series of Preferred issued by Regen, and Series M Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

The holders of Series M Preferred Stock shall be entitled receive dividends, when, as and if declared by the Board of Directors in accordance with Nevada Law, in its discretion, from funds legally available therefore

On any voluntary or involuntary liquidation, dissolution or winding up of Regen, the holders of the Series M Preferred Stock shall receive, out of assets legally available for distribution to Regen’s stockholders, a ratable share in the assets of Regen.

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

Material Changes in Financial Condition

As of December 31, 2016, we had Cash of $ 220,718 and as of September 30, 2016 we had Cash of $24,822.

The increase in cash of approximately 789.21% is primarily attributable to:

(a)	$560,000 of equity securities sold for cash
(b)	$240,000 of convertible notes sold for cash
(c)	$25,000 deposited by an unaffiliated investor pursuant to an agreement whereby the unaffiliated investor agreed to buy and the Company agreed to sell equity securities of the Company. As of December 31, 2016 the securities issuable pursuant to the agreement had yet to be issued to the unaffiliated investor.

Offset by:

(a)	Net reduction of Notes Payable of $74, 809
(b)	Costs of conducting the business of the Company

As of September 30, 2016 we had Prepaid Expenses of $ 69,905 and as of December 31, 2016 we had Prepaid Expenses of $61,011.

The decrease in Prepaid Expenses of approximately 12.7% attributable to the recognition during the quarter ended December 31, 2016 of $8,894 of expenses which had been prepaid by the company during the quarter ended September 30, 2016

As of September 30 , 2016 we had Accrued Interest Receivable of $ 2,578 and as of December 31, 2016 we had Accrued Interest Receivable of $2,878

The increase in of Accrued Interest Receivable of approximately 11.6% is attributable to interest accrued but unpaid during the three months ended December 31 , 2016 resulting from amounts due to the Company by Entest Bio-Medical, Inc. David R. Koos serves as Chairman of the Board and Chief Executive Officer of both the Company and Entest Bio-Medical, Inc.

As of September 30, 2016 we had Available for Sale Securities of $112,000 and as of December 31, 2016 we had Available for Sale Securities of $312,000

The increase in Available for Sale Securities of 178 % is attributable to unrealized gains recognized on 8,000,000 common shares of Entest Biomedical, Inc. owned by the Company.

As of September 30, 2016 we had Accounts Payable of $240,759 and as of December 31, 2016 we had Accounts payable of $163,927.

The decrease in Accounts Payable of approximately 31.9% is attributable to decreases in outstanding obligations of the Company incurred in the course of business.

As of September 30,2016 we had Notes Payable of $143,447 and as of December 31, 2016 we had Notes Payable of $ 68,638 .

The decrease in Notes Payable of approximately 52.1% is attributable to the repayment of $74,809 of principal indebtedness during the three months ended December 31, 2016.

As of September 30, 2016 we had Accrued Payroll Taxes of $33,040 and as of December 31, 2016 we had Accrued Payroll Taxes of $3,677.

The decrease in Accrued Payroll Taxes of approximately 89% is attributable to the derecognition of $31, 846 of employer payroll tax payable resulting from the cancellation within the same calendar year of vesting of :

(a)	7,500,000 shares of Regen’s common stock personally owned by Todd S. Caven, Regen’s Chief Financial Officer, issued as compensation
(b)	2,500,000 shares of Regen’s Series A Preferred personally owned by Todd S. Caven issued as compensation.

As of September 30, 2016, we had Accrued Payroll of $263,996 and as of December 31, 2016 we had Accrued Payroll of $349,496.

The increase in Accrued Payroll of approximately 32.3% is attributable to :

(a)	$45,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended December 31, 2016

(b)	$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended December 31, 2016

As of September 30, 2016 we had Accrued Interest of $43,918 and as of December 31, 2016 we had Accrued Interest of $54,841.

The increase in Accrued Interest of approximately 24.9% is attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the three months ended December 31, 2016 but not yet paid.

As of September 30,2016 we had Convertible Notes Payable of $300,000 and as of December 31, 2016 we had Convertible Notes Payable of $ 540,000.

The increase in Convertible Notes Payable of 80% is attributable to Convertible Notes with an aggregate face value of $240,000 having been sold for $240,000 cash by the Company during the quarter ended December 31, 2016.

As of September 30, 2016 we had Amounts due to Shareholder of $50,000 and as of December 31, 2016 we had Amounts Due to Shareholder of $25,000.

The decrease in Amount due to Shareholder of 50% is attributable to the following:

On July 13, 2016 the Company entered into an agreement (“Agreement”) with an outside investor whereby the investor agreed to buy and the Company agreed to sell 1,000,000 Units for consideration of $50,000. Each Unit issuable pursuant to the Agreement shall consist of one share of the Company’s common stock and three shares of the Company’s Series A Preferred Stock. During the quarter ended September 30, 2016 the outside investor paid consideration to the Company of $50,000 for One Million Units. As of September 30, 2016 the securities issuable pursuant to the Agreement have not been issued. During the quarter ended December 31, 2016 the securities issuable pursuant to the Agreement were issued reducing Amount due to Shareholder by $50,000.

On December 22, 2016 the Company entered into an agreement (“Agreement”) with an outside investor whereby the investor agreed to buy and the Company agreed to sell 1,000,000 Units for consideration of $25,000. Each Unit issuable pursuant to the Agreement shall consist of one share of the Company’s common stock and one share of the Company’s Series A Preferred Stock. During the quarter ended December 31, 2016 the outside investor paid consideration to the Company of $25,000 for One Million Units. As of December 31, 2016 the securities issuable pursuant to the Agreement have not been issued.

As of September 30, 2016 we had Accrued Rent of $15,000 and as of December 31, 2016 we had Accrued Rent of $20,000.

The increase in Accrued Rent of 33.23% is attributable to Rental Expenses accrued but unpaid for the months of September 2016, October 2016, November 2016 and December 2016.

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended December 31, 2016 and -0- for the three months ended December 31, 2015. Net Losses were $2,524,579 for the three months ended December 31, 2016 and $ 1,857,466 for the same period ended 2015.

The increase in Net Losses of approximately 35.9% is primarily attributable to increases in expenses recognized resulting from the issuance for less than fair value of equity securities during the quarter ended December 31, 2016 as compared to the same period ended 2015, increases in consulting expenses recognized during the quarter ended December 31 2016 as compared to the same period ended 2015, increases in interest expense as well as interest expense attributable to amortization of discount attributable to Beneficial Conversion Features recognized on Convertible Notes recognized during the quarter ended December 31 2016 as compared to the same period ended 2015 offset by decreases in Research and Development as well as General and Administrative expenses recognized during the quarter ended December 31 2016 as compared to the same period ended 2015 as well as the recognition during the quarter ended December 31 2016 of Other Income of $31,846 recognized in connection with elimination of certain payroll tax liabilities ..

As of December 31, 2016 we had $220,718 cash on hand and current liabilities of $733,004 such liabilities consisting of Accounts Payable, Notes Payable, Amounts Due to Shareholder and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. During the twelve months ended September 30, 2016 the Company raised $300,000 through the issuance of convertible debt and $1,254,751 through the issuance of equity securities. During the three months ended December 31, 2016 the Company raised $240,000 through the issuance of convertible debt and $560,000 through the issuance of equity securities.

As of December 31, 2016 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October 1, 2016 and ending on December 31, 2016, David Koos and Todd S. Caven , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock:

On November 8, 2016 the Company sold 5,000,000 of its Common Shares (“Shares”) for consideration of $112,500.

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

On November 9, 2016 the Company sold 500,000 (“Shares”) of its Common Shares for consideration of $12,500.

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

On December 19, 2016 the Company sold 7,700,000 of its Common Shares (“Shares”) for consideration of $142,500

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

On January 5, 2017 the Company sold 1,000,000 of its Common Shares (“Shares”) for consideration of $12,500

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

Series A Preferred Shares

On November 8, 2016 the Company sold 5,000,000 of its Series A Preferred Shares (“Shares”) for consideration of $112,500.

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

On November 9, 2016 the Company sold 500,000 of its Series A Preferred Shares (“Shares”) for consideration of $12,500.

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

On December 19, 2016 the Company sold 9,700,000 of its Series A Preferred Shares (“Shares”) for consideration of $ 167,500

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

On January 5, 2017 the Company sold 1,000,000 of its Series A Preferred Shares (“Shares”) for consideration of $ 12,500

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

Convertible Notes

On October 7, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

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

On October 31, 2016 (“Issue date”) the Company issued a second Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is two years from the issue date.

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

On October 31, 2016 (“Issue date”) the Company issued a third Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

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

On October 31, 2016 (“Issue date”) the Company issued a fourth Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

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

On December 22, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of $40,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

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

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Form of Unit Purchase Agreement $100,000 (a)
10.2	Form of Unit Purchase Agreement $100,000 (b)
10.3	Form of Unit Purchase Agreement $25,000 ( c)
10.4	Form of Unit Purchase Agreement dated 10/25/2016(d)
10.5	Form of Unit Purchase Agreement 3 million Units ( e)
10.6	Form of Unit Purchase Agreement 500,00 Units(f)
10.7	Form of Unit Purchase Agreement 1,500,000 Units (g)
10.8	Form of Unit Purchase 1,750,000 Units (h)
10.9	Convertible Note $50,000
10.10	Convertible Note $50,000
10.11	Convertible Note $50,000
10.12	Convertible Note $50,000
10.13	Convertible Note $40,000
10.14	Form of Unit Purchase Agreement $25,000
10.15	Text of Certificate of Designations Series M Preferred Stock (i)

(a)	Incorporated by reference to Exhibit 10.79 of the Company’s Form 10-K for the year ended September 30, 2016
(b)	Incorporated by reference to Exhibit 10.80 of the Company’s Form 10-K for the year ended September 30, 2016
(c)	Incorporated by reference to Exhibit 10.81 of the Company’s Form 10-K for the year ended September 30, 2016
(d)	Incorporated by reference to Exhibit 10.82 of the Company’s Form 10-K for the year ended September 30, 2016
(e)	Incorporated by reference to Exhibit 10.83 of the Company’s Form 10-K for the year ended September 30, 2016
(f)	Incorporated by reference to Exhibit 10.84 of the Company’s Form 10-K for the year ended September 30, 2016
(g)	Incorporated by reference to Exhibit 10.85 of the Company’s Form 10-K for the year ended September 30, 2016
(h)	Incorporated by reference to Exhibit 10.86 of the Company’s Form 10-K for the year ended September 30, 2016
(i)	Incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K filed January 20, 2017

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 23, 2017.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	January 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 23, 2017.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	January 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 23, 2017.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	January 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 23, 2017.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Principal Accounting Officer
Date:	January 23, 2017

