Form 10-Q/A
period 2015-03-31
Regen BioPharma Inc
filed 2017-03-30
CIK 1589150

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q/A

Amendment No. 1

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

Yes ☐ No ☒

EXPLANATORY NOTE: THIS AMENDMENT NO.1 TO REGEN BIOPHARMA, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

PART 1, ITEM 1 FINANCIAL STATEMENTS

PART 1, ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE COMPANY HAS NOT MODIFIED OR UPDATED DISCLOSURES PRESENTED IN THE ORIGINAL FILING, EXCEPT AS INDICATED ABOVE. ACCORDINGLY, THIS AMENDMENT DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING AND DOES NOT MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS, EXCEPT AS SPECIFICALLY REFERENCED HEREIN. INFORMATION NOT AFFECTED BY THE ABOVE AMENDMENTS IS UNCHANGED AND REFLECTS THE DISCLOSURES MADE AT THE TIME OF THE ORIGINAL FILING.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of March 31, 2015 (unaudited) (as restated)	As of September 30, 2014
ASSETS
CURRENT ASSETS
Cash	521,974	0
Note Receivable	12,051	10,422
Accrued Interest Receivable	784	233
Total Current Assets	534,809	10,655

TOTAL ASSETS	534,809	10,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	6,137
Accounts payable	16,207	3,305
Notes Payable	133,751	120,169
Accrued payroll taxes	2,976	8,463
Accrued Interest	14,635	2,212
Accrued Reent	5,000
Accrued Payroll	7,501
Total Current Liabilities	180,070	140,286
Total Liabilities	180,070	140,286

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 109,310,811 issued and outstanding as of March 31, 2015, 2014 and 51,907,917 shares issued and outstanding September 30, 2014	10,932	5,191
Preferred Stock, 0.0001 par value, 100,000,000 authorized and Five Million authorized as of March 31, 2015 and September 30, 2014 respectively
Series A Preferred 90,000,000 Authorized and 0 authorized, 57,134, 079 and 0 outstanding as of March 31, 2105 and September 30, 2014 respectively	5,714
Series AA Preferred $0.0001 par value 600,000 authorized and 30, 000 and 0 outstanding as of March 31, 2015 and September 30, 2014 respectively	3	0
Additional Paid in capital	1,725,670	485,097
Contributed Capital	743,658	658,658
Retained Earnings (Deficit) accumulated during the development stage	(2,131,238)	(1,278,577)
Total Stockholders' Equity (Deficit)	354,739	(129,631)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	534,809	10,655

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS

	Three months ended March 31, 2015 (unaudited) (as restated)	Three Months ended March 31, 2014 (unaudited)	Six Months ended March 31, 2015 (unaudited) (as restated)	Six Months ended March 31, 2014 (unaudited)
REVENUES	0	0	0	0

COST AND EXPENSES
Research and Development	22,969	8,042	25,206	13,867
General and Administrative	303,536	133,086	442,989	262,381
Consulting and Professional Fees	279,913	28,915	339,761	79,630
Rent	15,000	0	26,871	0
Total Costs and Expenses	621,419	170,043	834,828	355,878

OPERATING LOSS	(621,419)	(170,043)	(834,828)	(355,878)

OTHER INCOME & (EXPENSES)
Interest Income	291	0	551	0
Interest Expense	(9,188)	0	(15,230)	0
Capital contribution to parent	0	(16,158)		(39,852)
Preferred shares issued pursuant to contractual obligations	(3,154)	0	(3,154)	0

TOTAL OTHER INCOME (EXPENSE)	(12,051)	(16,158)	(17,833)	(39,852)

NET INCOME (LOSS)	(633,470)	(186,201)	(852,661)	(395,730)
BASIC AND FULLY DILUTED
EARNINGS (LOSS) PER SHARE	(0.0088)	(0.004)	(0.0092)	(0.0080)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	71,986,230	51,910,000	93,139,424	51,552,253

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended March 31, 2015 (as restated)	Six Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(852,661)	(395,730)
Adjustments to reconcile net Income to net cash

Preferred Stock issued for Expenses	$100	0
Preferred Stock issued for interest	891	0
Common Stock issued for expenses
Preferred Stock issued pursuant to contractual obligations	3,154	0
Common Stock issued to Consultants	226,177	0
Preferred Stock issued to Consultants	420	0
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	12,902	833
(Increase) Decrease in Notes Receivable	(1,629)	0
(Increase) Decrease in Interest Receivable	(551)	0
Increase ( Decrease) in Bank Overdraft	(6,137)	0
Increase (Decrease) in accrued Expenses	19,437	6,764
Increase in Additional Paid in Capital	132,603	0
Net Cash Provided by (Used in) Operating Activities	$(465,294)	(388,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	0	300,000
Increase in Contributed Capital	85,000	95,000
Increase ( Decrease) in Notes Payable	19,582	0
Increase in Convertible Notes payable	882,686	0
Net Cash Provided by (Used in) Financing Activities	987,268	395,000

Net Increase (Decrease) in Cash	$521,974	6,867

Cash at Beginning of Period	0	115,922

Cash at End of Period	$521,974	122,789

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$882,686
Preferred Shares issued for Debt	$6,000

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 2,131,238 during the period from April 24, 2012 (inception) through March 31, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. INCOME TAXES

As of March 31, 2015

Deferred tax assets:
Net operating tax carry forwards	$724,621
Other	-0-
Gross deferred tax assets	724,621
Valuation allowance	(724,621)
Net deferred tax assets	$-0-

As of March 31, 2014 the Company has a Deferred Tax Asset of $724,621 completely attributable to net operating loss carry forwards of approximately $2,131,238 (which expire 20 years from the date the loss was incurred).

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

On March 6, 2015 19,932,520 Common Shares were issued in satisfaction of $557,686 of convertible indebtedness and $890 of accrued interest on Convertible Notes.

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

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Regen’s quarterly financial statements for the period ended March 31, 2015 the Company determined that the recognition of $8,179,432 of expenses recognized during the quarter ended March 31, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of convertible notes issued by the Company should not have been recognized.

The following tables reflect the corrections:

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of March 31, 2015 (unaudited)	Adjustments	As of March 31, 2015 (unaudited) (as restated)
ASSETS
CURRENT ASSETS
Cash	521,974		521,974
Note Receivable	12,051		12,051
Accrued Interest Receivable	784		784
Total Current Assets	534,809		534,809

TOTAL ASSETS	534,809		534,809

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0		0
Accounts payable	16,207		16,207
Notes Payable	133,751		133,751
Accrued payroll taxes	2,976		2,976
Accrued Interest	14,635		14,635
Accrued Rent	5,000		5,000
Accrued Payroll	7,501		7,501
Total Current Liabilities	180,070		180,070
Total Liabilities	180,070		180,070

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 109,310,811 issued and outstanding as of March 31, 2015, 2014 and 51,907,917 shares issued and outstanding September 30, 2014	10,932		10,932
Preferred Stock, 0.0001 par value, 100,000,000 authorized and Five Million authorized as of March 31, 2015 and September 30, 2014 respectively
Series A Preferred 90,000,000 Authorized and 0 authorized, 57,134, 079 and 0 outstanding as of March 31, 2105 and September 30, 2014 respectively	5.714		5.714
Series AA Preferred $0.0001 par value 600,000 authorized and 30, 000 and 0 outstanding as of March 31, 2015 and September 30, 2014 respectively	3		3
Additional Paid in capital	9,905,102	(8,179,432)	1,725,670
Contributed Capital	743,658		743,658
Retained Earnings (Deficit) accumulated during the development stage	(10,310,670)	8,179,432	(2,131,238)
Total Stockholders' Equity (Deficit)	354,739		354,739

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	534,809		534,809

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS

	Three months ended March 31, 2015 (unaudited)	Adjustments	Three months ended March 31, 2015 (unaudited) (as restated)	Six Months ended March 31, 2015 (unaudited)	Adjustments	Six Months ended March 31, 2015 (unaudited) (as restated)
REVENUES	0		0	0		0

COST AND EXPENSES
Research and Development	22,969		22,969	25,206		25,206
General and Administrative	303,536		303,536	442,989		442,989
Consulting and Professional Fees	279,913		279,913	339,761		339,761
Rent	15,000		15,000	26,871		26,871
Total Costs and Expenses	621,419		621,419	834,828		834,828

OPERATING LOSS	(621,419)		(621,419)	(834,828)		(834,828)

OTHER INCOME & (EXPENSES)
Interest Income	291		291	551		551
Interest Expense	(9,188)		(9,188)	(15,230)		(15,230)
Capital contribution to parent	0		0
Loss on issuance of common shares for less than fair value	(8,179,432)	8,179,432	—	(8,179,432)	8,179,432	—
Preferred shares issued pursuant to contractual obligations	(3,154)		(3,154)	(3,154)		(3,154)

TOTAL OTHER INCOME (EXPENSE)	(8,191,483)		(12,051)	(8,197,265)		(17,833)

NET INCOME (LOSS)	(8,812,901)		(633,470)	(9,032,092)		(852,661)
BASIC AND FULLY DILUTED
EARNINGS (LOSS) PER SHARE	(0.1224)		(0.0088)	(0.0970)		(0.0092)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	71,986,230		71,986,230	93,139,424		93,139,424

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended March 31, 2015	Adjustments	Six Months Ended March 31, 2015 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(9,032,092)	8,179,432	(852,661)
Adjustments to reconcile net Income to net cash

Preferred Stock issued for Expenses	100		100
Preferred Stock issued for interest	891		891
Common Stock issued for expenses
Preferred Stock issued pursuant to contractual obligations	3,154		3,154
Common Stock issued to Consultants	226.177		226,177
Preferred Stock issued to Consultants	420		420
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	12,902		12,902
(Increase) Decrease in Notes Receivable	(1,629)		(1,629)
(Increase) Decrease in Interest Receivable	(551)		(551)
Increase ( Decrease) in Bank Overdraft	(6,137)		(6,137)
Increase (Decrease) in accrued Expenses	19,437		19,437
Increase in Additional Paid in Capital	132,603		132,603
Net Cash Provided by (Used in) Operating Activities	(465,294)		(465,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	0		0
Increase in Contributed Capital	85,000		85,000
Increase ( Decrease) in Notes Payable	19,582		19,582
Increase in Convertible Notes payable	882,686		882,686
Increase in issuance of stock below fair value	8,179,432	(8,179,432)	—
Net Cash Provided by (Used in) Financing Activities	987,268		987,268

Net Increase (Decrease) in Cash	521,974		521,974

Cash at Beginning of Period	0		0

Cash at End of Period	521,974		521,974

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	882,686		882,686
Preferred Shares issued for Debt	6,000		6,000

The Accompanying Notes are an Integral Part of These Financial Statements

NOTE 13. SUBSEQUENT EVENTS

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

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended March 31, 2015 and -0- for the three months ended March 31 , 2014. Net Losses were $633,470 for the three months ended March 31, 2015 and $186,201 for the same period ended 2014.

The increase in Net Losses of approximately 240% is primarily attributable to increases in expenses attributable to Research and Development , General and Administrative, Consulting, and Rents recognized incurred during the three months ended March 31, 2015 as compared to the same period ended 2014.

Revenues from operations were $0 for the six months ended March 31, 2015 and -0- for the six months ended March 31 , 2014. Net Losses were $852,661 for the six months ended March 31, 2015 and $395,730 for the same period ended 2014.

The increase in Net Losses of approximately 115% is primarily attributable to increases in expenses attributable to Research and Development , General and Administrative, Consulting, and Rents recognized incurred during the six months ended March 31, 2015 as compared to the same period ended 2014.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the quarter ended March 31, 2015 the Company raised $775,000 through the issuance of convertible debt.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2015 and ending on March 31, 2015, David Koos and Todd S. Caven , who serve as the Company's Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Form of Convertible Note* *filed previously as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Regen Biopharma, Inc.

Dated: 3/30/2017	By: /s/ David Koos
David Koos
Chief Executive Officer

Dated: 3/30/2017	By: /s/ Todd S. Caven
Todd S. Caven
Chief Financial Officer

