Form 10-Q/A
period 2015-06-30
Regen BioPharma Inc
filed 2017-03-30
CIK 1589150

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

Yes ☐ No ☒

EXPLANATORY NOTE:

THIS AMENDMENT NO.1 TO REGEN BIOPHARMA, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2015 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

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
	(unaudited)
	restated
ASSETS
CURRENT ASSETS
Cash	208,582	0
Note Receivable	12,051	10,422
Prepaid Expenses	6,289
Accrued Interest Receivable	1,081	233
Total Current Assets	228,003	10,655

TOTAL ASSETS	228,003	10,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	6,137
Accounts payable	1,190	3,305
Notes Payable	103,751	120,169
Accrued payroll taxes	6,692	8,463
Accrued Interest	18,147	2,212
Accrued Rent	5,000
Accrued Payroll	10,501
Total Current Liabilities	145,281	140,286
Total Liabilities	145,281	140,286

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 113,525,096 issued and outstanding as of June 30, 2015 and 51,907,917 shares issued and outstanding September 30, 2014	11,353	5,191
Preferred Stock, 0.0001 par value, 100,000,000 authorized and Five Million authorized as of June 30, 2015 and September 30, 2014 respectively
Series A Preferred 90,000,000 Authorized and 0 authorized, 60,548,364 and 0 outstanding as of June 30, 2105 and September 30, 2014 respectively	6,055
Series AA Preferred $0.0001 par value 600,000 authorized and 30, 000 and 0 outstanding as of June 30, 2015 and September 30, 2014 respectively	3	0
Additional Paid in capital	2,300,262	485,097
Contributed Capital	728,658	658,658
Retained Earnings (Deficit) accumulated during the development stage	(2,963,609)	(1,278,577)
Total Stockholders' Equity (Deficit)	82,722	(129,631)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	228,003	10,655

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS

	Three months ended	Three months ended	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	restated		restated
REVENUES	0	0	0	0

COST AND EXPENSES
Research and Development	68,081	0	93,287	13,867
General and Administrative	463,765	127,580	906,754	389,961
Consulting and Professional Fees	73,364	30,287	413,125	109,917
Rent	16,200	0	43,071	0
Total Costs and Expenses	621,410	157,867	1,456,238	513,745

OPERATING LOSS	(621,410)	(157,867)	(1,456,238)	(513,745)

OTHER INCOME & (EXPENSES)
Interest Income	297	14	848	14
Refunds of amounts previously paid	0	490	0	490
Interest Expense	(3,512)	0	(18,742)	0
Capital contribution to parent	0	(8,658)	0	(48,510)
Loss on issuance of common shares for less than fair value	(207,425)	0	(207,425)	0
Preferred shares issued pursuant to contractual obligations	(321)	0	(3,475)	0

TOTAL OTHER INCOME (EXPENSE)	(210,961)	(8,154)	(228,794)	(48,006)

NET INCOME (LOSS)	(832,371)	(166,021)	(1,685,032)	(561,751)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0075)	(0.0032)	(0.0212)	(0.0152)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	110,648,054	51,909,907	79,454,728	37,082,956

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014
	restated
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(1,685,032)	$(561,751)
Adjustments to reconcile net Income to net cash

Preferred Stock issued for Expenses	100
Preferred Stock issued for interest	891
Common Stock issued for expenses
Preferred Stock issued pursuant to contractual obligations	3,475
Common Stock issued to Consultants	226,177
Preferred Stock issued to Consultants	440
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	(2,115)	117
(Increase) Decrease in Notes Receivable	(1,629)	(2,222)
(Increase) Decrease in Interest Receivable	(848)	(14)
Increase ( Decrease) in Bank Overdraft	(6,137)
Increase (Decrease) in accrued Expenses	29,665	7,343
Increase in issuance of stock below fair value	207,425
(Increase) Decrease in Prepaid Expenses	(6,289)
Increase in Additional Paid in Capital	380,191
Net Cash Provided by (Used in) Operating Activities	(853,686)	(556,527)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	0	300,000
Increase in Contributed Capital	70,000	140,000
Increase ( Decrease) in Notes Payable	19,582	50,000
Increase in Convertible Notes payable	972,686
Net Cash Provided by (Used in) Financing Activities	1,062,268	490,000

Net Increase (Decrease) in Cash	$208,582	$(66,527)

Cash at Beginning of Period	0	115,922

Cash at End of Period	$208,582	$49,395

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$1,002,686
Preferred Shares issued for Debt	$6,000

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 2,963,609 during the period from April 24, 2012 (inception) through June 30, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. INCOME TAXES

As of June 30, 2015

Deferred tax assets:
Net operating tax carry forwards	$1,007,627
Other	-0-
Gross deferred tax assets	1,007,627
Valuation allowance	(1,007,627)
Net deferred tax assets	$-0-

As of June 30, 2015 the Company has a Deferred Tax Asset of $1,007,627 completely attributable to net operating loss carry forwards of approximately $2,963,609 (which expire 20 years from the date the loss was incurred).

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

NOTE 11. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Regen’s quarterly financial statements for the three month period ended June 30, 2015 the Company determined that $730,000 of expenses recognized during the quarter ended June 30, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of convertible notes issued by the Company should not have been recognized.

The following tables reflect the corrections:

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of	adjustments	As of
	June 30, 2015		June 30, 2015
	(unaudited)		(unaudited)
			restated
ASSETS
CURRENT ASSETS
Cash	208,582		208,582
Note Receivable	12,051		12,051
Prepaid Expenses	6,289		6,289
Accrued Interest Receivable	1,081		1,081
Total Current Assets	228,003		228,003

TOTAL ASSETS	228,003		228,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	1,190		1,190
Notes Payable	103,751		103,751
Accrued payroll taxes	6,692		6,692
Accrued Interest	18,147		18,147
Accrued Rent	5,000		5,000
Accrued Payroll	10,501		10,501
Total Current Liabilities	145,281		145,281
Total Liabilities	145,281		145,281

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 113,525,096 issued and outstanding as of June 30, 2015 and 51,907,917 shares issued and outstanding September 30, 2014	11,353		11,353
Preferred Stock, 0.0001 par value, 100,000,000 authorized and Five Million authorized as of June 30, 2015 and September 30, 2014 respectively
Series A Preferred 90,000,000 Authorized and 0 authorized, 60,548,364 and 0 outstanding as of June 30, 2105 and September 30, 2014 respectively	6,055		6,055
Series AA Preferred $0.0001 par value 600,000 authorized and 30, 000 and 0 outstanding as of June 30, 2015 and September 30, 2014 respectively	3		3
Additional Paid in capital	11,209,694	(8,909,432)	2,300,262
Contributed Capital	728,658		728,658
Retained Earnings (Deficit) accumulated during the development stage	(11,873,041)	8,909,432	(2,963,609)
Total Stockholders' Equity (Deficit)	82,722		82,722

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	228,003		228,003

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS

	Three months ended	adjustments	Three months ended	Nine Months Ended	adjustments	Nine Months Ended
	June 30, 2015		June 30, 2015	June 30, 2015		June 30, 2015
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
			(as restated)			(as restated)
REVENUES	0		0	0		0

COST AND EXPENSES
Research and Development	68,081		68,081	93,287		93,287
General and Administrative	463,765		463,765	906,754		906,754
Consulting and Professional Fees	73,364		73,364	413,125		413,125
Rent	16,200		16,200	43,071		43,071
Total Costs and Expenses	621,410		621,410	1,456,238		1,456,238

OPERATING LOSS	(621,410)		(621,410)	(1,456,238)		(1,456,238)

OTHER INCOME & (EXPENSES)
Interest Income	297		297	848		848
Refunds of amounts previously paid
Interest Expense	(3,512)		(3,512)	(18,742)		(18,742)
Capital contribution tp parent	0		0	0		0
Loss on issuance of common shares for
less than fair value	(937,425)	730,000	(207,425)	(9,116,857)	8,909,432	(207,425)
Preferred shares issued pursuant to
contractual obligations	(321)		(321)	(3,475)		(3,475)

TOTAL OTHER INCOME (EXPENSE)	(940,961)		(210,961)	(9,138,226)		(228,794)

NET INCOME (LOSS)	(1,562,371)		(832,371)	(10,594,463)		(1,685,032)
BASIC AND FULLY DILUTED
EARNINGS (LOSS) PER SHARE	(0.0141)		(0.0075)	(0.1333)		(0.0212)
WEIGHTED AVERAGE NUMBER OF COMMON	110,648,054		110,648,054	79,454,728		79,454,728
SHARES OUTSTANDING

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended	Adjustments	Nine Months Ended
	June 30, 2015		June 30, 2015
			Restated
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(10,594,463)	8,909,432	(1,685,032)
Adjustments to reconcile net Income to net cash

Preferred Stock issued for Expenses	$100		100
Predrred Stock issued for interest	$891		891
Common Stock issued for expenses
Preferred Stock issued pursuant to contractual obligations	$3,475		3,475
Common Stock issued to Consultants	$226,177		226,177
Preferred Stock issued to Consultants	$440		440
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	$(2,115)		(2,115)
(Increase) Decrease in Notes Receivable	$(1,629)		(1,629)
(Increase) Decrease in Interest Receivable	$(848)		(848)
Increase ( Decrease) in Bank Overdraft	$(6,137)		(6,137)
Increase (Decrease) in accrued Expenses	$29,665		29,665
(Increase) Decrease in Prepaid Expenses	$(6,289)		(6,289)
Increase in issuance of stock below fair value	$9,116,857	(8,909,432)	207,425
Increase in Additional Paid in Capital	$380,191		380,191
Net Cash Provided by (Used in) Operating Acitivities	$(853,686)		(853,685)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	0		0
Increase in Contributed Capital	70,000		70,000
Increase ( Decrease) in Notes Payable	19,582		19,582
Increase in Convertible Notes payable	972,686		972,686
Net Cash Provided by (Used in) Financing Activities	1,062,268		1,062,268

Net Increase (Decrease) in Cash	$208,582		208,583

Cash at Beginning of Period	0		0

Cash at End of Period	$208,582		208,583

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$1,002,686
Preferred Shares issued for Debt	$6,000

The Accompanying Notes are an Integral Part of These Financial Statements

NOTE 12. SUBSEQUENT EVENTS

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

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended June 30, 2015 and -0- for the three months ended June 30 , 2014. Net Losses were $832,371 for the three months ended June 30, 2015 and $166,021 for the same period ended 2014.

The increase in Net Losses of approximately 401% is primarily attributable to the recognition of $16,000 of rental expenses during the quarter ended June 30, 2015, the recognition of $3,512 of interest expense during the quarter ended June 30, 2015, as well as an increase in expenses related to General and Administrative, Research and Development, and consulting and professional Fees incurred during the quarter ended June 30, 2015 as compared to the same quarter ended 2014.

Revenues from operations were $0 for the nine months ended June 30, 2015 and -0- for the nine months ended June 30, 2014. Net Losses were $1,685,032 for the nine months ended June 30, 2015 and $561,471 for the same period ended 2014.

The increase in Net Losses of approximately 200% is primarily attributable to increases in expenses attributable to Research and Development , General and Administrative, Consulting, and Rents recognized incurred during the nine months ended June 30, 2015 as compared to the same period ended 2014.

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

31.1 Certification of Chief Executive Officer

31.2 Certification of Acting Chief Financial Officer

32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

10.1 Form of Convertible Note (c)

10.2 AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND ZANDER THERAPEUTICS, INC. (a)

10.3 AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND SANTOSH KESARI (b)

(a)	Incorporated by reference to Exhibit 10.1 of that Form 8-K filed by the Company dated June 25, 2015
(b)	Incorporated by reference to Exhibit 10.1 of that Form 8-K filed by the Company dated June 10, 2015
(c)	Filed previously as Exhibit 10.1 with the Company’s Form 10-Q for the period ended June 30, 2015

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Regen Biopharma, Inc.

Dated: 03/30/2017	By: /s/ David Koos
David Koos
Chief Executive Officer

Dated: 03/30/2017	By: /s/ Todd S. Caven
Todd S. Caven
Chief Financial Officer

