Form 10-K/A
period 2015-09-30
Regen BioPharma Inc
filed 2017-03-30
CIK 1589150

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K/A

Amendment No 1.

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

EXPLANATORY NOTE:

THIS AMENDMENT NO.1 TO REGEN BIOPHARMA, INC’S (THE “COMPANY”) FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2015 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9A. CONTROLS AND PROCEDURES

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

On November 20, 2014 the Company and Dr. Christine Ichim entered into a Consulting Agreement (“Christine Ichim Consulting Agreement”). Pursuant to the Christine Ichim Consulting Agreement, Dr. Ichim shall invent for the Company the following:

a)	Cord Blood Small Molecule (“CBSM invention”)

b)	Cancer Small Molecule Ligand Binding (“CSMLB Invention”)

c)	Cancer Small Molecule Alpha helix Inhibitor (“CSMAI Invention”ancer Small Molecule Alpha helix Inhibitor (“CSMAI Invention”)

d)	Cancer Small Molecule using 170 Compound List (“CSM170 Invention”)

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

DCELLVAX for pharmaceutical products for the prevention and treatment of cancer ;

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

Material Changes in Results of Operations

Revenues from continuing operations were $192,000 for the fiscal year ended September 30, 2015 and $0 for the fiscal year ended September 30, 2014. Net losses were$ 2,210,716 for the fiscal year ended September 30, 2015 and $756,353 for the same year ended 2014.

The increase in Net Losses of 192 % is primarily attributable to the recognition of $58,000 of Rental Expenses, and increases in Research and Development Related expenses, General and Administrative Expenses, and Interest Expense offset by the recognition of Revenue in the amount of $192,000 and Interest Income in the amount of $1,148 recognized during the twelve months ended September 30, 2015.

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

As discussed in Note 11 of the accompanying financial statements, the 2015 financial statements have been restated to correct an error.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

January 4, 2016, except for Note 11, as to which the date is March 23, 2017

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of September 30, 2015 (restated)	As of September 30, 2014
ASSETS
CURRENT ASSETS
Cash	38,620	0
Note Receivable	12,051	10,422
Prepaid Expenses	10,000	0
Accrued Interest Receivable	1,381	233
Total Current Assets	62,052	10,655

OTHER ASSETS
Available for Sale Securities	158,400	0
Total Other Assets	158,400	0

TOTAL ASSETS	220,452	10,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	6,137
Accounts payable	25,854	3,305
Notes Payable	222,751	120,169
Accrued payroll taxes	1,940	8,463
Accrued Interest	21,093	2,212
Accrued Rent	10,000	0
Accrued Payroll	36,001	0
Total Current Liabilities	317,639	140,286
Total Liabilities	317,639	140,286

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 51,907,917 shares issued and outstanding September 30, 2014	11,474	5,191
Preferred Stock, 0.0001 par value, 100,000,000 authorized and Five Million authorized as of September 30, 2015 and September 30, 2014 respectively
Series A Preferred 90,000,000 Authorized and 0 authorized, 60,981,697 and 0 outstanding as of September 30, 2105 and September 30, 2014 respectively 60,981,697 and 0 outstanding as of September 30, 2105 and September 30, 2014 respectively	6,098	0
Series AA Preferred $0.0001 par value 600,000 authorized and 30, 000 and 0 outstanding as of September 30, 2015 and September 30, 2014 respectively	3	0
Additional Paid in capital	2,679,473	485,097
Contributed Capital	728,658	658,658
Retained Earnings (Deficit) accumulated during the development stage	(3,489,293)	(1,278,577)
Accumulated Other Comprehensive Income	(33,600)	0
Total Stockholders' Equity (Deficit)	(97,187)	(129,631)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	220,452	10,655

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS

	Year Ended September 30, 2015 (restated)	Year Ended September 30, 2014
REVENUES	192,000	0

COST AND EXPENSES
Research and Development	282,295	23,867
General and Administrative	1,314,208	523,906
Consulting and Professional Fees	516,701	158,581
Rent	58,071	0
Total Costs and Expenses	2,171,276	706,354

OPERATING LOSS	(1,979,276)	(706,354)

OTHER INCOME & (EXPENSES)
Interest Income	1,148	233
Refunds of amounts previously paid	0	490
Interest Expense	(21,688)	(2,212)
Capital contribution tp parent		(48,510)
Loss on issuance of common shares for
less than fair value	(207,425)	0
Preferred shres issued pursuant to
contractual obligations	(3,475)	0

TOTAL OTHER INCOME (EXPENSE)	(231,440)	(49,999)

NET INCOME (LOSS)	(2,210,716)	(756,353)
BASIC AND FULLY DILUTED
EARNINGS (LOSS) PER SHARE	(0.0251)	(0.0146)
WEIGHTED AVERAGE NUMBER OF COMMON	88,185,098	51,731,057
SHARES OUTSTANDING

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME

	Year Ended September 30,
	2015	2014
	(restated)
Net Income (Loss)	$(2,210,716)	$(756,353)
Add:
Unrealized Gains on Securities	0	0
Less:
Unrealized Losses on Securities	(33,600)	0
Total Other Comprehensive Income (Loss)	(33,600)	0
Comprehensive Income	$(2,244,316)	(756,353)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
Statement of shareholder's equity
For the years ended September 30, 2015 and 2014
(Restated)

	Series A Preferred		Series AA Preferred		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2013					51,610,000	5,161	185,127	(522,224)	447,858		115,922
Common Stock issued for Cash at $1.00 per share issued October 14, 2013					100000	10	99990				100000
Common Stock issued for Cash at $1.00 per share issued November 15, 2013					100000	10	99990				100000
Common Stock issued for Cash at $1.00 per share issued December 12, 2013					100000	10	99990				100000
Contributed Capital October 1, 2013 to December 31 2013									45000		45000
Net Loss October 1, 2013 to December 31, 2103								(209,529)			(209,529)
Balance December 31, 2013					51,910,000	5,191	485,097	(731,753)	492,858		251,393
Contributed Capital January 1, 2014 to March 31 2014									50000		50000
Net Loss January 1, 2014 to March 31 2014								(186,201)			(186,201)

Balance March 31, 2014					51,910,000	5,191	485,097	(917,954)	542,858		115,192
Common Stock cancelled June 26, 2014					(2,083)
Contributed Capital April 1, 2014 to June 30, 2014									45000		45000
Net Loss April 1, 2014 to June 30, 2014								(166,021)			(166,021)
Balance June 30 , 2014					51,907,917	5,191	485,097	(1,083,975)	587,858		(5,829)
Contributed Capital July 1, 2014 to September 30, 2014									70,800		70,800
Net Loss July 1, 2014 to September 30, 2014								(194,602)			(194,602)
Balance September 30, 2014					51,907,917	5,191	485,097	(1,278,577)	658,658		(129,631)
Common Stock issued to Consultant 10/30/2014					136,000	14	22,426				22,440
Contributed Capital October 1, 2014 to December 31, 2014									65,000		65,000
Net Loss October 1, 2014 to December 31, 2014								(219,191)			(219,191)
Balance December 31, 2014	0	0	0	0	52,043,917	5,205	507,523	(1,497,768)	723,658		(261,382)
Restricted Stock award issued to Employee 2/13/2015					9,000,000	900	(900)				0
Restricted Stock award issued to Employee 2/13/2015					7,500,000	750	(750)				0
Restricted Stock award issued to Employee 2/13/2015					6,000,000	600	(600)				0
Restricted Stock award issued to Employee 2/13/2015					2,500,000	250	(250)				0
Preferred Stock issued for Debt			10,000	1			1,999				2,000
Common Shares issued for services 3/6/2015					500,000	50	139,950				140,000
Common Shares issued for services 3/6/2015					227,632	23	63,716				63,739
Common Shares issued for debt March 6, 2015					19,932,520	1,993	556,582				558,575
Common Shares issued for debt March 9, 2015					6,249,599	625	174,375				175,000
Preferred Stock issued as dividend 3/11/2015	10,395,217	1,040					(1,040)				0
Common Shares issued for debt March 17,2015					1,785,714	179	49,821				50,000
Common Shares issued for debt March 26,2015					3,571,429	357	99,643				100,000
Restricted Stock award issued to Employees 3/17/2015	10,000,000	1,000					(1,000)				0
Preferred Shares issued for Purchase of Patent	1,000,000	100									100
Preferred Shares issued pursuant to contractual obligations 3/17/2015	31,538,862	3,154									3,154
Preferred Shares issued for Debt			20,000	2			3,998				4,000
Preferred Shares issued to Consultants for Services 3/26/2015	4,200,000	420									420
Loss on Issuance of Securities for Less than fair value recognized during quarter											0
Restricted Stock Award compensation expense recognized during Quarter ended march 31, 2015							132,603				132,603
Contributed Capital January 1, 2015 to March 31, 2015									20,000		20,000
Net Loss for the quarter ended March 31, 2015								(633,470)			(633,470)
Balance March 31, 2015	57,134,079	5,714	30,000	3	109,310,811	10,932	1,725,671	(2,131,238)	743,658		354,739
common Shares issued for debt 4/14/2015					1,428,571	143	39,857				40,000
Preferred Shares issued pursuant to contractual obligations 4/14/2015	1,428,571	143									143
Common Shares issued for Debt 5/12/2014					500,000	50	14,950				15,000
Common Shares issued for Debt 5/18/2014					500,000	50	14,951				15,000
Preferred Shares issued to Consultants for Services 5/19/2015	200,000	20									20
Common Shares issued for Debt 5/19/2015					1,785,714	178	49,822				50,000
Preferred Shares issued pursuant to contractual Obligations 5/19/2015	1,785,714	178									178
Loss on Issuance of Securities for Less than fair value recognized during quarter							207,425				207,425
Restricted Stock Award compensation expense recognized during Quarter ended June 30, 2015							247,588				247,588
Contributed Capital April 1, 2015 to June 30, 2015									(15,000)		(15,000)
Net Loss for the quarter ended June 30, 2015								(832,371)			(832,371)
Balance June 30, 2015	60,548,364	6,055	30,000	3	113,525,096	11,353	2,300,263	(2,963,609)	728,658		82,722
Common Shares issued for services to Consultant 7/01/2015					412,242	41	61,795				61,836
Common Shares issued for services to Consultant 8/17/2015					149,934	14	19,927				19,941
Preferred Shares issued for services to Consultant 8/19/2015	100,000	10									10
Common Shares issued for Cash at $0.05 per share issued 9/18/2015					666,666	66	33,267				33,333
Preferred Shares issued for Cash at $0.05 per share issued 9/18/2015	333,333	33					16,634				16,667
Restricted Stock Award compensation expense recognized during Quarter ended September 30, 2015							247,588				247,588
Unrealized Loss on Securities Available for Sale recognized during Quarter ended September 30, 2015										(33,600)	(33,600)
Net Loss for the quarter ended September 30, 2015								(525,684)			(525,684)
Balance September 30, 2015	60,981,697	6,098	30,000	3	114,753,938	11,474	2,679,473	(3,489,293)	728,658	(33,600)	(97,187)

The Accompanying Notes are an integral part of these Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS

	Year Ended September 30, 2015 (restated)	Year Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(2,210,716)	(756,353)
Adjustments to reconcile net Income to net cash
Securities Received as Payment for Services	(192,000)	0
Preferred Stock issued for Expenses	100	0
Preferred Stock issued for interest	891	0
Common Stock issued for expenses
Preferred Stock issued pursuant to contractual obligations	3,475	0
Common Stock issued to Consultants	307,955	0
Preferred Stock issued to Consultants	450	0
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	22,549	3,305
(Increase) Decrease in Notes Receivable	(1,629)	(10,422)
(Increase) Decrease in Interest Receivable	(1,148)	(233)
Increase ( Decrease) in Bank Overdraft	(6,137)	6,137
Increase (Decrease) in accrued Expenses	58,359	10,675
Increase in issuance of stock below fair value	207,425
(Increase) Decrease in Prepaid Expenses	(10,000)	0
Increase in Additional Paid in Capital	627,778
Net Cash Provided by (Used in) Operating Activities	(1,192,648)	(746,891)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	33,333	300,000
Preferred Stock issued for Cash	16,667	0
Increase in Contributed Capital	70,000	210,800
Increase ( Decrease) in Notes Payable	138,582	120,169
Increase in Convertible Notes payable	972,686	0
Net Cash Provided by (Used in) Financing Activities	1,231,268	630,969

Net Increase (Decrease) in Cash	$38,620	(115,922)

Cash at Beginning of Period	0	115,922

Cash at End of Period	$38,620	0

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$1,002,686	0
Preferred Shares issued for Debt	$6,000	0
Cash Paid for Interest	0	0
Cash Paid for Income Tax	0	0

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Financial Statements

As of September  30, 2015

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 3,489,293  during the period from April 24, 2012 (inception) through September 30, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. INCOME TAXES

As of September 30, 2015

Deferred tax assets:
Net operating tax carry forwards	$1,186,360
Other	-0-
Gross deferred tax assets	1,186,360
Valuation allowance	(1,186,360)
Net deferred tax assets	$-0-

As of September  30, 2015 the Company has a Deferred Tax Asset of $1,186,360 completely attributable to net operating loss carry forwards of approximately $3,489,293 (which expire 20 years from the date the loss was incurred).

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

NOTE 11. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Regen’s annual financial statements for the period ended September 30, 2015 the Company determined that the recognition of $ 8,984,432 of expenses recognized during the year ended September 30, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of convertible notes issued by the Company should not have been recognized.

The following tables reflect the corrections:

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of September 30, 2015	Adjustments	As of September 30, 2015 (restated)
ASSETS
CURRENT ASSETS
Cash	38,620		38,620
Note Receivable	12,051		12,051
Prepaid Expenses	10,000		10,000
Accrued Interest Receivable	1,381		1,381
Total Current Assets	62,052		62,052

OTHER ASSETS
Available for Sale Securities	158,400		158,400
Total Other Assets	158,400		158,400

TOTAL ASSETS	220,452		220,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0		0
Accounts payable	25,854		25,854
Notes Payable	222,751		222,751
Accrued payroll taxes	1,940		1,940
Accrued Interest	21,093		21,093
Accrued Rent	10,000		10,000
Accrued Payroll	36,001		36,001
Total Current Liabilities	317,639		317,639
Total Liabilities	317,639		317,639

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 51,907,917 shares issued and outstanding September 30, 2014	11,474		11,474
Preferred Stock, 0.0001 par value, 100,000,000 authorized and Five Million authorized as of September 30, 2015 and September 30, 2014 respectively
Series A Preferred 90,000,000 Authorized and 0 authorized, 60,981,697 and 0 outstanding as of September 30, 2105 and September 30, 2014 respectively 60,981,697 and 0 outstanding as of September 30, 2105 and September 30, 2014 respectively	6,098		6,098
Series AA Preferred $0.0001 par value 600,000 authorized and 30, 000 and 0 outstanding as of September 30, 2015 and September 30, 2014 respectively	3		3
Additional Paid in capital	11,663,905	(8,984,432)	2,679,473
Contributed Capital	728,658		728,658
Retained Earnings (Deficit) accumulated during the development stage	(12,473,725)	8,984,432	(3,489,293)
Accumulated Other Comprehensive Income	(33,600)		(33,600)
Total Stockholders' Equity (Deficit)	(97,187)		(97,187)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	220,452		220,452

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS

	Year Ended September 30, 2015	Adjustments	Year Ended September 30, 2015 Restated
REVENUES	192,000		192.000

COST AND EXPENSES
Research and Development	282,295		282,295
General and Administrative	1,314,208		1,314,208
Consulting and Professional Fees	516,701		516,701
Rent	58,071		58,071
Total Costs and Expenses	2,171,276		2,171,276

OPERATING LOSS	(1,979,276)		(1,979,276)

OTHER INCOME & (EXPENSES)
Interest Income	1,148		1,148
Refunds of amounts previously paid	0		0
Interest Expense	(21,688)		(21,688)
Capital contribution tp parent
Loss on issuance of common shares for
less than fair value	(9,191,857)	8,984,432	(207,425)
Preferred shres issued pursuant to
contractual obligations	(3,475)		(3,475)

TOTAL OTHER INCOME (EXPENSE)	(9,215,872)		(231,440)

NET INCOME (LOSS)	(11,195,147)		(2,210,715)
BASIC AND FULLY DILUTED
EARNINGS (LOSS) PER SHARE	(0.1270)		(0.0251)
WEIGHTED AVERAGE NUMBER OF COMMON	88,185,098		88,185,098
SHARES OUTSTANDING

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME

	Year Ended September 30,
			(as restated)
	2015	Adjustments	2015
Net Income (Loss)	$(11,195,147)	8,984,432	$(2,210,716)
Add:
Unrealized Gains on Securities	0		0
Less:
Unrealized Losses on Securities	(33,600)		(33,600)
Total Other Comprehensive Income (Loss)	(33,600)		(33,600)
Comprehensive Income	$(11,228,747)		(2,244,316)

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS

	Year Ended September 30, 2015	Adjustments	Year Ended September 30, 2015 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(11,195,147)	8,984,432	(2,210,716)
Adjustments to reconcile net Income to net cash

Securities Received as Payment for Services	(192,000)		(192,000)
Preferred Stock issued for Expenses	100		100
Predrred Stock issued for interest	891		891
Common Stock issued for expenses
Preferred Stock issued pursuant to contractual obligations	3,475		3,475
Common Stock issued to Consultants	307,955		307,955
Preferred Stock issued to Consultants	450		450
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	22,549		22,549
(Increase) Decrease in Notes Receivable	(1,629)		(1,629)
(Increase) Decrease in Interest Receivable	(1,148)		(1,148)
Increase ( Decrease) in Bank Overdraft	(6,137)		(6,137)
Increase (Decrease) in accrued Expenses	58,359		58,359
(Increase) Decrease in Prepaid Expenses	(10,000)		(10,000)
Increase in issuance of stock below fair value	9,191,857	(8,984,432)	207,425
Increase in Additional Paid in Capital	627,778		627,778
Net Cash Provided by (Used in) Operating Activities	(1,192,648)		(1,192,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	33,333		33,333
Preferred Stock issued for Cash	16,667		16,667
Increase in Contributed Capital	70,000		70,000
Increase ( Decrease) in Notes Payable	138,582		138,582
Increase in Convertible Notes payable	972,686		972,686

Net Cash Provided by (Used in) Financing Activities	1,231,268		1,231,268

Net Increase (Decrease) in Cash	$38,620		38,620

Cash at Beginning of Period	0		0

Cash at End of Period	$38,620		38,620

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$1,002,686
Preferred Shares issued for Debt	$6,000
Cash Paid for Interest	0
Cash Paid for Income Tax	0

REGEN BIOPHARMA , INC.

Statement of shareholder's equity
For the years ended September 30, 2015 and 2014

	Quarter Ended March 31, 2015		Adjustment	As Restated
APIC	Loss on Issuance of Securities for Less than fair value recognized during quarter	8,179,432	(8,179,432)	0
Accumulated Deficit	Net Loss	(8,812,902)	8,179,432	(633,470)
	Quarter Ended June 30 2015
APIC	Loss on Issuance of Securities for Less than fair value recognized during quarter	937,425	(730,000)	207,425
Accumulated Deficit	Net Loss	(1,562,371)	730,000	(832,371)
	Quarter Ended September 30 2015
APIC	Loss on Issuance of Securities for Less than fair value recognized during quarter	75,000	(75,000)	0
Accumulated Deficit	Net Loss	(600,684)	75,000	(525,684)

NOTE 12. SUBSEQUENT EVENTS

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2015 based on the framework in Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework. Based on its assessment, management believes that, as of September 30, 2015, the Company’s internal control over financial reporting is effective.

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

Item 15. Exhibit Index

EXHIBIT INDEX

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
3(i)	Articles of Incorporation (incorporated by Reference to Exhibit 3(i) of the Company’s Form S-1 dated October 9. 2013)
3(i)(2)	Amendment to Articles of incorporation (incorporated by Reference to Exhibit 3(i)(2) of the Company’s Form S-1 dated October 9. 2013)
3(ii)	Bylaws of the Registrant* (incorporated by Reference to Exhibit 3(i)(iii) of the Company’s Form S-1 dated October 9. 2013)
10.1	June 5 2013 Agreement by and between the Company and Oregon Health and Science University* (incorporated by Reference to Exhibit 10.1 of the Company’s Form S-1 dated October 9. 2013)
10.2	Termination of June 5 2013 Agreement by and between the Company. and Oregon Health and Science University August 8 2013 (incorporated by Reference to Exhibit 10.2 of the Company’s Form S-1 dated October 9. 2013)
10.3	Employment Agreement by and between Biomatrix Scientific Group, Inc. and J. Christopher Mizer* (incorporated by Reference to Exhibit 10.3 of the Company’s Form S-1 dated October 9. 2013)
10.4	Amendment to Employment Agreement by and between Biomatrix Scientific Group, inc. and J. Christopher Mizer (incorporated by Reference to Exhibit 10.4 of the Company’s Form S-1 dated October 9. 2013)
10.5	Employment Agreement by and between Biomatrix Scientific Group, Inc. and Thomas Ichim* (incorporated by Reference to Exhibit 10.5 of the Company’s Form S-1 dated October 9. 2013)
10.6	Amendment to Employment Agreement by and between Biomatrix Scientific Group, inc. and Thomas Ichim (incorporated by Reference to Exhibit 10.6 of the Company’s Form S-1 dated October 9. 2013)
10.7	May 1 2013 agreement with Dr. Wei Ping Min (incorporated by Reference to Exhibit 10.7 of the Company’s Form S-1 dated October 9. 2013)
10.8	Letter Agreement by and between Wei Ping Min and Bio-Matrix Scientific Group Inc dated May 18, 2012 (incorporated by Reference to Exhibit 10.8 of the Company’s Form S-1 dated October 9. 2013)
10.9	Option Agreement by and between the Company and Oregon State University June 5 2013 (incorporated by Reference to Exhibit 10.9 of the Company’s Form S-1 dated October 9. 2013)
10.10	Letter Agreement by and between James White and Bio-Matrix Scientific Group Inc dated May 16, 2012 (incorporated by Reference to Exhibit 10.9 of the Company’s Form S-1 dated October 9. 2013)
3(i)(iii)	Designations Series AA Preferred Stock(( incorporated by Reference to Exhibit 3(i) of the Company’s Form 8-K dated September 16, 2014)
10.11	Letter Agreement by and between David Suhy and Regen dated September 11 2013*
10.12	Exclusive License Agreement between Regen and Benitec Australia Limited (incorporated by Reference to Exhibit 10.12 of the Company’s Form S-1 dated October 9. 2013)
10.13	Service Agreement by and between Regen and Dr. Wei Ping Min July 27,2013 (incorporated by Reference to Exhibit 10.13 of the Company’s Form S-1 dated October 9. 2013)
10.14	Share Purchase Agreement September 30, 2013 ( incorporated by Reference to Exhibit 10.14 of the Company’s Form S-1 dated October 9. 2013)
10.15	Share Purchase Agreement October 11, 2013 (incorporated by Reference to Exhibit 10.15 of the Company’s Form S-1/A filed November 22. 2013)
10.16	Share Purchase Agreement November 7, 2013 (incorporated by Reference to Exhibit 10.16 of the Company’s Form S-1/A filed November 22. 2013
10.17	Settlement Agreement executed by Company Dec 9, 2013 (incorporated by Reference to Exhibit 10.17 of the Company’s Form S-1/A filed January 10. 2014)
10.18	SECURITIES PURCHASE AGREEMENT( incorporated by Reference to Exhibit 10.18 of the Company’s Form S-1/A filed January 10. 2014)
10.19	ASSIGNMENT OF INVENTION AND PATENT APPLICATION (incorporated by Reference to Exhibit 10.1 of form 8-K dated November 24, 2014)
10.20	Consulting Agreement(incorporated by Reference to Exhibit 10.2 of form 8-K dated November 24, 2014)
10.21	Sublease ( incorporated by Reference to Exhibit 10.21 of Form 10-K for the year ended September 30, 2014)
10.22	Promissory Note Payable (filed previously as Exhibit 10-1 of the Company’s Form 10-Q filed August 7, 2014)
10.23	Promissory Note Payable (filed previously as Exhibit 10-2 of the Company’s Form 10-Q filed August 7, 2014)

10.24	ASSIGNMENT OF INVENTION AND PATENT APPLICATION (incorporated by Reference to Exhibit 10.1 of form 8-K dated December 16, 2014)
3(j) *	Certificate of Designations ( incorporated by Reference to Exhibit 3(i) of Form 8-K dated January 20, 2015)
10.25	Employment Agreement T. Ichim (incorporated by Reference to Exhibit 10.1 of Form 8-K dated January 20, 2015
10.26	Employment Agreement C. Ichim (incorporated by Reference to Exhibit 10.2 of Form 8-K dated January 20, 2015
10.27	Amendment to Sublease(incorporated by Reference to Exhibit 10.3 of Form 8-K dated January 20, 2015
10.28	CONVERTIBLE PROMISSORY NOTE ISSUED TO LLC (incorporated by reference to Exhibit 10.1 of Form 8-K dated Feb. 6, 2015
10.29	Form of Note issued to Individual investor (incorporated by reference to Exhibit 10.2 of Form 8-K dated Feb. 6, 2015
10.30	Form of Note issued to Dunhill Ross (incorporated by reference to Exhibit 10.3 of Form 8-K dated Feb 6, 2015

10.31	Employment Agreement Caven (incorporated by Reference to Exhibit 10.1 of Form 8-K dated Feb. 12, 2015
10.32	Employment Agreement Koos (incorporated by Reference to Exhibit 10.2 of Form 8-K dated Feb. 12, 2015
10.33	Form of $50,000 Convertible Note (incorporated by reference to Exhibit 10.1 of Form 8-K dated March 23, 2015
10.32	Form of $100,000 Convertible Note(incorporated by reference to Exhibit 10.2 of Form 8-K March 23, 2015
10.35	Employment Agreement Caven (incorporated by Reference to Exhibit 10.1 of Form 8-K dated Feb. 12, 2015
10.36	Vaini Agreement (incorporated by Reference to Exhibit 10.1 of Form 8-K dated March 26, 2015
10.37	Value Quest Agreement (incorporated by reference to Exhibit 10.2 of Form 8-K dated March 26, 2015
10.38	Minev Agreement (incorporated by reference to Exhibit 10.3 of Form 8-K dated March 26, 2015
10.39	Gronemeyer Agreement (incorporated by Reference to Exhibit 10.4 of Form 8-K dated March 26, 2015
10.40	Form of Convertible Note (incorporated by reference to Exhibit 10.1 of Form 10-Q dated May 1, 2015
10.41	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND SANTOSH KESARI (incorporated by reference to Exhibit 10.1 of Form 8-K dated June 10, 2015)
10.42	Zander Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2015)
10.43	Amendment to Exclusive License Agreement between Regen and Benitec Australia Limited (incorporated by Reference to Exhibit 10.2 of Form 8-K dated August 25, 2015)
10.44	Lander Agreement (incorporated by reference to Exhibit 10.1 of Form 8-k dated October 9, 2015)
3(i) *****	Text of Amendment to Certificate of Incorporation (incorporated by reference to 3(i) of Form 8-K dated October 28, 2015)
3(i) *******	Text of Amendment to Certificate of Designation(incorporated by reference to 3(i) (a)of Form 8-K dated October 28, 2015)
10.44	Ichim Consulting Agreement (incorporated by Reference to Exhibit 10.1 of Form 8-K dated November 4, 2015)
17.1	Ichim Resignation (incorporated by Reference to Exhibit 17.1 of Form 8-K dated November 4, 2015)
10.44	Research Collaboration Agreement (incorporated by Reference to Exhibit 10.1 of Form 8-K dated December 17, 2015)

10.45	Form of Unit Purchase Agreement 9/10/2015 ( incorporated by Reference to Exhibit 10.1 of Form 8-K dated October 13.2015
10.46	Form of Unit Purchase Agreement 9/10/2015( incorporated by Reference to Exhibit 10.2 of Form 8-K dated October 13.2015
10.47	Form of Unit Purchase Agreement 11/13/2015( incorporated by Reference to Exhibit 10.4 of Form 8-K dated October 13.2015
10.48	Form of Unit Purchase Agreement 11/16/2015( incorporated by Reference to Exhibit 10.5 of Form 8-K dated October 13.2015
10.49	Letter Agreement Lorraine Gudas( incorporated by Reference to Exhibit 10.6 of Form 8-K dated October 13.2015
10.50	Letter Agreement Stefano Bertuzzi( incorporated by Reference to Exhibit 10.7 of Form 8-K dated October 13.2015
10.51	Letter Agreement Francesco Marincola( incorporated by Reference to Exhibit 10.8 of Form 8-K dated October 13.2015
10.52	Letter Agreement Ralph Nachman( incorporated by Reference to Exhibit 10.9 of Form 8-K dated October 13.2015
10.53	Letter Agreement J. Baell( incorporated by Reference to Exhibit 10.10 of Form 8-K dated October 13.2015
10.54	Form of Unit Purchase Agreement $100,000 12/3/2015*
10.55	Form of Unit Purchase Agreement $100,000 12/14/2015**

* Filed as exhibit 10.54 with the Company’s Form 10-K for the year ended September 30, 2014

** Filed as exhibit 10.55 with the Company’s Form 10-K for the year ended September 30, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	03/30/2017

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ Todd S. Craven
Name:	Todd S. Caven
Title:	Chief Financial Officer
Date:	03/30/2017

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ Harry Lander
Name:	Harry Lander
Title:	President
Date:	03/30/2017

