Form 10-Q/A
period 2015-12-31
Regen BioPharma Inc
filed 2017-03-30
CIK 1589150

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

Yes ☐ No ☒

EXPLANATORY NOTE:

THIS AMENDMENT NO.1 TO REGEN BIOPHARMA, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2015 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

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

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of December 31, 2015 (restated)	As of September 30, 2015 (restated)
ASSETS
CURRENT ASSETS
Cash	168,517	38,620
Note Receivable	12,051	12,051
Prepaid Expenses	1,000	10,000
Accrued Interest Receivable	1,681	1,381
Due from Former Employees	15,000
Total Current Assets	198,249	62,052

OTHER ASSETS
Available for Sale Securities	120,000	158,400
Total Other Assets	120,000	158,400

TOTAL ASSETS	318,249	220,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	0
Accounts payable	27,646	25,854
Notes Payable	168,050	222,751
Accrued payroll taxes	5,771	1,940
Accrued Interest	26,095	21,093
Accrued Rent	10,000	10,000
Accrued Payroll	52,663	36,001
Due to Shareholder	50,000
Total Current Liabilities	340,225	317,639
Total Liabilities	340,225	317,639

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 124,287,272 shares issued and outstanding December 31, 2015	12,427	11,474
Preferred Stock, 0.0001 par value, 800,000,000 authorized and 100,000,000 authorized as of December 31, 2015 and September 30, 2015 respectively
Series A Preferred 90,000,000 Authorized and 300,000,000 authorized, 60,981,697 and 80,248,364 outstanding as of September 30, 2105 and December 31, 2015 respectively	8,025	6,098
Series AA Preferred $0.0001 par value 600,000 authorized and 30,000 outstanding as of September 30, 2015 and December 31, 2015	3	3
Additional Paid in capital	3,484,356	2,679,473
Contributed Capital	728,658	728,658
Retained Earnings (Deficit) accumulated during the development stage	(4,183,446)	(3,489,293)
Accumulated Other Comprehensive Income	(72,000)	(33,600)
Total Stockholders' Equity (Deficit)	(21,976)	(97,187)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	318,249	220,452

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended December 31, 2015 (restated)	Quarter Ended December 31, 2014
REVENUES	0	0

COST AND EXPENSES
Research and Development	105,323	2,237
General and Administrative	488,596	139,453
Consulting and Professional Fees	80,533	59,848
Rent	15,000	11,871
Total Costs and Expenses	689,452	213,409

OPERATING LOSS	(689,452)	(213,409)

OTHER INCOME & (EXPENSES)
Interest Income	300	260
Refunds of amounts previously paid
Interest Expense	(5,001)	(6,042)

TOTAL OTHER INCOME (EXPENSE)	(4,701)	(5,782)

NET INCOME (LOSS)	(694,153)	(219,191)
BASIC AND FULLY DILUTED
EARNINGS (LOSS) PER SHARE	(0.0059)	(0.0042)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	118,216,582	52,000,576

The Accompanying Notes are an Integral Part of These Financial Statements

4

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended December 31
	2015	2014
	(restated)
Net Income (Loss)	$(694,153)	$(219,191)
Add:
Unrealized Gains on Securities	0	0
Less:
Unrealized Losses on Securities	(38,400)	0
Total Other Comprehensive Income (Loss)	(38,400)	0
Comprehensive Income	$(732,553)	$(219,191)

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended December 31, 2015 (Restated)	Three Months Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(694,153)	$(219,191)
Adjustments to reconcile net Income to net cash

Common Stock issued to Consultants		$22,440
Preferred Stock issued to Consultants	$40
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	$1,792	$196
(Increase) Decrease in Notes Receivable	$—
(Increase) Decrease in Interest Receivable	$(300)	$(260)
Increase ( Decrease) in Bank Overdraft		$(6,137)
Increase (Decrease) in accrued Expenses	$25,495	$5,849
(Increase) Decrease in Prepaid Expenses	$9,000
(Increase) Decrease in Due from Former Employee	$(15,000)
Increase in Additional Paid in Capital	$247,723
Net Cash Provided by (Used in) Operating Activities	$(425,403)	$(197,103)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	321,667
Preferred Stock issued for Cash	238,334
Increase in Contributed Capital		65,000
Increase ( Decrease) in Notes Payable	(54,701)	185,725
Increase in Convertible Notes payable
Increase in Due to Shareholder	50,000
Net Cash Provided by (Used in) Financing Activities	555,300	250,725

Net Increase (Decrease) in Cash	$129,897.48	$53,622

Cash at Beginning of Period	38,620	0

Cash at End of Period	$168,517	$53,622

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 4,183,446 during the period from April 24, 2012 (inception) through December 31, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. INCOME TAXES

As of December 31, 2015

Deferred tax assets:
Net operating tax carry forwards	$1,422,371
Other	-0-
Gross deferred tax assets	1,422,371
Valuation allowance	(1,422,371)
Net deferred tax assets	$-0-

As of December 31, 2015 the Company has a Deferred Tax Asset of $1,422,371 completely attributable to net operating loss carry forwards of approximately $4,183,446 (which expire 20 years from the date the loss was incurred).

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

NOTE 11. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Regen’s quarterly financial statements for the period ended December 31, 2015 the Company determined that the recognition of $ 1,163,313 of expenses recognized during the period resulting from the issuance for less than fair value of equity securities should not have been recognized.

The following tables reflect the corrections:

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of December 31, 2015 (unaudited)	Adjustments	As of December 31, 2015 (unaudited) restated
ASSETS
CURRENT ASSETS
Cash	168,517		168,517
Note Receivable	12,051		12,051
Prepaid Expenses	1,000		1,000
Accrued Interest Receivable	1,681		1,681
Due from Former Employees	15,000		15,000
Total Current Assets	198,249		198,249

OTHER ASSETS
Available for Sale Securities	120,000		120,000
Total Other Assets	120,000		120,000

TOTAL ASSETS	318,249		318,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0		0
Accounts payable	27,646		27,646
Notes Payable	168,050		168,050
Accrued payroll taxes	5,771		5,771
Accrued Interest	26,095		26,095
Accrued Rent	10,000		10,000
Accrued Payroll	52,663		52,663
Due to Shareholder	50,000		50,000
Total Current Liabilities	340,225		340,225
Total Liabilities	340,225		340,225

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 124,287,272 shares issued and outstanding December 31, 2015	12,427		12,427
Preferred Stock, 0.0001 par value, 800,000,000 authorized and 100,000,000 authorized as of December 31, 2015 and September 30, 2015 respectively
Series A Preferred 90,000,000 Authorized and 300,000,000 authorized, 60,981,697 and 80,248,364 outstanding as of September 30, 2105 and December 31, 2015 respectively	8,025		8,025
Series AA Preferred $0.0001 par value 600,000 authorized and 30,000 outstanding as of September 30, 2015 and December 31, 2015	3		3
Additional Paid in capital	13,632,102	(10,147,746)	3,484,356
Contributed Capital	728,658		728,658
Retained Earnings (Deficit) accumulated during the development stage	(14,331,191)	(10,147,746)	(4,183,446)
Accumulated Other Comprehensive Income	(72,000)		(72,000)
Total Stockholders' Equity (Deficit)	(21,976)		(21,976)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	318,249		318,249

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended December 31, 2015	Adjustments	Quarter Ended December 31, 2015
REVENUES	0		0

COST AND EXPENSES
Research and Development	105,323		105,323
General and Administrative	488,596		488,596
Consulting and Professional Fees	80,533		80,533
Rent	15,000		15,000
Total Costs and Expenses	689,452		689,452

OPERATING LOSS	(689,452)		(689,452)

OTHER INCOME & (EXPENSES)
Interest Income	300		300
Refunds of amounts previously paid
Interest Expense	(5,001)		(5,001)
Loss on issuance of common shares for
less than fair value	(1,163,313)	1,163,313	0

TOTAL OTHER INCOME (EXPENSE)	(1,168,014)		(4,701)

NET INCOME (LOSS)	(1,857,466)		(694,153)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0157)		(0.0059)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	118,216,582		118,216,582

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA,INC. STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended December 31
	2015		2015
		adjustments	(restated)
Net Income (Loss)	$(1,857,466)	1,163,313	$(694,153)
Add:
Unrealized Gains on Securities	0		0
Less:
Unrealized Losses on Securities	(38,400)		(38,400)
Total Other Comprehensive Income (Loss)	(38,400)		(38,400)
Comprehensive Income	$(1,895,866)		(732,553)

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended December 31, 2015	Adjustments	Three Months Ended December 31, 2015 Restated
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(1,857,466)	$1,163,313	$(694,153)
Adjustments to reconcile net Income to net cash

Common Stock issued to Consultants
Preferred Stock issued to Consultants	$40		$40
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	$1,792		$1,792
(Increase) Decrease in Notes Receivable	$—		$—
(Increase) Decrease in Interest Receivable	$(300)		$(300)
Increase ( Decrease) in Bank Overdraft
Increase (Decrease) in accrued Expenses	$25,495		$25,495
(Increase) Decrease in Prepaid Expenses	$9,000		$9,000
(Increase) Decrease in Due from Former Employee	$(15,000)		$(15,000)
Increase in issuance of stock below fair value	1,163,313	(1,163,313)	0
Increase in Additional Paid in Capital	247,723		247,723
Net Cash Provided by (Used in) Operating	$(425,403)		$(425,403)
Activities
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	321,667		321,667
Preferred Stock issued for Cash	238,334		238,334
Increase in Contributed Capital
Increase ( Decrease) in Notes Payable	(54,701)		(54,701)
Increase in Convertible Notes payable
Increase in Due to Shareholder	50,000		50,000
Net Cash Provided by (Used in) Financing
Activities	555,300		555,300

Net Increase (Decrease) in Cash	129,897		129,897

Cash at Beginning of Period	38,620		38,620

Cash at End of Period	$168,517		$168,517

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

Revenues from operations were $0 for the three months ended December 31, 2015 and -0- for the three months ended December 31, 2014. Net Losses were $694,153 for the three months ended December 31,, 2015 and $219,191 for the same period ended 2014.

The increase in Net Losses of approximately 217% is primarily attributable to an increase in expenses related to General and Administrative, Research and Development, Rent and Consulting and professional Fees incurred during the quarter ended December 31, 2015 as compared to the same quarter ended 2014 partially offset by lower interest expenses incurred during the quarter ended December 31, 2015 as compared to the same quarter ended 2014 and higher interest income earned during the quarter ended December 31, 2015 as compared to the same quarter ended 2014.

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

