Form 10-Q/A
period 2016-03-31
Regen BioPharma Inc
filed 2017-03-30
CIK 1589150

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

   FORM 10-Q/A

Amendment No 1

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

Yes ☐ No ☒

EXPLANATORY NOTE:

THIS AMENDMENT NO.1 TO REGEN BIOPHARMA, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2016 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

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

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of March 31, 2016 (unaudited) as restated	As of September 30, 2015 as restated
ASSETS
CURRENT ASSETS
Cash	106,024	38,620
Note Receivable	12,051	12,051
Prepaid Expenses	1,000	10,000
Accrued Interest Receivable	1,978	1,381
Due from Former Employees	15,000
Total Current Assets	136,053	62,052

OTHER ASSETS
Available for Sale Securities	56,800	158,400
Total Other Assets	56,800	158,400

TOTAL ASSETS	192,853	220,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	0
Accounts payable	21,283	25,854
Notes Payable	228,050	222,751
Accrued payroll taxes	1,946	1,940
Accrued Interest	31,184	21,093
Accrued Rent	15,000	10,000
Accrued Payroll	92,996	36,001
Due to Shareholder	0
Total Current Liabilities	390,459	317,639
Convertible Notes Payable	58,295
Total Long Term Liabilities	58,295
Total Liabilities	448,754	317,639

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 128,253,138 shares issued and outstanding March 31, 2016	12,824	11,474
Preferred Stock, 0.0001 par value, 800,000,000 authorized and 100,000,000 authorized as of December 31, 2015 and September 30, 2015 respectively
Series A Preferred 90,000,000 Authorized and 300,000,000 authorized, 60,981,697 and 84,881,697 outstanding as of September 30, 2105 and March 31, 2016 respectively	8,488	6,098
Series AA Preferred $0.0001 par value 600,000 authorized and 30,000 outstanding as of September 30, 2015 and March 31, 2016	3	3
Additional Paid in capital	4,038,835	2,679,473
Contributed Capital	728,658	728,658
Retained Earnings (Deficit) accumulated during the development stage	(4,909,508)	(3,489,293)
Accumulated Other Comprehensive Income	(135,200)	(33,600)
Total Stockholders' Equity (Deficit)	(255,900)	(97,187)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	192,853	220,452

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended March 31, 2016 as restated	Quarter Ended March 31, 2015 as restated	Six Months Ended March 31, 2016 as restated	Six Months Ended March 31, 2015 as restated
REVENUES	0	0	0	0

COST AND EXPENSES
Research and Development	172,596	22,969	277,919	25,206
General and Administrative	435,236	303,536	923,831	442,989
Consulting and Professional Fees	97,547	279,913	178,080	339,761
Rent	15,000	15,000	30,000	26,871
Total Costs and Expenses	720,379	621,419	1,409,830	834,828

OPERATING LOSS	(720,379)	(621,419)	(1,409,830)	(834,828)

OTHER INCOME & (EXPENSES)
Interest Income	297	291	597	551
Refunds of amounts previously paid
Interest Expense	(5,089)	(9,188)	(10,090)	(15,230)
Interest Expense attributable to
Amortization of Discount	(894)		(894)
Preferred shares issued pursuant to
contractual obligations		(3,154)		(3,154)
TOTAL OTHER INCOME (EXPENSE)	(5,686)	(12,051)	(10,387)	(17,833)

NET INCOME (LOSS)	(726,064)	(633,470)	(1,420,217)	(852,661)
BASIC AND FULLY DILUTED
EARNINGS (LOSS) PER SHARE	(0.0058)	(0.0088)	(0.0091)	(0.0092)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	124,875,119	71,986,230	156,418,573	93,139,424

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended March 31
	as restated
	2016	2015
Net Income (Loss)	(726,064)	(633,470)
Add:
Unrealized Gains on Securities	—	—
Less:
Unrealized Losses on Securities	(63,200)	—
Total Other Comprehensive Income (Loss)	(63,200)	—
Comprehensive Income	(789,264)	(633,470)

	Six Months Ended March 31
	as restated
	2016	2015
Net Income (Loss)	(1,420,217)	(852,661)
Add:
Unrealized Gains on Securities	—	—
Less:
Unrealized Losses on Securities	(101,600)	—
Total Other Comprehensive Income (Loss)	(101,600)	—
Comprehensive Income	(1,521,817)	(852,661)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended March 31, 2016 as restated	Six Months Ended March 31, 2015 as restated
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(1,420,217)	(852,661)
Adjustments to reconcile net Income to net cash

Preferred Stock Issued for Expenses		100
Preferred Stock issued for Interest		891
Preferred Stock issued pursuant to contractual obligations		3,154
Common Stock issued to Consultants		226,177
Preferred Stock issued to Consultants	40	420
Increase (Decrease) in Interest expense attributable to amortization of Discount	894
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	(4,571)	12,902
(Increase) Decrease in Notes Receivable		(1,629)
(Increase) Decrease in Interest Receivable	(597)	(551)
Increase ( Decrease) in Bank Overdraft		(6,137)
Increase (Decrease) in accrued Expenses	72,093	19,437
(Increase) Decrease in Prepaid Expenses	9,000
(Increase) Decrease in Due from Former Employee	(15,000)
Increase in Additional Paid in Capital	495,462	132,603
Net Cash Provided by (Used in) Operating Activities	$(862,896)	(465,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	475,000
Preferred Stock issued for Cash	350,001
Increase in Contributed Capital		85,000
Increase ( Decrease) in Notes Payable	5,299	19,582
Increase in Convertible Notes payable	100,000	882,685
Increase in Due to Shareholder	0

Net Cash Provided by (Used in) Financing Activities	930,300	987,267

Net Increase (Decrease) in Cash	$67,404.09	521,974

Cash at Beginning of Period	38,620	0

Cash at End of Period	$106,024	521,974

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt		882,868
Preferred Shares Issued for Debt		6,000

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 4,909,508 during the period from April 24, 2012 (inception) through March 31, 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. INCOME TAXES

As of March 31, 2016

Deferred tax assets:
Net operating tax carry forwards	$1,669,233
Other	-0-
Gross deferred tax assets	1,669,233
Valuation allowance	(1,669,233)
Net deferred tax assets	$-0-

As of March 31, 2016 the Company has a Deferred Tax Asset of $1,669,081 completely attributable to net operating loss carry forwards of approximately $4,909,508 (which expire 20 years from the date the loss was incurred).

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

NOTE 12. STOCK TRANSACTIONS

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

NOTE 13. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Regen’s quarterly financial statements for the period ended March 31, 2016 the Company determined that the recognition of $ 364,822 of expenses recognized during the period resulting from the issuance for less than fair value of equity securities should not have been recognized.

The following tables reflect the corrections:

REGEN BIOPHARMA,INC.
BALANCE SHEET

	As of	Adjustments	As of
	March 31, 2016		March 31, 2016
	(unaudited)		Restated
ASSETS
CURRENT ASSETS
Cash	106,024		106,024
Note Receivable	12,051		12,051
Prepaid Expenses	1,000		1,000
Accrued Interest Receivable	1,978		1,978
Due from Former Employees	15,000		15,000
Total Current Assets	136,053		136,053

OTHER ASSETS
Available for Sale Securities	56,800		56,800
Total Other Assets	56,800		56,800

TOTAL ASSETS	192,853		192,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0		0
Accounts payable	21,283		21,283
Notes Payable	228,050		228,050
Accrued payroll taxes	1,946		1,946
Accrued Interest	31,184		31,184
Accrued Rent	15,000		15,000
Accrued Payroll	92,996		92,996
Due to Shareholder	0		0
Total Current Liabilities	390,459		390,459
Long Term Liabilities
Convertible Notes Payable	58,295		58,295
Total Long Term Liabilities	58,295		58,295
Total Liabilities	448,754		448,754

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 128,253,138 shares issued and outstanding March 31, 2016	12,824		12,824
Preferred Stock, 0.0001 par value, 800,000,000 authorized and 100,000,000 authorized as of December 31, 2015 and September 30, 2015 respectively
Series A Preferred 90,000,000 Authorized and 300,000,000 authorized, 60,981,697 and 84,881,697 outstanding as of September 30, 2105 and March 31, 2016 respectively	8,488		8,488
Series AA Preferred $0.0001 par value 600,000 authorized and 30,000 outstanding as of September 30, 2015 and March 31, 2016	3		3
Additional Paid in capital	14,551,402	(10,512,568)	4,038,835
Contributed Capital	728,658		728,658
Retained Earnings (Deficit) accumulated during the development stage	(15,422,076)	10,512,568	(4,909,508)
Accumulated Other Comprehensive Income	(135,200)		(135,200)
Total Stockholders' Equity (Deficit)	(255,901)		(255,900)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	192,853		192,853

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended March 31, 2016	Adjustments	Quarter Ended March 31, 2016 (restated)
REVENUES	0		0

COST AND EXPENSES
Research and Development	172,596		172,596
General and Administrative	435,236		435,236
Consulting and Professional Fees	97,547		97,547
Rent	15,000		15,000
Total Costs and Expenses	720,379		720,379

OPERATING LOSS	(720,379)		(720,379)

OTHER INCOME & (EXPENSES)
Interest Income	297		297
Refunds of amounts previously paid
Interest Expense	(5,089)		(5,089)
Interest Expense attributable to
Amortization of Discount	(894)		(894)
Loss on issuance of common shares for
less than fair value	(364,822)	364,822	0
Preferred shares issued pursuant to
contractual obligations
TOTAL OTHER INCOME (EXPENSE)	(370,508)		(5,686)

NET INCOME (LOSS)	(1,090,886)		(726,064)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0087)		(0.0058)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	124,875,119		124,875,119

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS
(unaudited)

	Six Months Ended March 31, 2016	adjustments	Six Months Ended March 31, 2016 (restated)
REVENUES	0		0

COST AND EXPENSES
Research and Development	277,919		277,919
General and Administrative	923,831		923,831
Consulting and Professional Fees	178,080		178,080
Rent	30,000		30,000
Total Costs and Expenses	1,409,830		1,409,830

OPERATING LOSS	(1,409,830)		(1,409,830)

OTHER INCOME & (EXPENSES)
Interest Income	597		597
Refunds of amounts previously paid
Interest Expense	(10,090)		(10,090)
Interest Expense attributable to
Amortization of Discount	(894)		(894)
Loss on issuance of common shares for
less than fair value	(1,528,135)	1,528,135	0
Preferred shares issued pursuant to
contractual obligations
TOTAL OTHER INCOME (EXPENSE)	(1,538,522)		(10,387)

NET INCOME (LOSS)	(2,948,352)		(1,420,217)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0188)		(0.0091)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	156,418,573		156,418,573

STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended March 31
	2016	Adjustments	2016 (restated)
Net Income (Loss)	(1,090,886)	364,822	(726,064)
Add:
Unrealized Gains on Securities	—		—
Less:
Unrealized Losses on Securities	(63,200)		(63,200)
Total Other Comprehensive Income (Loss)	(63,200)		(63,200)
Comprehensive Income	(1,154,086)		(789,264)

	Six Months Ended March 31
	2016	Adjustments	2016 (restated)
Net Income (Loss)	(2,948,352)	1,528,135	(1,420,217)
Add:
Unrealized Gains on Securities	—		—
Less:
Unrealized Losses on Securities	(101,600)		(101,600)
Total Other Comprehensive Income (Loss)	(101,600)		(101,600)
Comprehensive Income	(3,049,952)		(1,521,817)

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended	adjustments	Six Months Ended
	March 31 2016		March 31 2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(2,948,352)	$1,528,135	(1,420,217)
Adjustments to reconcile net Income to net cash

Preferred Stock Issued for Expenses
Preferred Stock issued for Interest
Preferred Stock issued pursuant to contractual obligations
Common Stock issued to Consultants
Preferred Stock issued to Consultants	40		40
Increase (Decrease) in Interest expense attributable to amortization of Discount	894		894
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	(4,571)		(4,571)
(Increase) Decrease in Notes Receivable
(Increase) Decrease in Interest Receivable	(597)		(597)
Increase ( Decrease) in Bank Overdraft
Increase (Decrease) in accrued Expenses	72,093		72,093
(Increase) Decrease in Prepaid Expenses	9,000		9,000
(Increase)Decrease in Due from Former Employee	(15,000)		(15,000)
Increase in issuance of stock below fair value	1,528,135	$(1,528,135)	0
Increase in Additional Paid in Capital	495,462		495,462
Net Cash Provided by (Used in) Operating	(862,896)		(862,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	475,000		475,000
Preferred Stock issued for Cash	350,001		350,001
Increase in Contributed Capital
Increase ( Decrease) in Notes Payable	5,299		5,299
Increase in Convertible Notes payable	100,000		100,000
Increase in Due to Shareholder	0		0
Net Cash Provided by (Used in) Financing	930,300		930,300

Net Increase (Decrease) in Cash	67,404		67,404

Cash at Beginning of Period	38,620		38,620

Cash at End of Period	106,024		106,024

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt
Preferred Shares Issued for Debt

The Accompanying Notes are an Integral Part of These Financial Statements

NOTE 13: SUBSEQUENT EVENTS

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

As of March 31, 2016 we had Accounts Payable of $21,283 and as of September 30, 2015 we had Accounts payable of $25,854.

The decrease in Accounts Payable of approximately 17.7% is attributable to decreases in outstanding obligations of the Company incurred in the course of business.

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

18

Material Changes in Results of Operations

Revenues from operations were $0 for the and -0- for the three months ended March 31 , 2015. Net Losses were $726,064 for the three months ended March 31, 2016 and $633,470 for the same period ended 2015.

The increase in Net Losses of approximately 14.6% is primarily attributable to the recognition during the three months ended March 31, 2016 of higher Research and Development expenses, General and Administrative expenses ,and expense attributable to amortization of discount of beneficial conversion feature recognized on convertible securities when compared to the same period ended 2015 offset by lower consulting and interest expenses incurred during the three months ended March 31, 2016 when compared to the same period ended 2015.

Revenues from operations were $0 for the six months ended March 31, 2015 and -0- for the six months ended March 31 , 2016. Net Losses were $ 852,661 for the six months ended March 31, 2015 and $ 1,420,217 for the same period ended 2016.

The increase in Net Losses of approximately 66.5 is primarily attributable to the recognition during the six months ended March 31, 2016 of higher Research and Development expenses, General and Administrative expenses ,and expense attributable to amortization of discount of beneficial conversion feature recognized on convertible securities when compared to the same period ended 2015 offset by lower consulting and interest expenses incurred during the six months ended March 31, 2016 when compared to the same period ended 2015.

Liquidity and Capital Resources

As of March 31, 2016 we had $106,024in cash and current liabilities of $448,754 such liabilities consisting of Accounts Payable, Notes and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

19

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

20

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

21

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

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

22

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Form of Convertible Note*
10.2	David Koos Agreement (a)
10.3	Harry Lander Agreement (b)
10.4	Todd Caven Agreement (c) * filed as exhibit 10.1 with the Company’s form 10-Q for the period March 31, 2016
(a)	Incorporated by reference to Exhibit 10.1 of that 8-K dated April 7, 2016
(b)	Incorporated by reference to Exhibit 10.2 of that 8-K dated April 7, 2016
(c)	Incorporated by reference to Exhibit 10.3 of that 8-K dated April 7, 2016

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on .

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	03/30/2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on .

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	03/30/2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on .

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	03/30/2017

