Form 10-Q/A
period 2016-06-30
Regen BioPharma Inc
filed 2017-03-30
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Yes ☐ No ☒

EXPLANATORY NOTE:

THIS AMENDMENT NO.1 TO REGEN BIOPHARMA, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2016 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

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

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
BALANCE SHEET
(Restated)

	As of June 30, 2016 (unaudited)	As of September 30, 2015
ASSETS
CURRENT ASSETS
Cash	140,317	38,620
Note Receivable	12,051	12,051
Prepaid Expenses	1,000	10,000
Accrued Interest Receivable	2,278	1,381
Due from Former Employees	15,000
Total Current Assets	170,646	62,052

OTHER ASSETS
Available for Sale Securities	80,000	158,400
Total Other Assets	80,000	158,400

TOTAL ASSETS	250,646	220,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	0
Accounts payable	216,440	25,854
Notes Payable	269,447	222,751
Accrued payroll taxes	798	1,940
Accrued Interest	37,988	21,093
Accrued Rent	15,000	10,000
Accrued Payroll	178,496	36,001
Due to Shareholder	0
Total Current Liabilities	718,169	317,639
Long Term Liabilities:
Convertible Notes Payable	102,703
Total Long Term Liabilities	102,703
Total Liabilities	820,872	317,639

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 134,548,138 shares issued and outstanding June 30, 2016	13,453	11,474
Preferred Stock, 0.0001 par value, 800,000,000 authorized and 100,000,000 authorized as of June 30, 2016 and September 30, 2015 respectively
Series A Preferred 90,000,000 Authorized and 300,000,000 authorized, 60,981,697 and 127,666,697 outstanding as of September 30, 2105 and June 30, 2016 respectively	12,767	6,098
Series AA Preferred $0.0001 par value 600,000 authorized and 30, 000 outstanding as of September 30, 2015 and June 30, 2016	3	3
Additional Paid in capital	4,696,615	2,679,473
Contributed Capital	728,658	728,658
Retained Earnings (Deficit) accumulated during the development stage	(5,909,722)	(3,489,293)
Accumulated Other Comprehensive Income	(112,000)	(33,600)
Total Stockholders' Equity (Deficit)	(570,226)	(97,187)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	250,646	220,452

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS
(unaudited)
(Restated)

	Quarter Ended June 30, 2016	Quarter Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
REVENUES	0	0	0	0

COST AND EXPENSES
Research and Development	276,605	68,081	554,524	93,287
General and Administrative	434,643	463,765	1,358,474	906,754
Consulting and Professional Fees	212,853	73,364	390,933	413,125
Rent	15,000	16,200	45,000	43,071
Total Costs and Expenses	939,101	621,410	2,348,931	1,456,238

OPERATING LOSS	(939,101)	(621,410)	(2,348,931)	(1,456,238)

OTHER INCOME & (EXPENSES)
Interest Income	300	297	897	848
Refunds of amounts previously paid
Interest Expense	(8,804)	(3,512)	(18,894)	(18,742)
Interest Expense attributable to Amortization of Discount	(4,308)		(5,202)
Loss on issuance of common shares for less than fair value	(48,300)	(207,425)	(48,300)	(207,425)
Preferred shares issued pursuant to contractual obligations		(321)		(3,475)
TOTAL OTHER INCOME (EXPENSE)	(61,112)	(210,961)	(71,499)	(228,794)

NET INCOME (LOSS)	(1,000,213)	(832,371)	(2,420,430)	(1,685,032)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.00777)	(0.00752)	(0.0195)	(0.0212)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	128,764,917	110,648,054	124,408,218	79,454,728

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME
(unaudited)(restated)
	Quarter Ended June 30
	2016	2015
Net Income (Loss)	$(1,000,213)	$(832,371)
Add:
Unrealized Gains on Securities	23,200	0
Less:
Unrealized Losses on Securities		0
Total Other Comprehensive Income (Loss)	23,200	0
Comprehensive Income	$(977,013)	(832,371)

	Nine Months Ended June 30
	2016	2015
Net Income (Loss)	$(2,420,430)	$(1,685,032)
Add:
Unrealized Gains on Securities	0	0
Less:
Unrealized Losses on Securities	(78,400)	0
Total Other Comprehensive Income (Loss)	(78,400)	0
Comprehensive Income	$(2,498,830)	(1,685,032)

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)
(Restated)

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(2,420,430)	$(1,685,032)

Adjustments to reconcile net Income to net cash
Preferred Stock Issued for Expenses		100
Preferred Stock issued for compensation	3,000
Preferred Stock issued for Interest		891
Preferred Stock issued pursuant to contractual obligations		3,475
Common Stock issued to Consultants		226,177
Preferred Stock issued to Consultants	40	440
Increase (Decrease) in Interest expense attributable to amortization of Discount	5,202
Increase in issuance of stock below fair value	48,300	207,425
Increase in Additional Paid in Capital	743,201	380,191
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	190,585	(2,115)
(Increase) Decrease in Notes Receivable		(1,629)
(Increase) Decrease in Interest Receivable	(897)	(848)
Increase ( Decrease) in Bank Overdraft		(6,137)
Increase (Decrease) in accrued Expenses	163,249	29,665
(Increase) Decrease in Prepaid Expenses	9,000	(6,289)
(Increase) Decrease in Due from Former Employee	(15,000)
Net Cash Provided by (Used in) Operating Activities	$(1,273,750)	$(853,686)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	619,938
Preferred Stock issued for Cash	534,813
Increase in Contributed Capital		70,000
Increase ( Decrease) in Notes Payable	70,696	19,582
Increase in Convertible Notes payable	150,000	972,686
Increase in Due to Shareholder
Net Cash Provided by (Used in) Financing Activities	1,375,447	1,062,268

Net Increase (Decrease) in Cash	101,697	208,582

Cash at Beginning of Period	$38,620	$0

Cash at End of Period	$140,317	$208,582

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$14,000	$1,002,686
Preferred Shares Issued for Debt	$10,000	$6,000

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 5,909,722 during the period from April 24, 2012 (inception) through June 30, 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. INCOME TAXES

As of June 30, 2016

Deferred tax assets:
Net operating tax carry forwards	$2,009,305
Other	-0-
Gross deferred tax assets	2,009,305
Valuation allowance	(2,009,305)
Net deferred tax assets	$-0-

As of June 30, 2016 the Company has a Deferred Tax Asset of $2,009,305ompletely attributable to net operating loss carry forwards of approximately $5,909,722 (which expire 20 years from the date the loss was incurred).

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

NOTE 12. STOCK TRANSACTIONS

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

 NOTE 13. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Regen’s quarterly financial statements for the period ended June 30, 2016 the Company determined that the recognition of $ 1,425,190 of expenses recognized during the period resulting from the issuance for less than fair value of equity securities should not have been recognized.

The following tables reflect the corrections:

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of		As of
	June 30, 2016		June 30, 2016
	(unaudited)		(restated)
ASSETS
CURRENT ASSETS
Cash	140,317		140,317
Note Receivable	12,051		12,051
Prepaid Expenses	1,000		1,000
Accrued Interest Receivable	2,278		2,278
Due from Former Employees	15,000		15,000
Total Current Assets	170,646		170,646

OTHER ASSETS
Available for Sale Securities	80,000		80,000
Total Other Assets	80,000		80,000

TOTAL ASSETS	250,646		250,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0		0
Accounts payable	216,440		216,440
Notes Payable	269,447		269,447
Accrued payroll taxes	798		798
Accrued Interest	37,988		37,988
Accrued Rent	15,000		15,000
Accrued Payroll	178,496		178,496
Due to Shareholder	0		0
Total Current Liabilities	718,169		718,169
Long Term Liabilities:
Convertible Notes Payable	102,703		102,703
Total Long Term Liabilities	102,703		102,703
Total Liabilities	820,872		820,872

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 134,548,138 shares issued and outstanding June 30, 2016	13,453		13,453
Preferred Stock, 0.0001 par value, 800,000,000 authorized and 100,000,000 authorized as of June 30, 2016 and September 30, 2015 respectively
Series A Preferred 90,000,000 Authorized and 300,000,000 authorized, 60,981,697 and 127,666,697 outstanding as of September 30, 2105 and June 30, 2016 respectively	12,767		12,767
Series AA Preferred $0.0001 par value 600,000 authorized and 30,000 outstanding as of September 30, 2015 and June 30, 2016	3		3
Additional Paid in capital	16,634,372	(11,937,757)	4,696,615
Contributed Capital	728,658		728,658
Retained Earnings (Deficit) accumulated during the development stage	(17,847,479)	11,937,757	(5,909,722)
Accumulated Other Comprehensive Income	(112,000)		(112,000)
Total Stockholders' Equity (Deficit)	(570,226)		(570,226)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	250,646		250,646

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended June 30, 2016	adjustments	Quarter Ended June 30, 2016 (restated)
REVENUES	0		0

COST AND EXPENSES
Research and Development	276,605		276,605
General and Administrative	434,643		434,643
Consulting and Professional Fees	212,853		212,853
Rent	15,000		15,000
Total Costs and Expenses	939,101		939,101

OPERATING LOSS	(939,101)		(939,101)

OTHER INCOME & (EXPENSES)
Interest Income	300		300
Refunds of amounts previously paid
Interest Expense	(8,804)		(8,804)
Interest Expense attributable to Amortization of Discount	(4,308)		(4,308)
Loss on issuance of common shares for less than fair value	(1,473,490)	1,425,190	(48,300)
Preferred shares issued pursuant to contractual obligations
TOTAL OTHER INCOME (EXPENSE)	(1,486,302)		(61,112)

NET INCOME (LOSS)	(2,425,403)		(1,000,213)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.01884)		(0.00777)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	128,764,917		128,764,917

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS
(unaudited)

	Nine Months Ended June 30, 2016	adjustments	Nine Months Ended June 30, 2016 (as restated)
REVENUES	0		0

COST AND EXPENSES
Research and Development	554,524		554,524
General and Administrative	1,358,474		1,358,474
Consulting and Professional Fees	390,933		390,933
Rent	45,000		45,000
Total Costs and Expenses	2,348,931		2,348,931

OPERATING LOSS	(2,348,931)		(2,348,931)

OTHER INCOME & (EXPENSES)
Interest Income	897		897
Refunds of amounts previously paid
Interest Expense	(18,894)		(18,894)
Interest Expense attributable to
Amortization of Discount	(5,202)		(5,202)
Loss on issuance of common shares for
less than fair value	(3,001,625)	2,953,325	(48,300)
Preferred shares issued pursuant to
contractual obligations
TOTAL OTHER INCOME (EXPENSE)	(3,024,824)		(71,499)

NET INCOME (LOSS)	(5,373,755)		(2,420,430)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0432)		(0.0195)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	124,408,218		124,408,218

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30, 2016	adjustments	Nine Months Ended June 30, 2016 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(5,373,755)	$2,953,325	$(2,420,430)
Adjustments to reconcile net Income to net cash

Preferred Stock Issued for Expenses
Preferred Stock issued for compensation	$3,000		$3,000
Preferred Stock issued for Interest
Preferred Stock issued pursuant to contractual obligations
Common Stock issued to Consultants
Preferred Stock issued to Consultants	$40		$40
Increase (Decrease) in Interest expense attributable to
amortization of Discount	$5,202		$5,202
Increase in issuance of stock below fair value	$3,001,625	$(2,953,325)	$48,300
Increase in Additional Paid in Capital	$743,201		$743,201
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	$190,585		$190,585
(Increase) Decrease in Notes Receivable
(Increase) Decrease in Interest Receivable	$(897)		$(897)
Increase ( Decrease) in Bank Overdraft
Increase (Decrease) in accrued Expenses	$163,249		$163,249
(Increase) Decrease in Prepaid Expenses	$9,000		$9,000
(Increase) Decrease in Due from Former Employee	$(15,000)		$(15,000)
Net Cash Provided by (Used in) Operating Activities	$(1,273,750)		$(1,273,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	619,938		619,938
Preferred Stock issued for Cash	534,813		534,813
Increase in Contributed Capital
Increase ( Decrease) in Notes Payable	70,696		70,696
Increase in Convertible Notes payable	150,000		150,000
Increase in Due to Shareholder
Net Cash Provided by (Used in) Financing Activities	1,375,447		1,375,447

Net Increase (Decrease) in Cash	101,697		101,697

Cash at Beginning of Period	38,620		38,620

Cash at End of Period	$140,317		$140,317

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$14,000
Preferred Shares Issued for Debt	$10,000

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended June 30
			(restated)
	2016	adjustments	2016
Net Income (Loss)	(2,425,403)	1,425,190	$(1,000,213)
Add:
Unrealized Gains on Securities	23,200		23,200
Less:
Unrealized Losses on Securities
Total Other Comprehensive Income (Loss)	23,200		23,200
Comprehensive Income	$(2,402,203)		(977,013)

	Nine Months Ended June 30
	2016	adjustments	(restated) 2016
Net Income (Loss)	$(5,373,755)	2,953,325	$(2,420,430)
Add:
Unrealized Gains on Securities	0		0
Less:
Unrealized Losses on Securities	(78,400)		(78,400)
Total Other Comprehensive Income (Loss)	(78,400)		(78,400)
Comprehensive Income	$(5,452,155)		(2,498,830)

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

As of June 30, 2016 we had Accounts Payable of $216,440 and as of September 30, 2015 we had Accounts payable of $25,854.

The increase in Accounts Payable of approximately 737% is attributable to increases in outstanding obligations of the Company incurred in the course of business.

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

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended June, 2016 and -0- for the three months ended June 30, 2015. Net Losses were $ 1,000,213 for the three months ended June 30, 2016 and $ 832,371 for the same period ended 2015.

The increase in Net Losses of approximately 20% is primarily attributable to increases in General and Administrative expenses, Research and Development Expenses, Consulting Expenses during the quarter ended June 30, 2016 as compared to the same period ended June 30, 2015.

Revenues from operations were $0 for the nine months ended June 30, 2016 and -0- for the nine months ended June 30, 2015. Net Losses were $ 2,420,430 for the nine months ended June 30, 2016 and $ 1,685,032 for the same period ended 2015.

The increase in Net Losses of approximately 43% is primarily attributable to increases in General and Administrative expenses, Research and Development Expenses during the nine months ended June 30, 2016 as compared to the same period ended 2015 offset by lowered consulting expenses incurred during the nine months ended June 30, 2016 as compared to the same period ended 2015.

Liquidity and Capital Resources

As of June 30, 2016 we had $140,317 in cash and current liabilities of $718,169 such liabilities consisting of Accounts Payable, Notes and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

31.1 Certification of Chief Executive Officer

31.2 Certification of Acting Chief Financial Officer

32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

10.1 Form of $50,000 Convertible Note

10.2 Form of $50,000 Unit Purchase Agreement dated June 1, 2016*

10.3 Form of $50,000 Unit Purchase Agreement dated May 16 2016*

10.4 Form of $54, 750 Unit Purchase Agreement*

10.5 Form of $25,000 Unit Purchase Agreement*

10.6 Form of $150,000 Unit Purchase Agreement*

10.7 Agreement with BA Securities/Objective Capital (a)

10.8 Agremment with CIM Securities (b)

 * Filed with the Company’s Form 10-Q for the quarter ended June 30, 2016

  (a) Incorporated by Reference to Exhibit 10.1 of that Form 8-K filed by Regen dated June 8, 2016

  (b) Incorporated by reference Exhibit 10.1 of that Form 8-K filed by Regen dated July 7, 2016

  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on______

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	03/30/2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on_______.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	03/30/2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on________.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	03/30/2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on_________.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Accounting Officer
Date:	03/30/2017

