Form 10-K/A
period 2016-09-30
Regen BioPharma Inc
filed 2017-03-30
CIK 1589150

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

EXPLANATORY NOTE:

THIS AMENDMENT NO.1 TO REGEN BIOPHARMA, INC’S (THE “COMPANY”) FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2016 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

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

Material Changes in Results of Operations

Revenues from continuing operations were $192,000 for the fiscal year ended September 30, 2015 and $100,000 for the fiscal year ended September 30, 2016. Net losses were$2,210,715 for the fiscal year ended September 30, 2015 and $3,413,519 for the same year ended 2016.

The increase in Net Losses of 54.4 % is primarily attributable to increases in Research and Development Related expenses, General and Administrative Expenses, Consulting and Professional Fees , Interest Expense and expenses related to amortization of Beneficial Conversion Features recognized as a result of the issuance of Convertible Debt during the twelve months ended September 30, 2016.

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

As discussed in Note 14 of the accompanying financial statements, the 2016 financial statements have been restated to correct an error.

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

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

December 15, 2016, except for Note 14, as to which the date is March 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regen BioPharma, Inc.

We have audited the accompanying balance sheet of Regen BioPharma, Inc. as of September 30, 2015 and the related statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2015. Regen BioPharma, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regen BioPharma, Inc. as of September 30, 2015, and the results of its operations and cash flows for the year ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

January 4, 2016, except for Note 12, as to which the date is March 23, 2017

REGEN BIOPHARMA, INC.
BALANCE SHEET
(as restated)
	As of	As of
	September 30, 2016	September 30, 2015
ASSETS
CURRENT ASSETS
Cash	24,822	38,620
Accounts Receivable	83,000
Note Receivable	12,051	12,051
Prepaid Expenses	69,905	10,000
Accrued Interest Receivable	2,578	1,381
Due from Former Employees	15,000
Total Current Assets	207,356	62,052

OTHER ASSETS
Available for Sale Securities	112,000	158,400
Total Other Assets	112,000	158,400

TOTAL ASSETS	319,356	220,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	0
Accounts payable	240,759	25,854
Notes Payable	143,447	222,751
Accrued payroll taxes	33,040	1,940
Accrued Interest	43,918	21,093
Accrued Rent	15,000	10,000
Accrued Payroll	263,996	36,001
Due to Shareholder	50,000
Convertible Notes Payable	9,041
Total Current Liabilities	799,201	317,639
Long Term Liabilities:
Convertible Notes Payable	107,057
Total Long Term Liabilities	107,057
Total Liabilities	906,258	317,639

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 139,712,605 shares issued and outstanding September 30, 2016	13,970	11,474
Preferred Stock, 0.0001 par value, 800,000,000 authorized and 100,000,000 authorized as of September 30, 2016 and September 30, 2015 respectively
Series A Preferred 90,000,000 Authorized and 300,000,000 authorized, 60,981,697 and 135,266,697 outstanding as of September 30, 2105 and September 30, 2016 respectively	13,527	6,098
Series AA Preferred $0.0001 par value 600,000 authorized and 30, 000 outstanding as of September 30, 2015 and September 30, 2016	3	3
Additional Paid in capital	5,639,753	2,679,473
Contributed Capital	728,658	728,658
Retained Earnings (Deficit) accumulated during the development stage	(6,902,812)	(3,489,293)
Accumulated Other Comprehensive Income	(80,000)	(33,600)
Total Stockholders' Equity (Deficit)	(586,902)	(97,187)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	319,356	220,452

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS
(As Restated)

	Year Ended	Year Ended
	September 30, 2016	September 30, 2015
REVENUES	100,000	192,000

COST AND EXPENSES
Research and Development	671,095	282,295
General and Administrative	1,664,250	1,314,208
Consulting and Professional Fees	661,617	516,701
Rent	60,000	58,071
Total Costs and Expenses	3,056,962	2,171,275

OPERATING LOSS	(2,956,962)	(1,979,275)

OTHER INCOME & (EXPENSES)
Interest Income	1,197	1,148
Refunds of amounts previously paid
Interest Expense	(27,824)	(21,688)
Interest Expense attributable to Amortization of Discount	(18,597)
Loss on issuance of common shares for less than fair value	(411,333)	(207,425)
Preferred shares issued pursuant to contractual obligations		(3,475)
TOTAL OTHER INCOME (EXPENSE)	(456,558)	(231,440)

NET INCOME (LOSS)	(3,413,519)	(2,210,715)
BASIC AND FULLY DILUTED
EARNINGS (LOSS) PER SHARE	(0.0267)	(0.0251)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	127,840,131	88,185,098

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME
(As Restated)
	Year Ended September 30
	2016	2015
Net Income (Loss)	$(3,413,519)	$(2,210,715)
Add:
Unrealized Gains on Securities
Less:
Unrealized Losses on Securities	(46,400)	(33,600)
Total Other Comprehensive Income (Loss)	(46,400)	(33,600)
Comprehensive Income	$(3,459,919)	(2,244,315)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
Statement of shareholder's equity
For the years ended September 30, 2015 and 2016

	Series A Preferred		Series AA Preferred		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2014					51,907,917	5,191	485,097	(1,278,577)	658,658		(129,631)
Common Stock issued to Consultant 10/30/2014					136,000	14	22,426				22,440
Contributed Capital October 1, 2014 to December 31, 2014									65,000		65,000
Net Loss October 1, 2014 to December 31, 2014								(219,191)			(219,191)
Balance December 31, 2014	0	0	0	0	52,043,917	5,205	507,523	(1,497,768)	723,658		(261,382)
Restricted Stock award issued to Employee 2/13/2015					9,000,000	900	(900)				0
Restricted Stock award issued to Employee 2/13/2015					7,500,000	750	(750)				0
Restricted Stock award issued to Employee 2/13/2015					6,000,000	600	(600)				0
Restricted Stock award issued to Employee 2/13/2015					2,500,000	250	(250)				0
Preferred Stock issued for Debt			10,000	1			1,999				2,000
Common Shares issued for services 3/6/2015					500,000	50	139,950				140,000
Common Shares issued for services 3/6/2015					227,632	23	63,716				63,739
Common Shares issued for debt March 6, 2015					19,932,520	1,993	556,582				558,575
Common Shares issued for debt March 9, 2015					6,249,599	625	174,375				175,000
Preferred Stock issued as dividend 3/11/2015	10,395,217	1,040					(1,040)				0
Common Shares issued for debt March 17,2015					1,785,714	179	49,821				50,000
Common Shares issued for debt March 26,2015					3,571,429	357	99,643				100,000
Restricted Stock award issued to Employees 3/17/2015	10,000,000	1,000					(1,000)				0
Preferred Shares issued for Purchase of Patent	1,000,000	100									100
Preferred Shares issued pursuant to contractual obligations 3/17/2015	31,538,862	3,154									3,154
Preferred Shares issued for Debt			20,000	2			3,998				4,000
Preferred Shares issued to Consultants for Services 3/26/2015	4,200,000	420									420
Loss on Issuance of Securities for Less than fair value recognized during quarter							0				0
Restricted Stock Award compensation expense recognized during Quarter ended march 31, 2015							132,603				132,603
Contributed Capital January 1, 2015 to March 31, 2015									20,000		20,000
Net Loss for the quarter ended March 31, 2015								(633,470)			(633,470)
Balance March 31, 2015	57,134,079	5,714	30,000	3	109,310,811	10,932	1,725,671	(2,131,238)	743,658		354,739
common Shares issued for debt 4/14/2015					1,428,571	143	39,857				40,000
Preferred Shares issued pursuant to contractual obligations 4/14/2015	1,428,571	143									143
Common Shares issued for Debt 5/12/2014					500,000	50	14,950				15,000
Common Shares issued for Debt 5/18/2014					500,000	50	14,951				15,000
Preferred Shares issued to Consultants for Services 5/19/2015	200,000	20									20
Common Shares issued for Debt 5/19/2015					1,785,714	178	49,822				50,000
Preferred Shares issued pursuant to contractual Obligations 5/19/2015	1,785,714	178									178
Loss on Issuance of Securities for Less than fair value recognized during quarter							207,425				207,425
Restricted Stock Award compensation expense recognized during Quarter ended June 30, 2015							247,588				247,588
Contributed Capital April 1, 2015 to June 30, 2015									(15,000)		(15,000)
Net Loss for the quarter ended June 30, 2015								(832,371)			(832,371)
Balance June 30, 2015	60,548,364	6,055	30,000	3	113,525,096	11,353	2,300,263	(2,963,609)	728,658		82,722
Common Shares issued for services to Consultant 7/01/2015					412,242	41	61,795				61,836
Common Shares issued for services to Consultant 8/17/2015					149,934	14	19,927				19,941
Preferred Shares issued for services to Consultant 8/19/2015	100,000	10									10
Common Shares issued for Cash at $0.05 per share issued 9/18/2015					666,666	66	33,267				33,333
Preferred Shares issued for Cash at $0.05 per share issued 9/18/2015	333,333	33					16,634				16,667
Loss on Issuance of Securities for Less than fair value recognized during quarter							0				0
Restricted Stock Award compensation expense recognized during Quarter ended September 30, 2015							247,588				247,588
Unrealized Loss on Securities Available for Sale recognized during Quarter ended September 30, 2015										(33,600)	(33,600)
Net Loss for the quarter ended September 30, 2015								(525,684)			(525,684)
Balance September 30, 2015	60,981,697	6,098	30,000	3	114,753,938	11,474	2,679,474	(3,489,293)	728,658	(33,600)	(97,187)
Common Stock issued for cash at $0.05 per share issued 10/28/2015					3,333,334	333	166,334				166,667
Preferred Stock issued for cash at $0.05 per share issued 10/28/2015	1,666,667	167					83,166				83,333
Preferred Stock issued for services as Restricted Stock Award issued on 10/28/2015	11,000,000	1,100					(1,100)				0
Common Stock issued for cash at $0.025 per share issued 11/20/2015					2,200,000	220	54,780				55,000
Preferred Stock issued for cash at $0.025 per share issued 11/20/2015	2,200,000	220					54,780				55,000
Common Stock issued for cash at $0.025 per share issued 12/29/2015					4,000,000	400	99,600				100,000
Preferred Stock issued for cash at $0.025 per share issued 12/29/2015	4,000,000	400					99,600				100,000
Preferred Stock issued for services issued 11/30/2015	400,000	40									40
Loss on Issuance of Securities for Less than fair value recognized during quarter							0				0
Restricted Stock Award compensation expense recognized during Quarter ended December 31, 2015							247,724				247,724
Unrealized Loss on Securities Available for Sale recognized during Quarter ended December 31, 2015										(38,400)	(38,400)
Net Loss for the quarter ended December 31, 2015								(694,153)			(694,153)
Balance December 31, 2015	80,248,364	8,025	30,000	3	124,287,272	12,427	3,484,356	(4,183,446)	728,658	(72,000)	(21,976)
Common Stock issued for cash at $0.05 per share issued 1/28/2016					2000000	200	99800				100000
Preferred Stock issued for cash at $0.05 per share issued 1/28/2016	1,000,000	100					49,900				50,000
Common Stock issued for cash at $0.025 per share issued 1/29/2016					30,000	3	747				750
Preferred Stock issued for cash at $0.025 per share issued 1/29/2016	300,000	30					7,470				7,500
Common Stock issued for cash at $0.025 per share issued 2/2/2016					270,000	27	6,723				6,750
Common Stock issued for cash at $0.05 per share issued 2/22/2016					666,666	67	33,267				33,333
Common Stock issued for cash at $0.0125 per share issued 2/22/2016					1,000,000	100	12,400				12,500
Preferred Stock issued for cash at $0.05 per share issued 2/22/2016	333,333	33					16,633				16,667
Preferred Stock issued for cash at $0.0125 per share issued 3/22/2016	3,000,000	300					37,200				37,500
Restricted Stock Award compensation expense recognized during Quarter ended March 31, 2016							247,739				247,739
Loss on Issuance of Securities for Less than fair value recognized during quarter							0				0
Beneficial Conversion Feature Recognized during the Quarter Ended March 31, 2016							42,600				42,600
Unrealized Loss on Securities Available for Sale recognized during Quarter ended March 31, 2016										(63,200)	(63,200)
Net Loss for the quarter ended March 31, 2016								(726,064)			(726,064)
Balance March 31, 2016	84,881,697	8,488	30,000	3	128,253,938	12,824	4,038,835	(4,909,510)	728,658	(135,200)	(255,902)
Preferred Stock issued for debt issued April 7, 2016	1,000,000	100					9,900				10,000
Preferred Stock issued for Officer Compensation April 7 2016	30,000,000	3,000									3,000

Common Stock issued for debt issued May 9 , 2016					700,000	70	13,930				14,000
Common Stock issued for cash at $0.0125 per share issued 5/23/2016					1,000,000	100	12,400				12,500
Preferred Stock issued for cash at $0.0125 per share issued 5/23/2016	3,000,000	300					37,200				37,500
Common Stock issued for cash at $0.03329 per share issued 6/6/2016					3,500,000	350	118,400				118,750
Preferred Stock issued for cash at $0.01938 per share issued 6/6/2016	5,500,000	550					105,700				106,250
Preferred Stock issued for cash at $0.0125 per share issued 6/15/2016	3,285,000	329					40,734				41,062
Common Stock issued for cash at $0.0125 per share issued 6/15/2016					1,095,000	110	13,578				13,687
Loss on Issuance of Securities for Less than fair value recognized during quarter							48,300				48,300
Beneficial Conversion Feature Recognized during the Quarter Ended June 30, 2016							9,900				9,900
Restricted Stock Award compensation expense recognized during Quarter ended June 30 2016							247,739				247,739
Unrealized Gain on Securities Available for Sale recognized during Quarter ended June 30, 2016										23,200	23,200
Net Loss for the quarter ended June 30, 2016								(1,000,213)			(1,000,213)

Balance June 30, 2016	127,666,697	12,767	30,000	3	134,548,938	13,453	4,696,615	(5,909,722)	728,658	(112,000)	(570,226)
Preferred Stock issued for Nonemployee Compensation July 27, 2016	100,000	10					15,890				15,900
Preferred Stock issued for cash at $0.0125 per share issued 8/16/2016	2,000,000	200					24,800				25,000
Common Stock issued for debt issued August 17 , 2016					3,966,667	397	108,603				109,000
Preferred Stock issued for cash at $0.0125 per share issued 8/22/2016	4,000,000	400					49,600				50,000
Common Stock issued for Nonemployee Compensation 8/22/2016					197,000	20	28,545				28,565
Preferred Stock issued for cash at $0.0125 per share issued 9/13/2016	1,500,000	150					18,600				18,750
Common Stock issued for cash at $0.004167 per share issued 9/13/2016					500,000	50	6,200				6,250
Common Stock issued for Nonemployee Compensation 8/22/2016					500,000	50	71,200				71,250
Loss on Issuance of Securities for Less than fair value recognized during quarter							363,033				363,033
Beneficial Conversion Feature Recognized during the Quarter Ended September 30, 2016							150,000				150,000
Restricted Stock Award compensation expense recognized during Quarter ended September 30 2016							106,666				106,666
Unrealized Gain on Securities Available for Sale recognized during Quarter ended September 30, 2016										32,000	32,000
Net Loss for the quarter ended September 30, 2016								(993,088)			(993,088)
Balance September 30, 2016	135,266,697	13,527	30,000	3	139,712,605	13,970	5,639,753	(6,902,812)	728,658	(80,000)	(586,902)

The Following Notes are an integral part of these Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(Restated)

	Year Ended September 30	Year Ended September 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(3,413,519)	$(2,210,716)
Adjustments to reconcile net Income to net cash
Stock Received as Payment for Services		(192,000)
Preferred Stock Issued for Expenses		100
Preferred Stock issued for compensation	3,000
Preferred Stock issued for Interest		891
Preferred Stock issued pursuant to contractual obligations		3,475
Common Stock issued to Consultants	99,815	307,955
Preferred Stock issued to Consultants	15,940	450
Increase (Decrease) in Interest expense attributable to amortization of Discount	18,597
Increase in issuance of stock below fair value	411,333	207,425
Increase in Additional Paid in Capital	849,866	627,778
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	214,904	22,549
(Increase) Decrease in Accounts Receivable	(83,000)
(Increase) Decrease in Notes Receivable		(1,629)
(Increase) Decrease in Interest Receivable	(1,197)	(1,148)
Increase ( Decrease) in Bank Overdraft		(6,137)
Increase (Decrease) in accrued Expenses	286,921	58,359
(Increase) Decrease in Prepaid Expenses	(59,905)	(10,000)
(Increase) Decrease in Due from Former Employee	(15,000)
Net Cash Provided by (Used in) Operating Activities	(1,672,245)	(1,192,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	626,188	33,333
Preferred Stock issued for Cash	628,563	16,667
Increase in Contributed Capital		70,000
Increase ( Decrease) in Notes Payable	53,696	138,582
Increase in Convertible Notes payable	300,000	972,686
Increase in Due to Shareholder	50,000
Net Cash Provided by (Used in) Financing Activities	1,658,447	1,231,268

Net Increase (Decrease) in Cash	(13,798)	38,620

Cash at Beginning of Period	38,620	0

Cash at End of Period	24,822	$38,620

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	123,000	$1,002,686
Preferred Shares Issued for Debt	10,000	$6,000
Cash Paid for Interest	5,000

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 6,902,812 during the period from April 24, 2012 (inception) through September 30, 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. INCOME TAXES

As of September 30, 2016

Deferred tax assets:
Net operating tax carry forwards	$2,346,956
Other	-0-
Gross deferred tax assets	2,346,956
Valuation allowance	(2,346,956)
Net deferred tax assets	$-0-

As of September 30, 2016 the Company has a Deferred Tax Asset of $2,346,956 completely attributable to net operating loss carry forwards of approximately $6,902,812 (which expire 20 years from the date the loss was incurred).

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

55
55

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

NOTE 14. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Regen’s annual financial statements for the period ended September 30, 2016 the Company determined that the recognition of $ 4,337,075 of expenses recognized during the period resulting from the issuance for less than fair value of equity securities should not have been recognized.

The following tables reflect the corrections:

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of		As of
	September 30, 2016	Adjustments	September 30, 2016
			(Restated)
ASSETS
CURRENT ASSETS
Cash	24,822		24,822
Accounts Receivable	83,000		83,000
Note Receivable	12,051		12,051
Prepaid Expenses	69,905		69,905
Accrued Interest Receivable	2,578		2,578
Due from Former Employees	15,000		15,000
Total Current Assets	207,356		207,356

OTHER ASSETS
Available for Sale Securities	112,000		112,000
Total Other Assets	112,000		112,000

TOTAL ASSETS	319,356		319,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0		0
Accounts payable	240,759		240,759
Notes Payable	143,447		143,447
Accrued payroll taxes	33,040		33,040
Accrued Interest	43,918		43,918
Accrued Rent	15,000		15,000
Accrued Payroll	263,996		263,996
Due to Shareholder	50,000		50,000
Convertible Notes Payable	9,041		9,041
Total Current Liabilities	799,201		799,201
Long Term Liabilities:
Convertible Notes Payable	107,057		107,057
Total Long Term Liabilities	107,057		107,057
Total Liabilities	906,258		906,258

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 114,753,938 issued and outstanding as of September 30, 2015 and 139,712,605 shares issued and outstanding September 30, 2016	13,970		13,970
Preferred Stock, 0.0001 par value, 800,000,000 authorized and 100,000,000 authorized as of September 30, 2016 and September 30, 2015 respectively
Series A Preferred 90,000,000 Authorized and 300,000,000 authorized, 60,981,697 and 135,266,697 outstanding as of September 30, 2105 and September 30, 2016 respectively	13,527		13,527
Series AA Preferred $0.0001 par value 600,000 authorized and 30,000 outstanding as of September 30, 2015 and September 30, 2016	3		3
Additional Paid in capital	18,961,259	(13,321,507)	5,639,753
Contributed Capital	728,658		728,658
Retained Earnings (Deficit) accumulated during the development stage	(20,224,319)	13,321,507	(6,902,812)
Accumulated Other Comprehensive Income	(80,000)		(80,000)
Total Stockholders' Equity (Deficit)	(586,902)		(586,902)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	319,356		319,356

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS

	Year Ended		Year Ended
	September 30,2016		September 30,2016
			(restated)
REVENUES	100,000		100,000

COST AND EXPENSES
Research and Development	671,095		671,095
General and Administrative	1,664,250		1,664,250
Consulting and Professional Fees	661,617		661,617
Rent	60,000		60,000
Total Costs and Expenses	3,056,962		3,056,962

OPERATING LOSS	(2,956,962)		(2,956,962)

OTHER INCOME & (EXPENSES)
Interest Income	1,197		1,197
Refunds of amounts previously paid
Interest Expense	(27,824)		(27,824)
Interest Expense attributable to
Amortization of Discount	(18,597)		(18,597)
Loss on issuance of common shares for
less than fair value	(4,748,408)	4,337,075	(411,333)
Preferred shares issued pursuant to
contractual obligations
TOTAL OTHER INCOME (EXPENSE)	(4,793,633)		(456,558)

NET INCOME (LOSS)	(7,750,594)		(3,413,519)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0606)		(0.0267)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	127,840,131		127,840,131

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS

	Year Ended September 30	Adjustments	Year Ended September 30
	2016		2016
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(7,750,594)	4,337,075	(3,413,519)
Adjustments to reconcile net Income to net cash
Stock Received as Payment for Services
Preferred Stock Issued for Expenses
Preferred Stock issued for compensation	3,000		3,000
Preferred Stock issued for Interest
Preferred Stock issued pursuant to contractual obligations
Common Stock issued to Consultants	99,815		99,815
Preferred Stock issued to Consultants	15,940		15,940
Increase (Decrease) in Interest expense attributable to amortization of Discount	18,597		18,597
Increase in issuance of stock below fair value	4,748,408	(4,337,075)	411,333
Increase in Additional Paid in Capital	849,866		849,866
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	214,904		214,904
(Increase) Decrease in Accounts Receivable	(83,000)		(83,000)
(Increase) Decrease in Notes Receivable
(Increase) Decrease in Interest Receivable	(1,197)		(1,197)
Increase ( Decrease) in Bank Overdraft
Increase (Decrease) in accrued Expenses	286,921		286,921
(Increase) Decrease in Prepaid Expenses	(59,905)		(59,905)
(Increase) Decrease in Due from Former Employee	(15,000)		(15,000)
Net Cash Provided by (Used in) Operating Activities	(1,672,245)		(1,672,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	626,188		626,188
Preferred Stock issued for Cash	628,563		628,563
Increase in Contributed Capital
Increase (Decrease) in Notes Payable	53,696		53,696
Increase in Convertible Notes payable	300,000		300,000
Increase in Due to Shareholder	50,000		50,000

Net Cash Provided by (Used in) Financing Activities	1,658,447		1,658,447

Net Increase (Decrease) in Cash	(13,798)		(13,798)

Cash at Beginning of Period	38,620		38,620

Cash at End of Period	24,822		24,822

STATEMENT OF COMPREHENSIVE INCOME

	Year Ended September 30
	2016	adjustments	2016
			(Restated)
Net Income (Loss)	$(7,750,594)	4,337,075	$(3,413,519)
Add:
Unrealized Gains on Securities
Less:
Unrealized Losses on Securities	(46,400)		(46,400)
Total Other Comprehensive Income (Loss)	(46,400)		(46,400)
Comprehensive Income	$(7,796,994)		(3,459,919)

STATEMENT OF SHAREHOLDERS EQUITY
Year Ended September 30, 2016
			Adjustments
Quarter Ended December 31, 2015				Restated
APIC	Loss on Securities Issued for Less Than Fair Value	1,163,313	(1,163,313)	0
Accumulated Deficit	Net Loss	(1,857,466)	1,163,313	(694,153)

Quarter Ended March 31, 2016
APIC	Loss on Securities Issued for Less Than Fair Value	364,822	(364,822)	0
Accumulated Deficit	Net Loss	(1,090,886)	364,822	(726,064)

Quarter Ended June 30, 2016
APIC	Loss on Securities Issued for Less Than Fair Value	1,473,490	(1,425,190)	48,300
Accumulated Deficit	Net Loss	(2,425,404)	1,425,190	(1,000,213)

QuarterEnded September 30, 2016
APIC	Loss on Securities Issued for Less Than Fair Value	1,746,783	(1,383,750)	363,033
Accumulated Deficit	Net Loss	(2,376,838)	1,383,750	(993,088)

NOTE 15. SUBSEQUENT EVENTS

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2016 based on the framework in Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework. Based on its assessment, management believes that, as of September 30, 2016, the Company’s internal control over financial reporting is effective.

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

Pursuant to the Agreement, Zander shall pay to The Company one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15 th , 2016 and each subsequent anniversary of the effective date of the Agreement.

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

During the quarter ended September 30, 2016 Zander paid $17,000 to the Company as a partial payment of the July 15 th, 2016 liability

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

Item 15. Exhibit Index

EXHIBIT INDEX

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(i)	Articles of Incorporation (incorporated by Reference to Exhibit 3(i) of the Company’s Form S-1 dated October 9. 2013)
3(i)(2)	Amendment to Articles of incorporation (incorporated by Reference to Exhibit 3(i)(2) of the Company’s Form S-1 dated October 9. 2013)
3(ii)	Bylaws of the Registrant* (incorporated by Reference to Exhibit 3(i)(iii) of the Company’s Form S-1 dated October 9. 2013)
10.1	June 5 2013 Agreement by and between the Company and Oregon Health and Science University* (incorporated by Reference to Exhibit 10.1 of the Company’s Form S-1 dated October 9. 2013)
10.2	Termination of June 5 2013 Agreement by and between the Company. and Oregon Health and Science University August 8 2013 (incorporated by Reference to Exhibit 10.2 of the Company’s Form S-1 dated October 9. 2013)
10.3	Employment Agreement by and between Biomatrix Scientific Group, Inc. and J. Christopher Mizer* (incorporated by Reference to Exhibit 10.3 of the Company’s Form S-1 dated October 9. 2013)
10.4	Amendment to Employment Agreement by and between Biomatrix Scientific Group, inc. and J. Christopher Mizer (incorporated by Reference to Exhibit 10.4 of the Company’s Form S-1 dated October 9. 2013)
10.5	Employment Agreement by and between Biomatrix Scientific Group, Inc. and Thomas Ichim* (incorporated by Reference to Exhibit 10.5 of the Company’s Form S-1 dated October 9. 2013)
10.6	Amendment to Employment Agreement by and between Biomatrix Scientific Group, inc. and Thomas Ichim (incorporated by Reference to Exhibit 10.6 of the Company’s Form S-1 dated October 9. 2013)
10.7	May 1 2013 agreement with Dr. Wei Ping Min (incorporated by Reference to Exhibit 10.7 of the Company’s Form S-1 dated October 9. 2013)
10.8	Letter Agreement by and between Wei Ping Min and Bio-Matrix Scientific Group Inc dated May 18, 2012 (incorporated by Reference to Exhibit 10.8 of the Company’s Form S-1 dated October 9. 2013)
10.9	Option Agreement by and between the Company and Oregon State University June 5 2013 (incorporated by Reference to Exhibit 10.9 of the Company’s Form S-1 dated October 9. 2013)
10.10	Letter Agreement by and between James White and Bio-Matrix Scientific Group Inc dated May 16, 2012 (incorporated by Reference to Exhibit 10.9 of the Company’s Form S-1 dated October 9. 2013)
3(i)(iii)	Designations Series AA Preferred Stock(( incorporated by Reference to Exhibit 3(i) of the Company’s Form 8-K dated September 16, 2014)
10.11	Letter Agreement by and between David Suhy and Regen dated September 11 2013*
10.12	Exclusive License Agreement between Regen and Benitec Australia Limited (incorporated by Reference to Exhibit 10.12 of the Company’s Form S-1 dated October 9. 2013)
10.13	Service Agreement by and between Regen and Dr. Wei Ping Min July 27,2013 (incorporated by Reference to Exhibit 10.13 of the Company’s Form S-1 dated October 9. 2013)
10.14	Share Purchase Agreement September 30, 2013 ( incorporated by Reference to Exhibit 10.14 of the Company’s Form S-1 dated October 9. 2013)
10.15	Share Purchase Agreement October 11, 2013 (incorporated by Reference to Exhibit 10.15 of the Company’s Form S-1/A filed November 22. 2013)
10.16	Share Purchase Agreement November 7, 2013 (incorporated by Reference to Exhibit 10.16 of the Company’s Form S-1/A filed November 22. 2013
10.17	Settlement Agreement executed by Company Dec 9, 2013 (incorporated by Reference to Exhibit 10.17 of the Company’s Form S-1/A filed January 10. 2014)
10.18	SECURITIES PURCHASE AGREEMENT( incorporated by Reference to Exhibit 10.18 of the Company’s Form S-1/A filed January 10. 2014)
10.19	ASSIGNMENT OF INVENTION AND PATENT APPLICATION (incorporated by Reference to Exhibit 10.1 of form 8-K dated November 24, 2014)
10.20	Consulting Agreement(incorporated by Reference to Exhibit 10.2 of form 8-K dated November 24, 2014)
10.21	Sublease ( incorporated by Reference to Exhibit 10.21 of Form 10-K for the year ended September 30, 2014)
10.22	Promissory Note Payable (filed previously as Exhibit 10-1 of the Company’s Form 10-Q filed August 7, 2014)
10.23	Promissory Note Payable (filed previously as Exhibit 10-2 of the Company’s Form 10-Q filed August 7, 2014)

10.24	ASSIGNMENT OF INVENTION AND PATENT APPLICATION (incorporated by Reference to Exhibit 10.1 of form 8-K dated December 16, 2014)
3(j) *	Certificate of Designations ( incorporated by Reference to Exhibit 3(i) of Form 8-K dated January 20, 2015)
10.25	Employment Agreement T. Ichim (incorporated by Reference to Exhibit 10.1 of Form 8-K dated January 20, 2015
10.26	Employment Agreement C. Ichim (incorporated by Reference to Exhibit 10.2 of Form 8-K dated January 20, 2015
10.27	Amendment to Sublease(incorporated by Reference to Exhibit 10.3 of Form 8-K dated January 20, 2015
10.28	CONVERTIBLE PROMISSORY NOTE ISSUED TO LLC (incorporated by reference to Exhibit 10.1 of Form 8-K dated Feb. 6, 2015
10.29	Form of Note issued to Individual investor (incorporated by reference to Exhibit 10.2 of Form 8-K dated Feb. 6, 2015
10.30	Form of Note issued to Dunhill Ross (incorporated by reference to Exhibit 10.3 of Form 8-K dated Feb 6, 2015

10.31	Employment Agreement Caven (incorporated by Reference to Exhibit 10.1 of Form 8-K dated Feb. 12, 2015
10.32	Employment Agreement Koos (incorporated by Reference to Exhibit 10.2 of Form 8-K dated Feb. 12, 2015
10.33	Form of $50,000 Convertible Note (incorporated by reference to Exhibit 10.1 of Form 8-K dated March 23, 2015
10.32	Form of $100,000 Convertible Note(incorporated by reference to Exhibit 10.2 of Form 8-K March 23, 2015
10.35	Employment Agreement Caven (incorporated by Reference to Exhibit 10.1 of Form 8-K dated Feb. 12, 2015
10.36	Vaini Agreement(incorporated by Reference to Exhibit 10.1 of Form 8-K dated March 26, 2015
10.37	Value Quest Agreement (incorporated by reference to Exhibit 10.2 of Form 8-K dated March 26, 2015
10.38	Minev Agreement (incorporated by reference to Exhibit 10.3 of Form 8-K dated March 26, 2015
10.39	Gronemeyer Agreement (incorporated by Reference to Exhibit 10.4 of Form 8-K dated March 26, 2015
10.40	Form of Convertible Note (incorporated by reference to Exhibit 10.1 of Form 10-Q dated May 1, 2015
10.41	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND SANTOSH KESARI (incorporated by reference to Exhibit 10.1 of Form 8-K dated June 10, 2015)
10.42	Zander Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2015)
10.43	Amendment to Exclusive License Agreement between Regen and Benitec Australia Limited (incorporated by Reference to Exhibit 10.2 of Form 8-K dated August 25, 2015)
10.44	Lander Agreement (incorporated by reference to Exhibit 10.1 of Form 8-k dated October 9, 2015)
3(i) *****	Text of Amendment to Certificate of Incorporation (incorporated by reference to 3(i) of Form 8-K dated October 28, 2015)
3(i) *******	Text of Amendment to Certificate of Designation(incorporated by reference to 3(i) (a)of Form 8-K dated October 28, 2015)
10.44	Ichim Consulting Agreement (incorporated by Reference to Exhibit 10.1 of Form 8-K dated November 4, 2015)
17.1	Ichim Resignation (incorporated by Reference to Exhibit 17.1 of Form 8-K dated November 4, 2015)
10.44	Research Collaboration Agreement (incorporated by Reference to Exhibit 10.1 of Form 8-K dated December 17, 2015)

10.45	Form of Unit Purchase Agreement 9/10/2015 ( incorporated by Reference to Exhibit 10.1 of Form 8-K dated October 13.2015
10.46	Form of Unit Purchase Agreement 9/10/2015( incorporated by Reference to Exhibit 10.2 of Form 8-K dated October 13.2015
10.47	Form of Unit Purchase Agreement 11/13/2015( incorporated by Reference to Exhibit 10.4 of Form 8-K dated October 13.2015
10.48	Form of Unit Purchase Agreement 11/16/2015( incorporated by Reference to Exhibit 10.5 of Form 8-K dated October 13.2015
10.49	Letter Agreement Lorraine Gudas( incorporated by Reference to Exhibit 10.6 of Form 8-K dated October 13.2015
10.50	Letter Agreement Stefano Bertuzzi( incorporated by Reference to Exhibit 10.7 of Form 8-K dated October 13.2015
10.51	Letter Agreement Francesco Marincola( incorporated by Reference to Exhibit 10.8 of Form 8-K dated October 13.2015
10.52	Letter Agreement Ralph Nachman( incorporated by Reference to Exhibit 10.9 of Form 8-K dated October 13.2015
10.53	Letter Agreement J. Baell( incorporated by Reference to Exhibit 10.10 of Form 8-K dated October 13.2015
10.54	Form of Unit Purchase Agreement $100,000 12/3/2015 (incorporated by Reference to Exhibit 10.54 of the Company’s 10-K for the Year ended 9/30/2015)
10.55	Form of Unit Purchase Agreement $100,000 12/14/2015(incorporated by Reference to Exhibit 10.55 of the Company’s 10-K for the Year ended 9/30/2015)
10.56	Form of Unit Purchase Agreement $150,000 1/14/2016(incorporated by Reference to Exhibit 10.1 of the Company)’s 8-K filed 3/24/2016
10.57	Form of Unit Purchase Agreement 300,000 Units(incorporated by Reference to Exhibit 10.2 of the Company’s 8-K filed 3/24/2016
10.58	Form of Agreement Sale of 333,333 Units (incorporated by Reference to Exhibit 10.3 of the Company’s 8-K filed 3/24/2016)
10.59	Form of Agreement 1,000,000 Units 1 common and 3 Preferred(incorporated by Reference to Exhibit 10.4 of the Company’s 8-K filed 3/24/2016)
Item 10.60	Eli Lilly Agreement (incorporated by Reference to Exhibit 10.1 of the Company’s 8-K filed 4/11/2016 )
10.60	David Koos Agreement 10 million Series A(incorporated by Reference to Exhibit 10.1 of the Company’s 8-K filed 4/11/2016)
10.61	Harry Lander Agreement 10 Million Series A(incorporated by Reference to Exhibit 10.2 of the Company’s 8-K filed 4/11/2016)
10.62	Todd Caven Agreement 10 Million Series A(incorporated by Reference to Exhibit 10.3 of the Company’s 8-K filed 4/11/2016)
10.63	Form of Convertible Note ( incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2016)
Item 10.63	Objective Capital Agreement (incorporated by Reference to Exhibit 10.1 of the Company’s 8-K filed 6/06/2016)
Item 10.63	CIM Agreement (incorporated by Refernece to Exhibit 10.11 of the Company’s 8-K filed 7/07/2016)
10.64	Form of $50,000 Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended June 30, 2016)*
10.65	Form of $50,000 Unit Purchase Agreement dated June 1, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the period ended June 30, 2016)*
10.66	Form of $50,000 Unit Purchase Agreement dated May 16, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the period ended June 30, 2016)*
10.67	Form of $54, 750 Unit Purchase Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the period ended June 30, 2016)*
10.68	Form of $25,000 Unit Purchase Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the period ended June 30, 2016)*
10.69	Form of $150,000 Unit Purchase Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the period ended June 30, 2016)*

10.70	Amendment to D. Koos Employment Agreement*
10.71	Form of Unit Purchase Agreement dated 8/4/2016*
10.72	Form of Unit Purchase Agreement dated 8/10/2016*
10.73	Form of Unit Purchase Agreement dated 8/30/2016*
10.75	Form of Unit Purchase Agreement 7/13/2016*
10.76	Form of Convertible Debt August 26, 2016
10.77	Form of Convertible Debt 9/8/2016*
10.78	Form of Convertible Debt 9/20/2016*
10.79	Form of Unit Purchase Agreement $100,000*
10.80	Form of Unit Purchase Agreement $100,000*
10.81	Form of Unit Purchase Agreement $25,000*
10.82	Form of Unit Purchase Agreement dated 10/25/2016*
10.83	Form of Unit Purchase Agreement 3 million Units*
10.84	Form of Unit Purchase Agreement 500,00 Units*
10.85	Form of Unit Purchase Agreement 1,500,000 Units*
10.86	Form of Unit Purchase 1,750,000 Units*

* Filed with the Company’s 10-K for the Fiscal Year Ended 2016

78

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

79