Form 10-Q/A
period 2016-12-31
Regen BioPharma Inc
filed 2017-03-30
CIK 1589150

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

Yes ☐ No ☒

 EXPLANATORY NOTE:

THIS AMENDMENT NO.1 TO REGEN BIOPHARMA, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2016 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

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

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
BALANCE SHEET
(Restated)
	As of	As of
	December 31, 2016	September 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	220,718	24,822
Accounts Receivable	83,000	83,000
Note Receivable	12,051	12,051
Prepaid Expenses	61,011	69,905
Accrued Interest Receivable	2,878	2,578
Due from Former Employees	15,000	15,000
Total Current Assets	394,658	207,356

OTHER ASSETS
Available for Sale Securities	312,000	112,000
Total Other Assets	312,000	112,000

TOTAL ASSETS	706,658	319,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	0
Accounts payable	163,927	240,759
Notes Payable	68,638	143,447
Accrued payroll taxes	3,677	33,040
Accrued Interest	54,841	43,918
Accrued Rent	20,000	15,000
Accrued Payroll	349,496	263,996
Due to Shareholder	25,000	50,000
Convertible Notes Payable	47,425	9,041
Total Current Liabilities	733,004	799,201
Long Term Liabilities:
Convertible Notes Payable	129,776	107,057
Total Long Term Liabilities	129,776	107,057
Total Liabilities	862,779	906,258

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock ($.0001 par value) 500,000,000 shares authorized; 145,412,605 issued and outstanding as of December 31, 2016 and 139,712,605 shares issued and outstanding September 30, 2016	14,540	13,970
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30, 2016 and December 31, 2016 respectively
Series A Preferred 300,000,000 authorized, 147,966,697 and 135,266,697 outstanding as of December 31, 2016 and September 30, 2016 respectively	14,797	13,527
Series AA Preferred $0.0001 par value 600,000 authorized and 30,000 outstanding as of December 31, 2016 and September 30, 2016	3	3
Additional Paid in capital	6,443,152	5,639,753
Contributed Capital	728,658	728,658
Retained Earnings (Deficit) accumulated during the development stage	(7,477,271)	(6,902,812)
Accumulated Other Comprehensive Income	120,000	(80,000)
Total Stockholders' Equity (Deficit)	(156,121)	(586,902)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	706,658	319,356

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS
(unaudited)
(Restated)

	Quarter Ended	Quarter Ended
	December 31, 2016	December 31, 2015
REVENUES	0	0

COST AND EXPENSES
Research and Development	42,694	105,323
General and Administrative	242,758	488,596
Consulting and Professional Fees	233,128	80,533
Rent	15,000	15,000
Total Costs and Expenses	533,580	689,452

OPERATING LOSS	(533,580)	(689,452)

OTHER INCOME & (EXPENSES)
Interest Income	300	300
Other Income	31,846
Refunds of amounts previously paid
Interest Expense	(11,923)	(5,001)
Interest Expense attributable to Amortization of Discount	(61,102)
Preferred shares issued pursuant to contractual obligations
TOTAL OTHER INCOME (EXPENSE)	(40,879)	(4,701)

NET INCOME (LOSS)	(574,459)	(694,153)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.004)	(0.0059)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	143,596,121	118,216,582

The Accompanying Notes are an Integral Part of These Financial Statements

3

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
(Restated)	Quarter Ended December 31
	2016	2015
Net Income (Loss)	$(574,459)	$(694,153)
Add:
Unrealized Gains on Securities	200,000
Less:
Unrealized Losses on Securities		(38,400)
Total Other Comprehensive Income (Loss)	200,000	(38,400)
Comprehensive Income	$(374,459)	(732,553)

The Accompanying Notes are an integral part of these financial statements

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)
(Restated)

	Quarter Ended December 31, 2016	Quarter Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(574,459)	(694,153)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants		40
Increase (Decrease) in Interest expense attributable to amortization of Discount	61,102
Increase in Additional Paid in Capital	5,240	247,723
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	(76,832)	1792
(Increase) Decrease in Accounts Receivable
(Increase) Decrease in Notes Receivable
(Increase) Decrease in Interest Receivable	(300)	(300)
Increase (Decrease) in Bank Overdraft
Increase (Decrease) in accrued Expenses	72,060	25,495
(Increase) Decrease in Prepaid Expenses	8,894	9,000
(Increase) Decrease in Due from Former Employee		(15,000)

Net Cash Provided by (Used in) Operating Activities	(504,295)	(425,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	267,500	321,667
Preferred Stock issued for Cash	292,500	238,334
Increase in Contributed Capital	0
Increase (Decrease) in Notes Payable	(74,809)	(54,701)
Increase in Convertible Notes payable	240,000
Increase (Decrease) in Due to Shareholder	(25,000)	50,000
Net Cash Provided by (Used in) Financing Activities	700,191	555,300

Net Increase (Decrease) in Cash	195,896	129,897

Cash at Beginning of Period	24,822	38,620

Cash at End of Period	220,718	168,517

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	0
Preferred Shares Issued for Debt	0
Cash Paid for Interest	1,000

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

 NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 7,477,271 during the period from April 24, 2012 (inception) through December 31, 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. INCOME TAXES

As of December 31, 2016

Deferred tax assets:
Net operating tax carry forwards	$2,542,272
Other	-0-
Gross deferred tax assets	2,542,272
Valuation allowance	(2,542,272)
Net deferred tax assets	$-0-

As of December 31, 2016 the Company has a Deferred Tax Asset of $2,542,272 completely attributable to net operating loss carry forwards of approximately $7,477,271 (which expire 20 years from the date the loss was incurred).

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

NOTE 14. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Regen’s financial statements for the quarterly period ended December 31, 2016 the Company determined that the recognition of $ 1,950,120 of expenses recognized during the period resulting from the issuance for less than fair value of equity securities should not have been recognized.

The following tables reflect the corrections:

REGEN BIOPHARMA , INC.
BALANCE SHEET

	As of		As of
	December 31, 2016	Adjustments	December 31, 2016
	(unaudited)		(unaudited)
			Restated
ASSETS
CURRENT ASSETS
Cash	220,718		220,718
Accounts Receivable	83,000		83,000
Note Receivable	12,051		12,051
Prepaid Expenses	61,011		61,011
Accrued Interest Receivable	2,878		2,878
Due from Former Employees	15,000		15,000
Total Current Assets	394,658		394,658

OTHER ASSETS
Available for Sale Securities	312,000		312,000
Total Other Assets	312,000		312,000

TOTAL ASSETS	706,658		706,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0		0
Accounts payable	163,927		163,927
Notes Payable	68,638		68,638
Accrued payroll taxes	3,677		3,677
Accrued Interest	54,841		54,841
Accrued Rent	20,000		20,000
Accrued Payroll	349,496		349,496
Due to Shareholder	25,000		25,000
Convertible Notes Payable	47,425		47,425
Total Current Liabilities	733,004		733,004
Long Term Liabilities:
Convertible Notes Payable	129,776		129,776
Total Long Term Liabilities	129,776		129,776
Total Liabilities	862,779		862,779

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 145,412,605 issued and outstanding as of December 31, 2016 and 139,712,605 shares issued and outstanding September 30, 2016	14,540		14,540
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30, 2016 and December 31, 2016 respectively
Series A Preferred 300,000,000 authorized, 147,966,697 and 135,266,697 outstanding as of December 31, 2016 and September 30, 2016 respectively	14,797		14,797
Series AA Preferred $0.0001 par value 600,000 authorized and 30,000 outstanding as of December 31, 2016 and September 30, 2016	3		3
Additional Paid in capital	21,714,779	(15,271,627)	6,443,152
Contributed Capital	728,658		728,658
Retained Earnings (Deficit) accumulated during the development stage	(22,748,898)	15,271,627	(7,477,271)
Accumulated Other Comprehensive Income	120,000		120,000
Total Stockholders' Equity (Deficit)	(156,121)		(156,121)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	706,658		706,658

REGEN BIOPHARMA , INC.
STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended		Quarter Ended
	December 31, 2016	Adjustments	December 31, 2016
			(Restated)
REVENUES	0		0

COST AND EXPENSES
Research and Development	42,694		42,694
General and Administrative	242,758		242,758
Consulting and Professional Fees	233,128		233,128
Rent	15,000		15,000
Total Costs and Expenses	533,580		533,580

OPERATING LOSS	(533,580)		(533,580)

OTHER INCOME & (EXPENSES)
Interest Income	300		300
Other Income	31,846		31,846
Refunds of amounts previously paid
Interest Expense	(11,923)		(11,923)
Interest Expense attributable to
Amortization of Discount	(61,102)		(61,102)
Loss on issuance of common shares for
less than fair value	(1,950,120)	1,950,120	0
Preferred shares issued pursuant to
contractual obligations
TOTAL OTHER INCOME (EXPENSE)	(1,990,999)		(40,879)

NET INCOME (LOSS)	(2,524,579)		(574,459)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.018)		(0.004)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	143,596,121		143,596,121

REGEN BIOPHARMA , INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Quarter Ended December 31,		Quarter Ended December 31,
	2016	Adjustments	2016
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(2,524,579)	1,950,120	(574,459)
Adjustments to reconcile net Income to net cash
Increase (Decrease) in Interest expense attributable to
amortization of Discount	61,102		61,102
Increase in issuance of stock below fair value	1,950,120	(1,950,120)	0
Increase in Additional Paid in Capital	5,240		5,240
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	(76,832)		(76,832)
(Increase) Decrease in Accounts Receivable
(Increase) Decrease in Notes Receivable
(Increase) Decrease in Interest Receivable	(300)		(300)
Increase (Decrease) in Bank Overdraft
Increase (Decrease) in accrued Expenses	72,060		72,060
(Increase) Decrease in Prepaid Expenses	8,894		8,894
(Increase) Decrease in Due from Former Employee

Net Cash Provided by (Used in) Operating Activities	(504,295)		(504,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	267,500		267,500
Preferred Stock issued for Cash	292,500		292,500
Increase in Contributed Capital	0		0
Increase (Decrease) in Notes Payable	(74,809)		(74,809)
Increase in Convertible Notes payable	240,000		240,000
Increase (Decrease) in Due to Shareholder	(25,000)		(25,000)
Net Cash Provided by (Used in) Financing Activities
	700,191		700,191

Net Increase (Decrease) in Cash	195,896		195,896

Cash at Beginning of Period	24,822		24,822

Cash at End of Period	220,718		220,718

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	0
Preferred Shares Issued for Debt	0
Cash Paid for Interest	1,000

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended December 31
	2016 adjustments		2016
			(Restated)
Net Income (Loss)	$(2,524,579)	$1,950,120	$(574,459)
Add:
Unrealized Gains on Securities	200,000		200,000
Less:
Unrealized Losses on Securities
Total Other Comprehensive Income (Loss)	200,000		200,000
Comprehensive Income	$(2,324,579)		(374,459)

NOTE 15. SUBSEQUENT EVENTS

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

(a)	$ 560,000 of equity securities sold for cash
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

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended December 31, 2016 and -0- for the three months ended December 31, 2015. Net Losses were $574,459 for the three months ended December 31, 2016 and $694,153 for the same period ended 2015.

The decrease in Net Losses of approximately 17.2% is primarily attributable to increases in interest expense attributable to amortization of discount attributable to Beneficial Conversion Features recognized on Convertible Notes recognized during the quarter ended December 31 2016 as compared to the same period ended 2015 offset by decreases in Research and Development as well as General and Administrative expenses recognized during the quarter ended December 31 2016 as compared to the same period ended 2015 as well as the recognition during the quarter ended December 31 2016 of Other Income of $31,846 recognized in connection with elimination of certain payroll tax liabilities .

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

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Form of Unit Purchase Agreement $100,000 (a)
10.2	Form of Unit Purchase Agreement $100,000 (b)
10.3	Form of Unit Purchase Agreement $25,000 ( c)
10.4	Form of Unit Purchase Agreement dated 10/25/2016(d)
10.5	Form of Unit Purchase Agreement 3 million Units ( e)
10.6	Form of Unit Purchase Agreement 500,00 Units(f)
10.7	Form of Unit Purchase Agreement 1,500,000 Units (g)
10.8	Form of Unit Purchase 1,750,000 Units (h)
10.9	Convertible Note $50,000*
10.10	Convertible Note $50,000*
10.11	Convertible Note $50,000*
10.12	Convertible Note $50,000*
10.13	Convertible Note $40,000*
10.14	Form of Unit Purchase Agreement $25,000*
10.15	Text of Certificate of Designations Series M Preferred Stock (i)

(a)	Incorporated by reference to Exhibit 10.79 of the Company’s Form 10-K for the year ended September 30, 2016
(b)	Incorporated by reference to Exhibit 10.80 of the Company’s Form 10-K for the year ended September 30, 2016
(c)	Incorporated by reference to Exhibit 10.81 of the Company’s Form 10-K for the year ended September 30, 2016
(d)	Incorporated by reference to Exhibit 10.82 of the Company’s Form 10-K for the year ended September 30, 2016
(e)	Incorporated by reference to Exhibit 10.83 of the Company’s Form 10-K for the year ended September 30, 2016
(f)	Incorporated by reference to Exhibit 10.84 of the Company’s Form 10-K for the year ended September 30, 2016
(g)	Incorporated by reference to Exhibit 10.85 of the Company’s Form 10-K for the year ended September 30, 2016
(h)	Incorporated by reference to Exhibit 10.86 of the Company’s Form 10-K for the year ended September 30, 2016
(i)	Incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K filed January 20, 2017 * Filed with the Company’s Form 10-Q for the period ended !2/31/2016

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on______.

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

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Principal Accounting Officer
Date:	03/30/2017

