Form 10-Q/A
period 2015-03-31
Regen BioPharma Inc
filed 2017-04-28
CIK 1589150

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q/A

Amendment No. 2

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

Yes ☐ No ☒

EXPLANATORY NOTE: THIS AMENDMENT NO.2 TO REGEN BIOPHARMA, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF AMENDMENT NO.1 OF THE ORIGINAL FILING (“AMENDMENT NO.1”).

PART 1, ITEM 4

THE COMPANY HAS NOT MODIFIED OR UPDATED DISCLOSURES PRESENTED IN AMENDMENT NO.1 OR THE ORIGINAL FILING, EXCEPT AS INDICATED ABOVE. ACCORDINGLY, THIS AMENDMENT DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING AND DOES NOT MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS, EXCEPT AS SPECIFICALLY REFERENCED HEREIN. INFORMATION NOT AFFECTED BY THE ABOVE AMENDMENTS IS UNCHANGED AND REFLECTS THE DISCLOSURES MADE AT THE TIME OF THE ORIGINAL FILING.

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

CONVERTIBLE NOTES PAYABLE

During the quarter ended March 31, 2015 the Company issued Convertible Notes ( “Notes”) with an aggregate face value of $882,686 . Consideration for these Notes consisted of:

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

On March 20, 2015 Regen Biopharma, Inc. agreed to sublease 199 square feet of laboratory space located at 5310 Eastgate Mall, San Diego, CA 92121 from Human BioMolecular Research Institute (“Sublease Agreement”). Pursuant to the terms of the Sublease Agreement Regen Biopharma, Inc. will pay rent of $400 per month to Human BioMolecular Research Institute (“HBRI”) . The term of the sublease shall be from March 9, 2015 to September 8, 2015 (a period of 6 months) and will automatically renew thereafter for the same 6 month term unless written notice is received by HBRI within 60 days prior to renewal.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of David Koos, who is the Company's Principal Executive Officer and Todd S. Caven who is the Company’s Chief Financial Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are not effective at this reasonable assurance level as of the period covered solely because of the material weakness in our internal control over financial reporting described below.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2015 based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework. Based on its assessment, management believes that, as of March 31, 2015, the Company’s internal control over financial reporting is not effective.

Management identified a material weakness in internal control over financial reporting as of March 31, 2015. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal control over the accounting for issuances of equity securities of the Company for cash consideration and issuances of equity securities of the Company for conversion of convertible securities. This control deficiency resulted in the improper recognition of 8,179,432 of expenses recognized during the quarter ended March 31, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of convertible notes issued by the Company which should not have been recognized ( See Note 12 of Notes to Financial Statements.)

Remediation

Plan for Material Weakness in Internal Control over Financial Reporting

The Company’s management has begun to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s internal control over financial reporting. We will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate this material weakness:

Institute an additional review of any and all issuances of capital stock to ensure the event is recognized in accordance with United States GAAP.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2015 and ending on March 31, 2015, David Koos and Todd S. Caven , who serve as the Company's Principal Executive Officer and Principal Financial Officer respectively, have determined that, other than as described above, there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

CONVERTIBLE NOTES:

During the quarter ended March 31, 2015 the Company issued Convertible Notes ( “Notes”) with an aggregate face value of $882,686 . Consideration for these Notes consisted of:

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

Regen Biopharma, Inc.

Dated: 4/28/2017	By: /s/ David Koos
David Koos
Chief Executive Officer

Dated: 4/28/2017	By: /s/ Todd S. Caven
Todd S. Caven
Chief Financial Officer

