Form 10-Q/A
period 2015-06-30
Regen BioPharma Inc
filed 2017-04-28
CIK 1589150

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

During the quarter ended June 30, 2015 the Company issued Convertible Notes ( “Notes”) with an aggregate face value of $90,000 . Consideration for these Notes consisted of $90,000.

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

During the quarter ended June 30, 2015 the Company issued 3,214,285 of its common shares in satisfaction of the abovementioned convertible notes and 3,214,285 shares of its Series A Preferred stock in accordance with the terms and conditions of abovementioned convertible notes. ..

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2015 based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework. Based on its assessment, management believes that, as of June 30, 2015, the Company’s internal control over financial reporting is not effective.

Management identified a material weakness in internal control over financial reporting as of June 30, 2015. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal control over the accounting for issuances of equity securities of the Company for cash consideration and issuances of equity securities of the Company for conversion of convertible securities. This control deficiency resulted in the improper recognition of $730,000 of expenses recognized during the quarter ended June 30, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of convertible notes issued by the Company which should not have been recognized ( See Note 11 of Notes to Financial Statements.)

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

Regen Biopharma, Inc.

Dated: 04/28/2017	By: /s/ David Koos
David Koos
Chief Executive Officer

Dated: 04/28/2017	By: /s/ Todd S. Caven
Todd S. Caven
Chief Financial Officer

