Form 10-K/A
period 2015-09-30
Regen BioPharma Inc
filed 2017-04-28
CIK 1589150

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K/A

Amendment No 2.

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

EXPLANATORY NOTE:

THIS AMENDMENT NO.2 TO REGEN BIOPHARMA, INC’S (THE “COMPANY”) FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2015 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF AMENDMENT NO 1 FOR THE ORIGINAL FILING (“AMENDMENT NO.1”).

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2015. Based on this evaluation, they have concluded that the disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and Todd Caven is the Company’s CFO. They function as the Company’s principal executive officer and principal financial officer respectively. These officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2015, solely because of the material weakness in our internal control over financial reporting described below.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2015 based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework. Based on its assessment, management believes that, as of September 30, 2015, the Company’s internal control over financial reporting is not effective.

Management identified a material weakness in internal control over financial reporting as of September 30, 2015. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Other than as described above, there have been no changes during the quarter ended September 30, 2015 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	4/28/2017

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ Todd S. Craven
Name:	Todd S. Caven
Title:	Chief Financial Officer
Date:	4/28/2017

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ Harry Lander
Name:	Harry Lander
Title:	President
Date:	4/28/2017

