Form 10-Q/A
period 2015-12-31
Regen BioPharma Inc
filed 2017-04-28
CIK 1589150

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

NOTE 7. RELATED PARTY TRANSACTIONS

As of December 31, 2015 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $728,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090. The Company also utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to the Company by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company’s parent and the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month.

As of December 31, 2015 Entest Biomedical Inc. is indebted to the Company in the amount of $12,051. $12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2015 the Company was indebted to BMSN in the amount of $19,701. $19,701 lent to the Company by Bio Matrix Scientific Group, Inc. was due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. During the quarter ended December 31, 2015 the Company repaid $19,701 of principal indebtedness due and payable to BMSN. David R. Koos, the Chairman and Chief Executive Officer of the Company, also serves as Chairman and Chief Executive Officer of BMSN. Primarily resulting from BMSN’s ownership of 30,000 shares of the Company’s Series AA Preferred Stock, BMSN possesses the majority of the shareholder voting power ..

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework. Based on its assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is not effective.

Management identified a material weakness in internal control over financial reporting as of December 31, 2015. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal control over the accounting for issuances of equity securities of the Company for cash consideration and issuances of equity securities of the Company for conversion of convertible securities. This control deficiency resulted in the improper recognition of $1,163,313 of expenses recognized during the quarter ended December 31, 2015 resulting from the issuance for less than fair value of equity securities which not have been recognized ( See Note 11 of Notes to Financial Statements.)

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

