Form 10-Q/A
period 2016-03-31
Regen BioPharma Inc
filed 2017-04-28
CIK 1589150

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

   FORM 10-Q/A

Amendment No 2

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2016 based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework. Based on its assessment, management believes that, as of March 31, 2016, the Company’s internal control over financial reporting is not effective.

Management identified a material weakness in internal control over financial reporting as of March 31, 2016. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal control over the accounting for issuances of equity securities of the Company for cash consideration and issuances of equity securities of the Company for conversion of convertible securities. This control deficiency resulted in the improper recognition of $364,822 of expenses recognized during the quarter ended March 31, 2016 resulting from the issuance for less than fair value of equity securities which not have been recognized ( See Note 13 of Notes to Financial Statements.)

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2016 and ending on March 31, 2016, David Koos and Todd S. Caven , who serve as the Company's Principal Executive Officer and Principal Financial Officer respectively, have determined that, other than as described above, there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	04/28/2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on .

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	04/28/2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on .

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	04/28/2017

