Form 10-Q
period 2017-03-31
Regen BioPharma Inc
filed 2017-05-05
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2017 there were 138,112,605 shares of common stock issued and outstanding.

As of March 31, 2017 there were 136,966,697 shares of Series A Preferred Stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED BALANCE SHEET

	As of March 31, 2017	As of September 30, 2016
	(unaudited)	(as restated)
ASSETS
CURRENT ASSETS
Cash	113,159	24,822
Accounts Receivable	83,000	83,000
Note Receivable	12,051	12,051
Prepaid Expenses	52,117	69,905
Accrued Interest Receivable	3,171	2,578
Due from Former Employees	15,000	15,000
Total Current Assets	278,498	207,356

OTHER ASSETS
Available for Sale Securities	320,000	112,000
Total Other Assets	320,000	112,000

TOTAL ASSETS	598,498	319,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	0
Accounts payable	448,454	240,759
Notes Payable	85,978	143,447
Accrued payroll taxes	4,304	33,040
Accrued Interest	65,940	43,918
Accrued Rent	20,000	15,000
Accrued Payroll	419,996	263,996
Due to Shareholder	0	50,000
Derivative Liability	760,561
Convertible Notes Payable	94,685	9,041
Total Current Liabilities	1,899,918	799,201
Long Term Liabilities:
Convertible Notes Payable	162,186	107,057
Total Long Term Liabilities	162,186	107,057
Total Liabilities	2,062,104	906,258

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 138,112,605 issued and outstanding as of March 31, 2017 and 139,712,605 shares issued and outstanding September 30, 2016	13,810	13,970
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30, 2016 and March 31, 2017 respectively

Series A Preferred 300,000,000 authorized, 136,966,697 and 135,266,697 outstanding as of March 31, 2017 and September 30, 2016 respectively	13,697	13,527
Series AA Preferred $0.0001 par value 600,000 authorized and 50, 000 and 30,000 outstanding as of March 31, 2017 and September 30, 2016, respectively	5	3
Series M Preferred $0.0001 par value 300,000,000 authorized and 31,500,000 and 0 outstanding as of March 31, 2017 and September 30, 2016, respectively	3,150
Additional Paid in capital	6,516,720	5,639,753
Contributed Capital	728,658	728,658
Retained Earnings (Deficit) accumulated during the development stage	(8,867,646)	(6,902,812)
Accumulated Other Comprehensive Income	128,000	(80,000)
Total Stockholders' Equity (Deficit)	(1,463,606)	(586,902)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	598,498	319,356

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended March 31, 2017	Quarter Ended March 31, 2016 (restated)	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016 (restated)
REVENUES	0	0	0	0

COST AND EXPENSES
Research and Development	364,694	172,596	407,388	277,919
General and Administrative	197,832	435,236	440,590	923,831
Consulting and Professional Fees	161,631	97,547	394,759	178,080
Rent	15,000	15,000	30,000	30,000
Total Costs and Expenses	739,157	720,379	1,272,737	1,409,830

OPERATING LOSS	(739,157)	(720,379)	(1,272,737)	(1,409,830)

OTHER INCOME & (EXPENSES)
Interest Income	293	297	593	597
Other Income	2,820		34,666
Refunds of amounts previously paid
Interest Expense	(14,099)	(5,089)	(26,022)	(10,090)
Interest Expense attributable to Amortization of Discount	(79,671)	(894)	(140,773)	(894)
Preferred shares issued pursuant to contractual obligations
Derivative Expense	(560,561)		(560,561)
TOTAL OTHER INCOME (EXPENSE)	(651,218)	(5,686)	(692,097)	(10,387)

NET INCOME (LOSS)	(1,390,375)	(726,065)	(1,964,834)	(1,420,217)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0098)	(0.0058)	(0.0136)	(0.0091)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	141,778,262	124,875,119	144,278,903	156,418,573

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended March 31
	2017	2016
		(as restated)
Net Income (Loss)	$(1,390,375)	$(726,064)
Add:
Unrealized Gains on Securities	8,000
Less:
Unrealized Losses on Securities		(63,200)
Total Other Comprehensive Income (Loss)	8,000	(63,200)
Comprehensive Income	$(1,382,375)	(789,264)

	Six Months Ended March 31
	2017	2016
		(as restated)
Net Income (Loss)	$(1,964,834)	$(1,420,217)
Add:
Unrealized Gains on Securities	208,000
Less:
Unrealized Losses on Securities		(101,600)
Total Other Comprehensive Income (Loss)	208,000	(101,600)
Comprehensive Income	$(1,756,834)	(1,521,817)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(1,964,834)	(1,420,217)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants		40
Common Stock issued to Consultants	13,400
Preferred Stock issued for compensation	3,150
Preferred Stock issued for Expenses	5,000
Increase (Decrease) in Interest expense attributable to amortization of Discount	140,773	894
Increase in Additional Paid in Capital	8,580	495,462
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	207,695	(4,571)
(Increase) Decrease in Accounts Receivable
(Increase) Decrease in Notes Receivable
(Increase) Decrease in Interest Receivable	(593)	(597)
Increase ( Decrease) in Bank Overdraft
Increase (Decrease) in accrued Expenses	154,286	72,093
(Increase) Decrease in Prepaid Expenses	17,788	9,000
Increase in Derivative Liability	560,561
(Increase) Decrease in Due from Former Employee		(15,000)

Net Cash Provided by (Used in) Operating Activities	(854,194)	(862,896)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	292,500	475,000
Preferred Stock issued for Cash	317,500	350,001
Increase in Contributed Capital
Increase (Decrease) in Notes Payable	(57,469)	5,299
Increase in Convertible Notes payable	440,000	100,000
Increase (Decrease) in Due to Shareholder	(50,000)
Net Cash Provided by (Used in) Financing Activities	942,531	930,300

Net Increase (Decrease) in Cash	88,337	67,404

Cash at Beginning of Period	24,822	38,620

Cash at End of Period	113,159	106,024

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	0
Preferred Shares Issued for Debt	0
Cash Paid for Interest	4,000

The Accompanying Notes are an Integral Part of These Financial Statements

 REGEN BIOPHARMA, INC.

Notes to Consolidated Financial Statements

As of March 31, 2017

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

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of KCL, Therapeutics, Inc., a Nevada corporation and wholly owned subsidiary of Regen. Significant inter-company transactions have been eliminated

C. USE OF ESTIMATES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2017 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarter ended March 31, 2017 ..

K. REVENUE RECOGNITION

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

 NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $8,867,646 during the period from April 24, 2012 (inception) through March 31, 2017. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the year ended September 30, 2016 the Company raised $1,254,751 through the issuance of equity securities for cash and $300,000 through the issuance of convertible debentures. During the quarter ended December 31, 2016 the Company raised $585,000 through the issuance of equity securities for cash and $240,000 through the issuance of convertible debentures. During the quarter ended March 31, 2017 the Company raised $25,000 through the issuance of equity securities for cash and $200,000 through the issuance of convertible debentures

NOTE 4. NOTES PAYABLE

March 31, 2017
David Koos ( Note 8)	50
Bostonia Partners	68,588
Bio Matrix Scientific Group, Inc. (Note 8)	6,000
Blackbriar Partners, Inc.(Note 8)	$11,340
Notes payable	$85,978

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

$6,000 lent to the Company by Biomatrix Scientific Group, Inc. is due and payable February 17, 2018 and bears simple interest at a rate of 10% per annum.

$274 lent to the Company by Blackbriar Partners, Inc. is due and payable February 21, 2018 and bears simple interest at a rate of 10% per annum.

$66 lent to the Company by Blackbriar Partners, Inc. is due and payable February 22, 2018 and bears simple interest at a rate of 10% per annum.

$11,000 lent to the Company by Blackbriar Partners, Inc. is due and payable February 23, 2018 and bears simple interest at a rate of 10% per annum.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible notes outstanding is $ 27,545. As of March 31, 2017 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2017 is $0.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible note outstanding is $ 6,672. As of March 31, 2017 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2017 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible note outstanding is $ 20,273. As of March 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

 The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2017 is :

(a)	$158,000 if the entire principal amount is converted into common stock

(b)	$160,400 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible note outstanding is $ 22,191. As of March 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2017 is :

(a)	$158,000 if the entire principal amount is converted into common stock

(b)	$160,400 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible note outstanding is $ 23,698. As of March 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2017 is :

(a)	$158,000 if the entire principal amount is converted into common stock

(b)	$160,400 if the entire principal amount is converted into Series A Preferred stock

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

 The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible note outstanding is $ 38,013. As of March 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2017 is :

(a)	$158,000 if the entire principal amount is converted into common stock

(b)	$160,400 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible note outstanding is $ 39,657. As of March 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2017 is :

(a)	$158,000 if the entire principal amount is converted into common stock

(b)	$160,400 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible note outstanding is $ 39,657. As of March 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2017 is :

(a)	$158,000 if the entire principal amount is converted into common stock

(b)	$160,400 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible note outstanding is $ 39,657. As of March 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2016 is :

(a)	$158,000 if the entire principal amount is converted into common stock

(b)	$160,400 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible note outstanding is $ 29,150. As of March 31, 2017 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2017 is :

(a)	$168,000 if the entire principal amount is converted into common stock

(b)	$170,400 if the entire principal amount is converted into Series A Preferred stock

On March 1, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $75,000 for consideration consisting of $75,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is March 1, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Common shares of the Company. The warrants shall have a strike price of $0.05 per share.

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31, 2017 $75,000 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $288,000 was recognized by the Company as of March 31, 2017.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible note outstanding is $ 72,947.

On March 9, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is March 9, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share.

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Common shares of the Company. The warrants shall have a strike price of $0.05 per share.

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31, 2017 $25,000 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $88,561 was recognized by the Company as of March 31, 2017. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible note outstanding is $ 24,498.

On March 13, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is February 24, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Common shares of the Company. The warrants shall have a strike price of $0.05 per share.

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $192,000 was recognized by the Company as of March 31, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible note outstanding is $ 49,165.

On March 31, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is March 31, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Common shares of the Company. The warrants shall have a strike price of $0.05 per share.

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $192,000 was recognized by the Company as of March 31, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2017 the unamortized discount on the convertible note outstanding is $50,000.

NOTE 6. NOTES RECEIVABLE

March 31, 2017
Entest Biomedical, Inc. (Note 8)	$12,051

Notes Receivable	$12,051

$12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 7. INCOME TAXES

As of March 31, 2017

Deferred tax assets:
Net operating tax carry forwards	$3,015,000
Other	-0-
Gross deferred tax assets	3,015,000
Valuation allowance	(3,015,000)
Net deferred tax assets	$-0-

As of March 31, 2016 the Company has a Deferred Tax Asset of $3,015,000 completely attributable to net operating loss carry forwards of approximately $8,867,646 (which expire 20 years from the date the loss was incurred).

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

NOTE 8. RELATED PARTY TRANSACTIONS

As of March 31, 2017 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $728,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090.

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

As of March 31, 2017 Entest Biomedical Inc. is indebted to the Company in the amount of $12,051. $12,051 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of March 31, 2017 the Company is indebted to David R. Koos in the amount of $50. $50 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

As of March 31, 2017 the Company is indebted to Biomatrix Scientific Group, Inc. in the amount of $6,000.$6,000 lent to the Company by Biomatrix Scientific Group, Inc. is due and payable February 17, 2018 and bears simple interest at a rate of 10% per annum.

As of March 31, 2017 the Company is indebted to Blackbriar Partners, Inc., an entity controlled by David Koos who is Regen’s Chairman and Chief Executive Officer, in the aggregate amount of $11,340.

$274 lent to the Company by Blackbriar Partners, Inc. is due and payable February 21, 2018 and bears simple interest at a rate of 10% per annum.

$66 lent to the Company by Blackbriar Partners, Inc. is due and payable February 22, 2018 and bears simple interest at a rate of 10% per annum.

$11,000 lent to the Company by Blackbriar Partners, Inc. is due and payable February 23, 2018 and bears simple interest at a rate of 10% per annum.

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

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2017:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 138,112,605 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of march 31, 2017, 300,000,000 is designated Series A Preferred Stock of which 136,966,697 shares are outstanding as of March 31, 2017 and 300,000,000 is designated Series M Preferred Stock of which 31,500,000 shares are outstanding as of March 31, 2017.

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

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities as of March 31, 2017.

As of March 31, 2017:

8,000,000	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended March 31, 2017
$192,000	$$320,000	128,000	8,000

NOTE 12. STOCK TRANSACTIONS

Common Stock

On January 5, 2017 the Company sold 1,000,000 of its Common Shares for consideration of $12,500

On March 2, 2017 the Company issued 500,000 of its Common Shares for consideration of $12,500.

On March 8, 2017 the Company issued 200,000 of its Common Shares Synergy Business Consultants, Inc. as consideration for services

Series A Preferred Stock

On January 5, 2017 the Company sold 1,000,000 of its Series A Preferred Shares for consideration of $ 12,500

 On March 2 the Company issued 500,000 of its Series A Preferred Shares for consideration of $12,500.

Series AA Preferred Stock

On March 8, 2017 the Company issued 20,000 of its Series AA Preferred Stock to David Koos in satisfaction of $5,000 of salary accrued but unpaid.

Series M Preferred Stock

On March 8, 2017 the Company issued 10,000,000 of its Series M Preferred stock to Todd Caven, the Company’s Chief Financial Officer, for services.

On March 8, 2017 the Company issued 10,000,000 of its Series M Preferred stock to Harry Lander, the Company’s President, for services.

On March 8, 2017 the Company issued 11,500,000 of its Series M Preferred stock to David Koos the Company’s Chief Executive Officer, for services.

Cancellation of Officer Shares

On March 15, 2017 David R. Koos submitted to Regen for cancellation:

(a)	9,000,000 common shares of Regen personally owned by David R. Koos

(b)	2,500,000 of Regen’s Series A Preferred shares personally owned by David R. Koos

On March 15, 2017 Harry Lander submitted to Regen for cancellation 10,000,000 of Regen’s Series A Preferred shares personally owned by Harry Lander.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company’s operations, economic performance, financial conditions, margins and growth in sales of the Company’s products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company’s financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission. All references to” We”, “Us”, “Company” or the “Company” refer to Regen BioPharma, Inc

Material Changes in Financial Condition

As of March 31, 2017, we had Cash of $ 113,159 and as of September 30, 2016 we had Cash of $24,822.

The increase in cash of approximately 355.89% is primarily attributable to:

a) $610,000 of equity securities sold for cash

(b) $440,000 of convertible notes sold for cash

Offset by:

(a)	Payment of $57,469 0f principal indebtedness during the six months ended March 31, 2017
(b)	Cash expended in the operation of the Company’s business during the six months ended March 31, 2017

As of September 30, 2016 we had Prepaid Expenses of $ 69,905 and as of March 31, 2017 we had Prepaid Expenses of $52,117.

The decrease in Prepaid Expenses of approximately 25.4% attributable to the recognition during the quarter ended December 31, 2016 of $8,894 of expenses which had been prepaid by the company during the quarter ended September 30, 2016 and the recognition during the quarter ended March31, 2017 of $8,894 of expenses which had been prepaid by the company during the quarter ended September 30, 2016

As of September 30, 2016 we had Accrued Interest Receivable of $ 2,578 and as of March 31, 2017 we had Accrued Interest Receivable of $3,171

The increase in of Accrued Interest Receivable of approximately 23% is attributable to interest accrued but unpaid during the six months ended March 31 , 2017 resulting from amounts due to the Company by Entest Bio-Medical, Inc. David R. Koos serves as Chairman of the Board and Chief Executive Officer of both the Company and Entest Bio-Medical, Inc.

As of September 30, 2016 we had Available for Sale Securities of $112,000 and as of March 31, 2017 we had Available for Sale Securities of $320,000

The increase in Available for Sale Securities of 185.7 % is attributable to unrealized gains recognized on 8,000,000 common shares of Entest Biomedical, Inc. owned by the Company.

As of September 30, 2016 we had Accounts Payable of $240,759 and as of March 31, 2017 we had Accounts payable of $448,454.

The increase in Accounts Payable of approximately 86.2% is primarily attributable to increases in outstanding obligations of the Company to Contract Research Organizations incurred in the course of business.

As of September 30,2016 we had Notes Payable of $143,447 and as of March 31, 2017 we had Notes Payable of $ 85,978 .

The decrease in Notes Payable of approximately 40% is attributable to the the repayment of $74,809 of principal indebtedness during the three months ended December 31, 2016 offset by $17,340 in borrowings made dueing the quarter ended March 31, 2017.

As of September 30, 2016 we had Accrued Payroll Taxes of $33,040 and as of March 31, 2017 we had Accrued Payroll Taxes of $4,304.

The decrease in Accrued Payroll Taxes of approximately 86.9% is attributable to the derecognition of $31, 846 of employer payroll tax payable resulting from the cancellation within the same calendar year of vesting of :

(a)	7,500,000 shares of Regen’s common stock personally owned by Todd S. Caven, Regen’s Chief Financial Officer, issued as compensation

(b)	2,500,000 shares of Regen’s Series A Preferred personally owned by Todd S. Caven issued as compensation.

As of September 30, 2016, we had Accrued Payroll of $263,996 and as of March 31, 2017 we had Accrued Payroll of $419,996.

The increase in Accrued Payroll of approximately 59% is attributable to :

(a)	$45,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended December 31, 2016

(b)

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended December 31, 2016

(a)    $35,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended March 31, 2017

(b)    $40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended March 31, 2017

As of September 30, 2016 we had Accrued Interest of $43,918 and as of March 31, 2017 we had Accrued Interest of $65,940.

The increase in Accrued Interest of approximately 50.1% is attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the six months ended March 31, 2017 but not yet paid.

As of September 30,2016 we had Convertible Notes Payable of $300,000 and as of March 31, 2017 we had Convertible Notes Payable of $ 740,000.

The increase in Convertible Notes Payable of 146.7% is attributable to Convertible Notes with an aggregate face value of $440,000 having been sold for $440,000 cash by the Company during the six ended March, 2017.

As of September 30, 2016 we had Accrued Rent of $15,000 and as of March 31, 2017 we had Accrued Rent of $20,000.

The increase in Accrued Rent of 33.23% is attributable to an increase in Rental Expenses accrued but unpaid due to Entest Biomedical, Inc.

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended March 31, 2017 and -0- for the three months ended March 31, 2016. Net Losses were $1,390,375 for the three months ended March 31, 2017 and $ 726,065 for the same period ended 2016.

The increase in Net Losses of approximately 91.4% is primarily attributable to

(a)	Increases in expenses related to Research and Development as well as increase in expenses related to Consulting and Professional Fees incurred during the quarter ended March 31, 2017 when compared to the quarter ended March 31, 2016
(b)	The recognition of $560,561 in Derivative Expense related to the issuance of $200,000 of Convertible Notes incurred during the quarter ended March 31, 2017.
(c)	Increases in interest expense as well as interest expense attributable to amortization of discount recognized on Convertible Notes recognized during the quarter ended March 31 2017 as compared to the same period ended 2016.

Revenues from operations were $0 for the six months ended March 31, 2017 and -0- for the six months ended March 31, 2016. Net Losses were $1,964,834 for the three months ended March 31, 2017 and $ 1,420,217 for the same period ended 2016.

The increase in Net Losses of approximately 38.2% is primarily attributable to

(a)	Increases in expenses related to Research and Development as well as increase in expenses related to Consulting and Professional Fees incurred during the six months ended March 31, 2017 when compared to the six months ended March 31, 2016
(b)	The recognition of $560,561 in Derivative Expense related to the issuance of $200,000 of Convertible Notes incurred during the six months ended March 31, 2017.
(c)	Increases in interest expense as well as interest expense attributable to amortization of discount recognized on Convertible Notes recognized during the six months ended March 31 2017 as compared to the same period ended 2016.

As of March 31, 2017 we had $113,159 cash on hand and current liabilities of $1,899,918 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Derivative Liability Recognized and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. During the twelve months ended September 30, 2016 the Company raised $300,000 through the issuance of convertible debt and $1,254,751 through the issuance of equity securities. During the three months ended December 31, 2016 the Company raised $240,000 through the issuance of convertible debt and $560,000 through the issuance of equity securities. During the Three Months Ended march 31, 2017 the Company raised $200,000 through the issuance of convertible debt and $50,000 through the issuance of equity securities

As of March 31, 2017 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2017 and ending on March 31, 2017, David Koos and Todd S. Caven , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock:

On January 5, 2017 the Company sold 1,000,000 of its Common Shares (“Shares”) for consideration of $12,500.

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

On March 2 the Company issued 500,000 of its Common Shares (“Shares”) for consideration of $12,500.

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

On March 8 the Company issued 200,000 of its Common Shares (“Shares”) Synergy Business Consultants, Inc. as consideration for services.

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

 On March 2, 2017 the Company issued 500,000 of its Series A Preferred Shares (“Shares”) for consideration of $12,500.

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

Series AA Preferred Stock

On March 8, 2017 the Company issued 20,000 of its Series AA Preferred Stock (“Shares”) to David Koos in satisfaction of $5,000 of salary accrued but unpaid.

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

Series M Preferred Stock

On March 8, 2017 the Company issued 10,000,000 of its Series M Preferred stock (“Shares”) to Todd Caven, the Company’s Chief Financial Officer, for services.

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

On March 8, 2017 the Company issued 10,000,000 of its Series M Preferred stock (“Shares”) to Harry Lander, the Company’s President, for services.

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

On March 8, 2017 the Company issued 11,500,000 of its Series M Preferred stock (“Shares”) to David Koos the Company’s Chief Executive Officer, for services.

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

Convertible Notes

On March 1, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $75,000 for consideration consisting of $75,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is March 1, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

On March 9, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is March 9, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share.

On March 13, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is February 24, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

On March 31, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is March 31, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

All the abovementioned Notes contained a provision that until such time as the shares of stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of stock issuable upon conversion of the Note that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend. The Notes were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Notes were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Notes. There was no advertisement or general solicitation made in connection with this Offer and Sale of Notes.

Use of Proceeds

With regard to all securities sold for cash consideration described above, Cash proceeds received from sale will be utilized by Regen for general corporate purposes

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
10.1	License Agreement (a)
10.2	Form of Convertible Note $75000
10.3	Form of Convertible Note $25,000
10.4	Form of Convertible Note $50,000
10.5	Form of Convertible Note $50,000
10.6	Agreement Synergy Business Consultants, Inc
10.7	Amendment to Employment Agreement Koos (b)
10.8	Amendment to Employment Agreement Lander (c)
10.9	Amendment to Employment Agreement Caven (d)
10.10	Form of Unit Purchase Agreement $25,000 (e)
10.11	Form of Unit Purchase Agreement

(a)	Incorporated by Reference to Exhibit 10.1 of that 8-K filed by the Company on 2/09/2017
(b)	Incorporated by Reference to Exhibit 10.1 of that 8-K filed by the Company on 3/14/2017
(c)	Incorporated by Reference to Exhibit 10.2 of that 8-K filed by the Company on 3/14/2017
(d)	Incorporated by Reference to Exhibit 10.3 of that 8-K filed by the Company on 3/14/2017
(e)	Incorporated by Reference to Exhibit 10.14 of the Company’s Form 10-Q filed 1/27/2017

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 3, 2017.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	May 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 3, 2017.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	May3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 3, 2017.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	May 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 3, 2017.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Principal Accounting Officer
Date:	May 3, 2017

