Form 10-Q
period 2017-06-30
Regen BioPharma Inc
filed 2017-08-07
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2017 there were 138,112,605 shares of common stock issued and outstanding.

As of June 30, 2017 there were 136,966,697 shares of Series A Preferred Stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED BALANCE SHEET

	As of June 30, 2017	As of September 30, 2016
	(unaudited)	(as restated)
ASSETS
CURRENT ASSETS
Cash	401,627	24,822
Accounts Receivable	102,852	83,000
Note Receivable	4,551	12,051
Prepaid Expenses	43,321	69,905
Accrued Interest Receivable	3,211	2,578
Due from Former Employees	15,000	15,000
Total Current Assets	570,562	207,356

OTHER ASSETS
Available for Sale Securities	395,000	112,000
Total Other Assets	395,000	112,000

TOTAL ASSETS	965,562	319,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	0
Accounts payable	553,796	240,759
Notes Payable	121,655	143,447
Accrued payroll taxes	858	33,040
Accrued Interest	89,565	43,918
Accrued Rent	35,000	15,000
Accrued Payroll	505,496	263,996
Other Accrued Expenses	23,102
Due to Shareholder		50,000
Due to Investor	20,000
Derivative Liability	3,258,974
Convertible Notes Payable	142,590	9,041
Total Current Liabilities	4,751,036	799,201
Long Term Liabilities:
Convertible Notes Payable	233,257	107,057
Total Long Term Liabilities	233,257	107,057
Total Liabilities	4,984,293	906,258

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 138,112,605 issued and outstanding as of June 30, 2017 and 139,712,605 shares issued and outstanding September 30, 2016	13,810	13,970
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30, 2016 and June 30, 2017 respectively
Series A Preferred 300,000,000 authorized, 136,966,697 and 135,266,697 outstanding as of June 30, 2017 and September 30, 2016 respectively	13,697	13,527
Series AA Preferred $0.0001 par value 600,000 authorized and 50, 000 and 30,000 outstanding as of June 30, 2017 and September 30, 2016, respectively	5	3
Series M Preferred $0.0001 par value 300,000,000 authorized and 32,000,000 and 0 outstanding as of June 30, 2017 and September 30, 2016, respectively	3,200
Additional Paid in capital	6,591,720	5,639,753
Contributed Capital	728,658	728,658
Retained Earnings (Deficit) accumulated during the development stage	(11,489,821)	(6,902,812)
Accumulated Other Comprehensive Income	120,000	(80,000)
Total Stockholders' Equity (Deficit)	(4,018,731)	(586,902)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	965,562	319,356

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016 (restated)	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016 (restated)
REVENUES	110,000	0	110,000	0

COST AND EXPENSES
Research and Development	374,452	276,605	781,840	554,524
General and Administrative	193,374	434,643	633,964	1,358,474
Consulting and Professional Fees	80,226	212,853	474,985	390,933
Rent	15,000	15,000	45,000	45,000
Total Costs and Expenses	663,052	939,101	1,935,789	2,348,931

OPERATING LOSS	(553,052)	(939,101)	(1,825,789)	(2,348,931)

OTHER INCOME & (EXPENSES)
Interest Income	40	300	633	897
Other Income			34,666
Refunds of amounts previously paid
Interest Expense	(26,773)	(8,804)	(52,794)	(18,894)
Interest Expense attributable to Amortization of Discount	(118,976)	(4,308)	(259,749)	(5,202)
Preferred shares issued pursuant to contractual obligations
Loss on issuance of common shares for less than fair value		(48,300)		(48,300)
Derivative Expense	(1,923,414)		(2,483,975)
TOTAL OTHER INCOME (EXPENSE)	(2,069,123)	(61,112)	(2,761,220)	(71,499)

NET INCOME (LOSS)	(2,622,175)	(1,000,213)	(4,587,009)	(2,420,430)

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0190)	(0.0078)	(0.0323)	(0.0195)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	138,112,605	128,764,917	142,215,914	124,408,218

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended June 30
	2017	2016
		(as restated)
Net Income (Loss)	$(2,622,175)	$(1,000,213)
Add:
Unrealized Gains on Securities
Less:
Unrealized Losses on Securities	(8,000)	23,200
Total Other Comprehensive Income (Loss)	(8,000)	23,200
Comprehensive Income	$(2,630,175)	(977,013)

	Nine Months ended Ended June 30
	2017	2016
		(as restated)
Net Income (Loss)	$(4,587,009)	$(2,420,430)
Add:
Unrealized Gains on Securities	208,000
Less:
Unrealized Losses on Securities	(8,000)	(78,400)
Total Other Comprehensive Income (Loss)	200,000	(78,400)
Comprehensive Income	$(4,387,009)	(2,498,830)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(4,587,009)	(2,420,430)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	50	40
Common Stock issued to Consultants	13,400
Preferred Stock issued for compensation	3,150	3,000
Preferred Stock issued for Expenses	5,000
Increase (Decrease) in Interest expense attributable to amortization of Discount	259,749	5,202
Increase in Additional Paid in Capital	8,580	743,201
Increase(Decrease) in Loss on Issuance of stock below fair value		48,300
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	313,037	190,585
(Increase) Decrease in Accounts Receivable	(19,852)
(Increase) Decrease in Notes Receivable	7,500
(Increase) Decrease in Interest Receivable	(633)	(897)
Increase ( Decrease) in Bank Overdraft
Increase (Decrease) in accrued Expenses	298,067	163,249
(Increase) Decrease in Prepaid Expenses	26,584	9,000
Increase(Decrease) in Loss on Issuance of stock below fair value
Increase in Derivative Liability	2,483,975
Increase in Stock Accepted as Consideration	(83,000)
(Increase) Decrease in Due from Former Employee		(15,000)

Net Cash Provided by (Used in) Operating Activities	(1,271,402)	(1,273,750)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	292,500	619,938
Preferred Stock issued for Cash	317,500	534,813
Increase in Contributed Capital	0
Increase (Decrease) in Notes Payable	(21,793)	70,696
Increase in Convertible Notes payable	1,094,000	150,000
(Increase ) Decrease in Original Issue Discount	(4,000)
Increase (Decrease) in Due to Investor	20,000
Increase (Decrease) in Due to Shareholder	(50,000)
Net Cash Provided by (Used in) Financing Activities	1,648,207	1,375,447

Net Increase (Decrease) in Cash	376,805	101,697

Cash at Beginning of Period	24,822	38,620

Cash at End of Period	401,627	140,317

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	0	14,000
Preferred Shares Issued for Debt	0	10,000
Cash Paid for Interest	7,000	0

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Consolidated Financial Statements

As of June 30, 2017

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2017 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarter ended June 30, 2017 ..

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

 NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $11,489,821 during the period from April 24, 2012 (inception) through June 30, 2017. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the year ended September 30, 2016 the Company raised $1,254,751 through the issuance of equity securities for cash and $300,000 through the issuance of convertible debentures. During the quarter ended December 31, 2016 the Company raised $585,000 through the issuance of equity securities for cash and $240,000 through the issuance of convertible debentures. During the quarter ended March 31, 2017 the Company raised $25,000 through the issuance of equity securities for cash and $200,000 through the issuance of convertible debentures. During the quarter ended June 30, 2017 the Company raised $650,000 through the issuance of convertible debentures.

NOTE 4. NOTES PAYABLE

June 30, 2017
David Koos ( Note 8)	227
Bostonia Partners	68,588
Bio Matrix Scientific Group, Inc. (Note 8)	6000
Blackbriar Partners, Inc.(Note 8)	$46,840
Notes payable	$121,655

$227 lent to the Company by David Koos. is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

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

$20,000 lent to the Company by Blackbriar Partners, Inc. is due and payable April 28, 2018 and bears simple interest at a rate of 10% per annum.

$15,000 lent to the Company by Blackbriar Partners, Inc. is due and payable May 3, 2018 and bears simple interest at a rate of 10% per annum.

$500 lent to the Company by Blackbriar Partners, Inc. is due and payable May 31, 2018 and bears simple interest at a rate of 10% per annum.

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

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible notes outstanding is $ 24,005. As of June 30, 2017 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2017 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $ 5,849. As of June 30, 2017 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2017 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $ 7,808. As of June 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

 The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2017 is :

(a)	$126,000 if the entire principal amount is converted into common stock

(b)	$106,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $ 9,726. As of June 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2017 is :

(a)	$126,000 if the entire principal amount is converted into common stock

(b)	$106,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $ 11,232. As of June 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2017 is :

(a)	$126,000 if the entire principal amount is converted into common stock

(b)	$106,000 if the entire principal amount is converted into Series A Preferred stock

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

 The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $ 31,849. As of June 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2017 is :

(a)	$126,000 if the entire principal amount is converted into common stock

(b)	$106,000 if the entire principal amount is converted into Series A Preferred stock

On October 7, 2016 (“Issue date”) the Company issued a second Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $ 33,493. As of June 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2017 is :

(a)	$126,000 if the entire principal amount is converted into common stock

(b)	$106,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $ 33,493. As of June 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2017 is :

(a)	$126,000 if the entire principal amount is converted into common stock

(b)	$106,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $ 33,493. As of June 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2017 is :

(a)	$126,000 if the entire principal amount is converted into common stock

(b)	$106,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $ 19,287. As of June 30, 2017 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2017 is :

(a)	$136,000 if the entire principal amount is converted into common stock

(b)	$116,000 if the entire principal amount is converted into Series A Preferred stock

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30, 2017 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $315,384 was recognized by the Company as of June 30, 2017.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $ 66,788.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30, 2017 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $105,128 was recognized by the Company as of June 30, 2017. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $ 22,445.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $210,256 was recognized by the Company as of June 30, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $ 44,990.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $210,256 was recognized by the Company as of June 30, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $45,894.

On April 19, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is April 19, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30, 2017 $25,000 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $105,128 was recognized by the Company as of June 30, 2017. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $23,357.

On April 19, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is April 19, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $210,256 was recognized by the Company as of June 30, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $46,715.

On May 5, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $200,000 for consideration consisting of $200,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is May 5, 2020. The Note is convertible into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

(i)       One day subsequent to the execution of an agreement to a transaction whose completion would result in a “Change of Control” of the Company. For purposes of this Note, a Change of Control shall be defined as any transaction or series of transactions, whether by merger, sale of substantially all of the assets, or sale or transfer of more than fifty percent (50%) of the outstanding stock of the relevant entity in which the members of the Board of Directors immediately preceding the closing of the Change of Control transaction no longer constitute a majority of the Board of Directors of the surviving entity following the closing of such transaction.

(ii)       One day subsequent to the commencement, in compliance with applicable law, of a broad solicitation by a third party to purchase a majority percentage of the Company’s outstanding equity securities for a limited period of time contingent on shareholders of the Company tendering a fixed number of their equity securities (“Tender Offer”).

(iii)       That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30, 2017 $200,000 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $841,026 was recognized by the Company as of June 30, 2017. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $189,781.

On May 10, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is May 9, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

(i)	One day subsequent to the execution of an agreement to a transaction whose completion would result in a “Change of Control” of the Company. For purposes of this Note, a Change of Control shall be defined as any transaction or series of transactions, whether by merger, sale of substantially all of the assets, or sale or transfer of more than fifty percent (50%) of the outstanding stock of the relevant entity in which the members of the Board of Directors immediately preceding the closing of the Change of Control transaction no longer constitute a majority of the Board of Directors of the surviving entity following the closing of such transaction.

(ii)	One day subsequent to the commencement, in compliance with applicable law, of a broad solicitation by a third party to purchase a majority percentage of the Company’s outstanding equity securities for a limited period of time contingent on shareholders of the Company tendering a fixed number of their equity securities (“Tender Offer”).

(iii)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30, 2017 $100,000 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $420,513 was recognized by the Company as of June 30, 2017. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $93,424.

On May 19, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is May 19, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share as of the date which is the earlier of:

(i)	One day subsequent to the execution of an agreement to a transaction whose completion would result in a “Change of Control” of the Company or KCL Therapeutics. For purposes of this Note, a Change of Control shall be defined as any transaction or series of transactions, whether by merger, sale of substantially all of the assets, or sale or transfer of more than fifty percent (50%) of the outstanding stock of the relevant entity in which the members of the Board of Directors immediately preceding the closing of the Change of Control transaction no longer constitute a majority of the Board of Directors of the surviving entity following the closing of such transaction.

(ii)	One day subsequent to the commencement, in compliance with applicable law, of a broad solicitation by a third party to purchase a majority percentage of the Company’s outstanding equity securities for a limited period of time contingent on shareholders of the Company tendering a fixed number of their equity securities (“Tender Offer”).

(iv)	One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

(c) That date which is twenty four (24) months subsequent to the date of execution of this Note.

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Common shares of the Company. The warrants shall have a strike price of $0.0125 per share.

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $210,526 was recognized by the Company as of June 30, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $46,715.

On June 26, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $150,000 for consideration consisting of $150,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is June 16, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

(i)	One day subsequent to the execution of an agreement to a transaction whose completion would result in a “Change of Control” of the Company or KCL Therapeutics. For purposes of this Note, a Change of Control shall be defined as any transaction or series of transactions, whether by merger, sale of substantially all of the assets, or sale or transfer of more than fifty percent (50%) of the outstanding stock of the relevant entity in which the members of the Board of Directors immediately preceding the closing of the Change of Control transaction no longer constitute a majority of the Board of Directors of the surviving entity following the closing of such transaction.

(ii)	One day subsequent to the commencement, in compliance with applicable law, of a broad solicitation by a third party to purchase a majority percentage of the Company’s outstanding equity securities for a limited period of time contingent on shareholders of the Company tendering a fixed number of their equity securities (“Tender Offer”).

(iv) One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

(v) That date which is twenty four (24) months subsequent to the date of execution of this Note.

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Common shares of the Company. The warrants shall have a strike price of $0.025 per share.

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30, 2017 $150,000 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $630,769 was recognized by the Company as of June 30, 2017. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $149,447.

On June 28, 2016 the Company issued a Convertible Note (“Note”) in the face amount of $79,000 for consideration consisting of $75,000 cash. The Note bears a one time interest charge of 10% of the principal amount of $79,000 and is convertible into the Common Stock of the Company at a price per share equal to the lower of 60% of the lowest trade price in the 25 trading days prior to conversion or 0.0365 however conversions cannot be effected for a price less than $0.01 per common share except in the event of certain breaches of the Terms and Conditions of the Note by the Company. The Note matures 8 months from issuance. The issuance of the Note amounted in a discount of $79,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2017 the unamortized discount on the convertible note outstanding is $78,355. The Company recognized an Original Issue Discount of $4,000 in connection with the issuance of the Note.

NOTE 6. NOTES RECEIVABLE

June 30, 2017
Entest Biomedical, Inc. (Note 8)	$4,551

Notes Receivable	$4,551

$4,551 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 7. INCOME TAXES

As of June 30, 2017

Deferred tax assets:
Net operating tax carry forwards	$3,906,539
Other	-0-
Gross deferred tax assets	3,906,539
Valuation allowance	(3,906,539)
Net deferred tax assets	$-0-

As of June 30, 2017 the Company has a Deferred Tax Asset of $3,906,539 completely attributable to net operating loss carry forwards of approximately $11,489,821 (which expire 20 years from the date the loss was incurred).

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

NOTE 8. RELATED PARTY TRANSACTIONS

As of June 30, 2017 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $728,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090.

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

As of June 30, 2017 Entest Biomedical Inc. is indebted to the Company in the amount of $4,551. $4,551 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of June 30, 2017 the Company is indebted to David R. Koos in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

During the quarter ended September 30, 2016 Zander paid $17,000 to the Company as a partial payment of the July 15th, 2016 liability.

During the quarter ended June 30, 2017 Zander caused to be issued to the Company 83,000 shares of the nonvoting convertible preferred stock of Entest Biomedical, Inc. in satisfaction of 83,000 owed to the Company by Zander.On June 23, 2017 $7,000 of principal indebtedness and $147 of Accrued Interest Payable by the Company to Zander was applied toward the satisfaction of a minimum royalty payment owed by Zander to the Company pursuant to the Agreement. As of June 30, 2017 the Company possesses a receivable from Zander of $102,852 pursuant to the terms and conditions of the Agreement.

During the quarter ended June 30, 2017 the Company borrowed $12,000 from Zander (“Zander Debt”). The Zander Debt accrued simple interest at 10% per annum. During the quarter ended June 30, 2017. On May 11, 2017 the Company satisfied $5,000 of principal indebtedness of the Zander Debt in cash. On June 23, 2017 $7,000 of principal indebtedness of the Zander Debt and $147 of Accrued Interest Payable on the Zander Debt was applied toward the satisfaction of a minimum royalty payment owed by Zander to the Company pursuant to the Agreement.

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of The Company.

As of June 30, 2017 the Company is indebted to Biomatrix Scientific Group, Inc. in the amount of $6,000.$6,000 lent to the Company by Biomatrix Scientific Group, Inc. is due and payable February 17, 2018 and bears simple interest at a rate of 10% per annum.

As of June 30, 2017 the Company is indebted to Blackbriar Partners, Inc., an entity controlled by David Koos who is Regen’s Chairman and Chief Executive Officer, in the aggregate amount of $46,840 ( See Note 4).

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

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2017:

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of June 30, 2017, 300,000,000 is designated Series A Preferred Stock of which 136,966,697 shares are outstanding as of June 30, 2017 and 300,000,000 is designated Series M Preferred Stock of which 32,000,000 shares are outstanding as of June 30, 2017.

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

On May 30, 2017 Zander Therapeutics Inc. caused to be issued to Regen Biopharma, Inc. 83,000 of the nonvoting convertible preferred shares of Entest Biomedical, Inc in satisfaction of eighty three thousand US dollars ($83,000) to be paid to Regen Biopharma, Inc. by Zander Theraputics, Inc as a license fee

The abovementioned constitute the Company’s sole investment securities as of June 30, 2017.

As of June 30, 2017:

8,000,000	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended June 30, 2017
$192,000	$312,000	120,000	(8,000)

83,000	Nonvoting Convertible Preferred Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended June 30, 2017
$83,000	$83,000	0	0

NOTE 12. STOCK TRANSACTIONS

On June 15, 2017 the Company issued 500,000 shares of its Series M Preferred Stock as consideration for nonemployee services.

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

As of June 30, 2017, we had Cash of $ 401,627 and as of September 30, 2016 we had Cash of $24,822.

The increase in cash of approximately 1,518% is primarily attributable to:

a)	$610,000 of equity securities sold for cash

(b)	$1,094,000 of convertible notes sold for cash

(c)$20,000	deposit by an investor in anticipation of issuance of debt by the Company

Offset by:

(a)	Reduction of $21,793 of principal indebtedness attributable to Notes Payable during the nine months ended June 30, 2017

(b)	Cash expended in the operation of the Company’s business during the nine months ended June 30, 2017

(c)	Recognition of an Original Issue Discount of $4,000 in connection with the issuance of a convertible note in the face amount of $79,000 during the three months ended June 30, 2017.

As of June 30, 2017, we had Accounts Receivable of $ 102,852 and as of September 30, 2016 we had Accounts Receivable of $83,000.

The increase in Accounts Receivable of approximately 23.9% is primarily attributable to:

(a)	Recognition of $110,000 during the quarter ended June 30, 2017 due and payable to the Company by Zander Therapeutics, Inc. pursuant to the terms and conditions of an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years

Offset by:

(a)	83,000 shares of the nonvoting convertible preferred stock of Entest Biomedical, Inc. accepted by the Company in satisfaction of $83,000 due and payable to the Company pursuant to the Agreement
(b)	$7,000 of principal indebtedness due to Zander by the Company offset against Zander’s liability to the Company pursuant to the Agreement
(c)	Approximately $148 of interest payments due to Zander by the Company offset against Zander’s liability to the Company pursuant to the Agreement.

David Koos serves as Chairman and Chief Executive Officer of the Company, Zander and Entest Biomedical, Inc.

Harry Lander serves as President and Chief Scientific Officer of the Company and Zander.

Todd Caven serves as Chief Financial Officer of the Company and Zander.

As of September 30, 2016 we had Prepaid Expenses of $ 69,905 and as of June 30, 2017 we had Prepaid Expenses of $43,321.

The decrease in Prepaid Expenses of approximately 38% attributable to

(a)	the recognition during the quarter ended December 31, 2016 of $8,894 of expenses which had been prepaid by the company during the quarter ended September 30, 2016
(b)	the recognition during the quarter ended March31, 2017 of $8,894 of expenses which had been prepaid by the company during the quarter ended September 30, 2016
(c)	the recognition during the quarter ended June 30, 2017 of $8,796 of expenses which had been prepaid by the company during the quarter ended September 30, 2016

As of September 30, 2016 we had Notes Receivable of $ 12,051 and as of June 30, 2017 we had Notes Receivable of $4,551.

The decrease in Notes Receivable of approximately 62% attributable to:

$17,051 of payments on principal indebtedness made to the Company during the nine months ended June 30, 2017 offset by $9,551 loaned by the Company during the nine months ended June 30, 2017.

As of September 30, 2016 we had Accrued Interest Receivable of $ 2,578 and as of June 30, 2017 we had Accrued Interest Receivable of $3,211

The increase in of Accrued Interest Receivable of approximately 25% is attributable to interest accrued but unpaid during the nine months ended June 30 , 2017 resulting from amounts due to the Company by Entest Bio-Medical, Inc.

As of September 30, 2016 we had Available for Sale Securities of $112,000 and as of June 30, 2017 we had Available for Sale Securities of $395,000

The increase in Available for Sale Securities of approximately 253 % is attributable to

(a)	The issuance to the Company of 83,000 shares of the nonvoting convertible preferred stock of Entest Biomedical Inc. during the three months ended June 30, 2017
(b)	unrealized gains recognized on 8,000,000 common shares of Entest Biomedical, Inc. owned by the Company during the nine months ended June 30, 2017.

As of September 30, 2016 we had Accounts Payable of $240,759 and as of June 30, 2017 we had Accounts payable of $553,796.

The increase in Accounts Payable of approximately 130% is primarily attributable to increases in outstanding obligations of the Company to Contract Research Organizations incurred in the course of business.

As of September 30,2016 we had Notes Payable of $143,447 and as of June 30, 2017 we had Notes Payable of $ 121,655 .

The decrease in Notes Payable of approximately 15% is attributable to net repayments of principal amounts die during the nine months ended June 30, 2017.

As of September 30, 2016 we had Accrued Payroll Taxes of $33,040 and as of June , 2017 we had Accrued Payroll Taxes of $858.

The decrease in Accrued Payroll Taxes of approximately 97% is attributable to the derecognition of $34, 666 of employer payroll tax payable resulting from the cancellation within the same calendar year of vesting of :

(a)	7,500,000 shares of Regen’s common stock personally owned by Todd S. Caven, Regen’s Chief Financial Officer, issued as compensation

(b)	2,500,000 shares of Regen’s Series A Preferred personally owned by Todd S. Caven issued as compensation.
(c)	10,000,000 shares of Regen’s Series A Preferred personally owned by Harry Lander issued as compensation

As of September 30, 2016, we had Accrued Payroll of $263,996 and as of June 30, 2017 we had Accrued Payroll of $505,496.

The increase in Accrued Payroll of approximately 91.5% is attributable to :

$45,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended December 31, 2016

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended December 31, 2016

$35,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended March 31, 2017

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended March 31, 2017

$45,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended June 30, 2017

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended June 30, 2017.

As of September 30, 2016 we had Accrued Interest of $43,918 and as of June 30, 2017 we had Accrued Interest of $89,565.

The increase in Accrued Interest of approximately 103% is attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the nine months ended June 30, 2017 but not yet paid.

As of September 30, 2016 we had Accrued Rent of $15,000 and as of June 30, 2017 we had Accrued Rent of $35,000.

The increase in Accrued Rent of 133.23% is attributable to an increase in Rental Expenses accrued but unpaid due to Entest Biomedical, Inc.

As of September 30, 2016 we had Amounts due to Shareholder of $50,000 and as of June 30, 2017 we had Amounts Due to Shareholder of $0.

The decrease in Amount due to Shareholder of 100% is attributable to the following:

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

As of September 30, 2016 we had Amounts due to Investor of $0 and as of June 30, 2017 we had Amounts Due to Investor of $20,000.

The increase in Amounts due to Investor is attributable to a $20,000 deposit by an investor in anticipation of issuance of a note by the Company, such note not having been issued as of June 30, 2017.

As of September 30, 2016 we had Other Accrued Expenses of $0 and as of June 30, 2017 we had Other Accrued Expenses of $23,102.

The increase in Other Accrued Expenses is attributable to reimbursements due by the Company to the Company’s Chief Financial Officer for business expenses incurred by the Company’s Chief Financial Officer in the performance of his duties.

As of September 30,2016 we had Convertible Notes Payable of $300,000 and as of June 30, 2017 we had Convertible Notes Payable of $ 1,394,000.

The increase in Convertible Notes Payable of 365% is attributable to Convertible Notes with an aggregate face value of $1,094,000having been sold for $1,090,000 cash by the Company during the nine months ended June 30, 2017.

As of September 30,2016 we had Derivative Liability of $0 and as of June 30, 2017 we had Derivative Liability of $ 3,258,974 wholly attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $775,000 issued during the nine months ended June 30, 2017 .

Material Changes in Results of Operations

Revenues from operations were $110,000 for the three months ended June 30, 2017 and -0- for the three months ended June 30 2016. Net Losses were $2,622,175 for the three months ended June 30, 2017 and $1,000,213 for the same period ended 2016.

The increase in Revenues from Operations of $110,000 are attributable to the recognition by the Company of (i) a $100,000 anniversary fee due and payable to the Company as of June 23, 2017 pursuant to the terms and conditions of an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years and (ii) the recognition by the Company of a $10,000 minimum annual royalty due and payable to the Company pursuant to the terms and conditions of the Agreement.

The increase in Net Losses of approximately 162% is primarily attributable to :

(a) higher Derivative Expense , Research and Development related expenses, Interest Expenses and Interest Expenses related to Amortization of Discounts incurred during the quarter ended June 30, 2017 when compared the same period ended 2016 offset by

(b) higher revenues recognized during the quarter ended June 30, 2017 when compared the same period ended 2016 (c) lower General and Administrative and Consulting expenses incurred during the quarter ended June 30, 2017 when compared the same period ended 2016

(d) recognition during the quarter ended June 30, 2016 of $48,300 of expenses attributable to issuance of securities for less than fair value in satisfaction of nonconvertible debt.

Revenues from operations were $110,000 for the nine months ended June 30, 2017 and -0- for the nine months ended June 30 2016. Net Losses were $4,587,009 for the nine months ended June 30, 2017 and $ 2,420,430 for the same period ended 2016.

The increase in Revenues from Operations of $110,000 are attributable to the recognition by the Company of (i) a $100,000 anniversary fee due and payable to the Company as of June 23, 2017 pursuant to the terms and conditions of an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years and (ii) the recognition by the Company of a $10,000 minimum annual royalty due and payable to the Company pursuant to the terms and conditions of the Agreement.

The increase in Net Losses of approximately 90% is primarily attributable to :

(a)	higher Derivative Expense , Research and Development related expenses, Consulting Expenses Interest Expenses and Interest Expenses related to Amortization of Discounts incurred during the nine months ended June 30, 2017 when compared the same period ended 2016 offset by
(b)	higher revenues recognized during the nine months ended June 30, 2017 when compared the same period ended 2016
(c)	Other Income of $34,666 recognized during the nine months ended June 30, 2017
(d)	lower General and Administrative expenses incurred during the nine months ended June 30, 2017 when compared the same period ended 2016
(e)	recognition during the quarter ended June 30, 2016 of $48,300 of expenses attributable to issuance of securities for less than fair value in satisfaction of nonconvertible debt.

As of June 30, 2017 we had $401,627 cash on hand and current liabilities of $4,751,036 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

During the nine months ended June 30, 2017 the Company raised $1,090,000 through the issuance of convertible debt and $610,000 through the issuance of equity securities.

As of June 30, 2017 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on April 1, 2017 and ending on June 30, 2017, David Koos and Todd S. Caven , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Series M Preferred Stock

On June 15, 2017 the Company issued 500,000 shares of its Series M Preferred Stock (“Shares”) to a nonemployee consultant as consideration for services.

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

Convertible Notes

On April 19, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is April 19, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

On April 19, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is April 19, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

On May 5, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $200,000 for consideration consisting of $200,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is May 5, 2020. The Note is convertible into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

(i)	One day subsequent to the execution of an agreement to a transaction whose completion would result in a “Change of Control” of the Company. For purposes of this Note, a Change of Control shall be defined as any transaction or series of transactions, whether by merger, sale of substantially all of the assets, or sale or transfer of more than fifty percent (50%) of the outstanding stock of the relevant entity in which the members of the Board of Directors immediately preceding the closing of the Change of Control transaction no longer constitute a majority of the Board of Directors of the surviving entity following the closing of such transaction.

(ii)	One day subsequent to the commencement, in compliance with applicable law, of a broad solicitation by a third party to purchase a majority percentage of the Company’s outstanding equity securities for a limited period of time contingent on shareholders of the Company tendering a fixed number of their equity securities (“Tender Offer”).

(iii)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

On May 10, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is May 9, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

(i)	One day subsequent to the execution of an agreement to a transaction whose completion would result in a “Change of Control” of the Company. For purposes of this Note, a Change of Control shall be defined as any transaction or series of transactions, whether by merger, sale of substantially all of the assets, or sale or transfer of more than fifty percent (50%) of the outstanding stock of the relevant entity in which the members of the Board of Directors immediately preceding the closing of the Change of Control transaction no longer constitute a majority of the Board of Directors of the surviving entity following the closing of such transaction.

(ii)	One day subsequent to the commencement, in compliance with applicable law, of a broad solicitation by a third party to purchase a majority percentage of the Company’s outstanding equity securities for a limited period of time contingent on shareholders of the Company tendering a fixed number of their equity securities (“Tender Offer”).

(iii)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

On May 19, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is May 19, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share as of the date which is the earlier of:

(i)	One day subsequent to the execution of an agreement to a transaction whose completion would result in a “Change of Control” of the Company or KCL Therapeutics. For purposes of this Note, a Change of Control shall be defined as any transaction or series of transactions, whether by merger, sale of substantially all of the assets, or sale or transfer of more than fifty percent (50%) of the outstanding stock of the relevant entity in which the members of the Board of Directors immediately preceding the closing of the Change of Control transaction no longer constitute a majority of the Board of Directors of the surviving entity following the closing of such transaction.

(ii)	One day subsequent to the commencement, in compliance with applicable law, of a broad solicitation by a third party to purchase a majority percentage of the Company’s outstanding equity securities for a limited period of time contingent on shareholders of the Company tendering a fixed number of their equity securities (“Tender Offer”).

(iii)	One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a)	The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b)	The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

(c)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

On June 26, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $150,000 for consideration consisting of $150,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is June 16, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

(i)	One day subsequent to the execution of an agreement to a transaction whose completion would result in a “Change of Control” of the Company or KCL Therapeutics. For purposes of this Note, a Change of Control shall be defined as any transaction or series of transactions, whether by merger, sale of substantially all of the assets, or sale or transfer of more than fifty percent (50%) of the outstanding stock of the relevant entity in which the members of the Board of Directors immediately preceding the closing of the Change of Control transaction no longer constitute a majority of the Board of Directors of the surviving entity following the closing of such transaction.

(ii)	One day subsequent to the commencement, in compliance with applicable law, of a broad solicitation by a third party to purchase a majority percentage of the Company’s outstanding equity securities for a limited period of time contingent on shareholders of the Company tendering a fixed number of their equity securities (“Tender Offer”).

(iii)	One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a)	The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b)	The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

(c)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

On June 28, 2016 the Company issued a Convertible Note (“Note”) in the face amount of $79,000 for consideration consisting of $75,000 cash. The Note bears a one time interest charge of 10% of the principal amount of $79,000 and is convertible into the Common Stock of the Company at a price per share equal to the lower of 60% of the lowest trade price in the 25 trading days prior to conversion or 0.0365 however conversions cannot be effected for a price less than $0.01 per common share except in the event of certain breaches of the Terms and Conditions of the Note by the Company. The Note matures 8 months from issuance

All the abovementioned Notes contained a provision that until such time as the shares of stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of stock issuable upon conversion of the Note that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend. The Notes were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Notes were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Notes. There was no advertisement or general solicitation made in connection with this Offer and Sale of Notes.

Use of Proceeds

With regard to all securities sold for cash consideration described above, Cash proceeds received from sale will be utilized by Regen for general corporate purposes

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
10.1	Form of Convertible Note $25,000
10.2	Form of Convertible Note $50,000
10.3	Form of Convertible Note $100,000
10.4	Form of Convertible Note $50,000
10.5	Form of Convertible Note $150,000
10.6	Form of Convertible Note $200,000
10.7	Form of Convertible Note $79,000

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 3, 2017.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	August 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 3, 2017.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	August3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 3, 2017.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	August 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 3, 2017.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Principal Accounting Officer
Date:	August 3, 2017

