Form 10-K
period 2017-09-30
Regen BioPharma Inc
filed 2018-01-05
CIK 1589150

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2017

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

Yes  ☒  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 4,926,547

As of December 21, 2017 Regen Biopharma, Inc. had 146,181,009 common shares outstanding.

As of December 21, 2017 Regen Biopharma, Inc. had 136,966,697 shares of Series A Preferred Stock outstanding.

As of December 21, 2017 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of December 21, 2017 Regen Biopharma, Inc. had 38,000,000 shares of Series M Preferred Stock outstanding.

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

PART I

Item 1. Business

We were incorporated April 24, 2012 under the laws of the State of Nevada. We intend to engage primarily in the development of regenerative medical applications which we intend to license, develop internally or acquire outright from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. The primary factor to be considered by us in arriving at a decision to advance an application further to Phase III clinical trials would be a greater than anticipated indication of efficacy seen in Phase I trials.

As of December 27, 2016 , we have not licensed any existing therapies which may be marketed. On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a subsidiary of Entest Biomedical, Inc.

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

Regen has been assigned intellectual property with regard to the gene NR2F6 . It is believed by the Company that NR2F6 expression leads to the shutting down of the immune system’s natural ability to kill cancerous cells. The Company believes that identification of a small molecule which could inhibit this receptor would potentially provide an avenue for immunotherapy of cancer and that identification of a small molecule which could activate this receptor could potentially provide a therapy for autoimmune disease.

The Company is actively identifying small molecules via a high throughput screening program that inhibit NR2F6 leading to immune cell activation for oncology applications. On December 15, 2015 Regen entered into an agreement (“Agreement”) with the National Center for Advancing Translational Sciences (“NCATS”), which is a component of the National Institutes of Health (“NIH”), an agency of the U.S. Department of Health and Human Services whereby Regen and NCATS shall collaborate to screen for small molecule compounds that activate or inhibit the orphan nuclear receptor, NR2F6.

Initial high throughput screening assays were performed in July to September of 2016 by the contract research organization Proteros, GMBH for Regen Biopharma, Inc. This assay is based on Regen Biopharma Inc.’s screening assay whereby the full-length or ligand-binding domain of NR2F6 Reporter gene assays are used to screen for compounds that modulate gene expression via binding to nuclear hormone receptors. Transfer of this assay to ChemDiv, Inc., another contract research organization, by Regen Biopharma, Inc. was effected in January, 2017.

In molecular biology, a reporter gene is a gene that researchers attach to a regulatory sequence of another gene of interest in bacteria, cell culture, animals or plants. Certain genes are chosen as reporters because the characteristics they confer on organisms expressing them are easily identified and measured, or because they are selectable markers. Reporter genes are often used as an indication of whether a certain gene has been taken up by or expressed in the cell or organism population.

High Throughput Screens (HTS) are recent scientific methods in which hundreds of thousands of experimental samples are subjected to simultaneous testing under given conditions. Through this process one can rapidly identify active compounds, antibodies, or genes that modulate a particular biomolecular pathway. The results of these experiments provide starting points for drug design and for understanding the interaction or role of a particular biochemical process in biology.

HTS performed on behalf of Regen Biopharma, Inc. have been ongoing as of September 9, 2016. Through HTS four newly discovered small molecule compounds which (a) can bind to the relevant structure in a cellular system and (b) show evidence of the ability to modulate activity of NR2F6 have been discovered. In addition, research conducted by ChemDiv on Regen’s behalf has identified a compound that activate NR2F6 which appears to be effective in treating autoimmune diseases with virtually no toxicity.

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

We have also established a Business Advisory Board. Members of the Business Advisory Board (“BAB”) include:

Jean Pierre Millon

On October 16, 2017 Mr. Millon agreed to serve as Chairman of the BAB pursuant to an agreement by and between Millon and the Company (“Millon BAB Agreement”).

Mr. Millon currently serves on the Board of Directors of CVS Health. Mr. Millon previously served as President and Chief Executive Officer of PCS Health Systems , Inc. from June 1996 until his retirement in September 2000. Mr. Millon also previously served in an executive capacity at Eli Lilly and Company.

The term of the Millon BAB Agreement shall be from October 9, 2017 to October 9, 2020.

The Millon BAB Agreement requires Millon to

(a)	meet with the Company upon written request, at dates and times mutually agreeable to Hopkins and the Company, to discuss any matter involving the Company or its subsidiaries
(b)	utilize his best efforts to :

Identify and introduce to the Company persons not previously known to the Company to serve as members of the Company’s Business Advisory Board (“Advisory Candidates”).

Identify and introduce to the Company potential purchasers of the Company’s securities, such purchasers not previously known to the Company (“Buyers”)

As consideration for agreeing to serve, Millon is to receive a total of 6,000,000 of the Company’s Series M Preferred shares (“Millon BAB Shares”).

4,000,000 of the BAB Shares were issued to Millon on November 1, 2017. An additional 1,000,000 of the BAB Shares are to be issued on the second anniversary of the Millon BAB Agreement and an additional 1,000,000 of the Millon BAB Shares are to be issued on the third anniversary of the Millon BAB Agreement.

Millon may convert his Millon BAB Shares into an equivalent number of the common shares of the Company upon the sooner of:

a) the execution of a licensing agreement for the Company’s NR2F6 intellectual property, or,

b) upon the third anniversary of the Millon BAB Agreement..

In the event that a candidate identified and introduced by Millon to the Company serves as a member of the BAB, Millon shall receive, ten business days subsequent to the completion of 12 months service by the candidate as a member of the BAB a referral fee equal to 5% (paid to Millon in Series M Preferred shares of the Company) of the shares of the Series M Preferred shares of the Company issued to the referred candidate.

In the event of a purchase of securities by one or more Buyers, such Buyers not previously known to the Company and identified and introduced by Millon to the Company, Millon shall receive a referral fee equal to 5% (paid to Millon in Series M Preferred shares of the Company) of the shares of common stock of the Company purchased by the Buyer.

Robert D. Hopkins

On October 2, 2017Robert D Hopkins agreed to serve as a member of the Company’s BAB pursuant to an agreement by and between the Company and Hopkins (“Hopkins BAB Agreement”).

The term of the Hopkins BAB Agreement shall be from October 2, 2017 to October 2, 2020.

The Hopkins BAB Agreement requires Hopkins to

(c)	meet with the Company upon written request, at dates and times mutually agreeable to Hopkins and the Company, to discuss any matter involving the Company or its subsidiaries
(d)	utilize his best efforts to :

Identify and introduce to the Company persons not previously known to the Company to serve as members of the Company’s Business Advisory Board (“Advisory Candidates”).

Identify and introduce to the Company potential purchasers of the Company’s securities, such purchasers not previously known to the Company (“Buyers”)

As consideration for agreeing to serve, Hopkins received 1,000,000 of the Company’s Series M Preferred shares. An additional 1,000,000 Series M Preferred Shares are to be issued on the first, second and third anniversary of the Fortisano BAB Agreement

Hopkins may convert these shares into an equivalent number of the Company’s common shares upon the sooner of

a) the execution of a licensing agreement for the Company’s NR2F6 intellectual property, or,

b) upon the third anniversary of the Hopkins BAB Agreement..

In the event that a candidate identified and introduced by Hopkins to the Company serves as a member of the BAB, Hopkins shall receive, ten business days subsequent to the completion of 12 months service by the candidate as a member of the BAB a referral fee equal to 5% (paid to Hopkins in Series A Preferred shares of the Company) of the shares of the common shares of the Company issued to the referred candidate.

In the event of a purchase of securities by one or more Buyers, such Buyers not previously known to the Company and identified and introduced by Hopkins to the Company, Hopkins shall receive a referral fee equal to 5% (paid to Hopkins in Series A Preferred shares of the Company) of the shares of common stock of the Company purchased by the Buyer.

Roger Fortisano

On October 2, 2017 Mr. Roger Fortisano agreed serve as a member of the Company’s BAB pursuant to an agreement by and between the Company and Fortisano (“Fortisano BAB Agreement”).

Mr. Fortisano currently serves as Vice-President for Leadership and Strategic Development at UW Health, the academic medical center and health system for the University of Wisconsin.

The term of the Fortisano BAB Agreement shall be from October 2, 2017 to October 2, 2020.

The Fortisano BAB Agreement requires Fortisano to

(a)	meet with the Company upon written request, at dates and times mutually agreeable to Fortisano and the Company, to discuss any matter involving the Company or its subsidiaries
(b)	utilize his best efforts to :

Identify and introduce to the Company persons not previously known to the Company to serve as members of the Company’s Business Advisory Board (“Advisory Candidates”).

Identify and introduce to the Company potential purchasers of the Company’s securities, such purchasers not previously known to the Company (“Buyers”)

As consideration for agreeing to serve, Fortisano is to receive a total of 4,000,000 of the Company’s Series M Preferred shares (“Fortisano BAB Shares”).

1,000,000 of the Fortisano BAB Shares were issued to Fortisano on October 11, 2017. An additional 1,000,000 of the BAB Shares are to be issued on the first, second and third anniversary of the Fortisano BAB Agreement.

Fortisano may convert his Fortisano BAB Shares into an equivalent number of the common shares of the Company upon the sooner of:

a) the execution of a licensing agreement for the Company’s NR2F6 intellectual property, or,

b) upon the third anniversary of the Fortisano BAB Agreement..

In the event that a candidate identified and introduced by Fortisano to the Company serves as a member of the BAB, Fortisano shall receive, ten business days subsequent to the completion of 12 months service by the candidate as a member of the BAB a referral fee equal to 5% (paid to Fortisano in Series A Preferred shares of the Company) of the shares of the common shares of the Company issued to the referred candidate.

In the event of a purchase of securities by one or more Buyers, such Buyers not previously known to the Company and identified and introduced by Fortisano to the Company, Fortisano shall receive a referral fee equal to 5% (paid to Fortisano in Series A Preferred shares of the Company) of the shares of common stock of the Company purchased by the Buyer.

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

Royalty Agreements

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

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended September 30, 2017 we expended $ 1,149,663 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local)

Regen has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of December 17, 2017, Regen has 4 employees of which 1 is full time.

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

The Company’s authorized capital stock consists of the following:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 146,181,009 shares issued and outstanding as of December 21, 2017.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of December 21, 2017 and 300,000,000 is designated Series A Preferred Stock of which 136,966,697 shares are outstanding as of December 21, 2017 and 300,000,000 is designated Series M Preferred Stock of which 38,000,000 shares are outstanding as of December 21, 2017.

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

Series M Preferred Stock

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

October 1, 2016 to September 30, 2017	HIGH	LOW
First Quarter	$.1295	$.058
Second Quarter	$.10	$.04
Third Quarter	$.598	$.035
Fourth Quarter	$.044	$.02

October 1, 2015 to September 30, 2016	HIGH	LOW
First Quarter	$.219	$.125
Second Quarter	$.21	$.1001
Third Quarter	$.1497	$.0655
Fourth Quarter	$.17	$.0741

Holders

As of September 30, 2017 there were approximately 464 holders of our Common Stock.

As of September 30, 2017 there were approximately 220 holders of our Series A Preferred Stock.

As of September 30, 2017 there were 2 holders of our Series AA Preferred Stock.

As of September 30, 2017 there were approximately 4 holders of our Series M Preferred Stock

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2017. We do not expect to declare cash dividends in the immediate future.

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

On November 9, 2016 the Company sold 500,000 of its Common Shares (“Shares”) for consideration of $12,500.

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

On March 2, 2017 the Company issued 500,000 of its Common Shares (“Shares”) for consideration of $12,500.

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

On March 8, 2017 the Company issued 200,000 of its Common Shares (“Shares”)Synergy Business Consultants, Inc. as consideration for services

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

On July 7, 2017 the Company issued 308,219 of its Common Shares (“Shares”) in satisfaction of expenses valued at $12,060.

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

On July 24, 2017 the Company issued 450,000 of its Common Shares (“Shares”) as consideration for services rendered.

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

On August 21, 2017 the Company issued 833,333 of its Common Shares (“Shares”) pursuant to the terms and conditions of that Agreement entered into by and between Regen Biopharma, Inc. and Benitec Australia Limited (“Benitec), as amended, whereby an exclusive worldwide right and license to certain patents, patent applications, know-how and other intellectual property relating to RNA interference, a biological mechanism by which double-stranded RNA modifies gene expression (“RNAi”) possessed by Benitec was granted to Regen.

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

On October 9, 2017 the Company issued 2,500,000 of its Common Shares (“Shares”) as consideration for services rendered.

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

On December 6, 2017 the Company issued 3,976,642 of its Common Shares in conversion of $78,000 of convertible notes payable and payment of $7,900 of fees .

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

On November 9, 2016 the Company sold 500,000 of its Series A Preferred Shares (“Shares”)for consideration of $12,500

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

On March 2 the Company issued 500,000 of its Series A Preferred Shares (“Shares”)for consideration of $12,500.

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

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On March 8, 2017 the Company issued 11,500,000 of its Series M Preferred stock (“Shares”) to David Koos the Company’s Chief Executive Officer, for services

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On June 15, 2017 the Company issued 500,000 shares of its Series M Preferred Stock (“Shares”) as consideration for nonemployee services.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On October 11, 2017 the Company issued 2,000,000 shares of its Series M Preferred Stock (“Shares”) as consideration for nonemployee services.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On November 1, 2017 the Company issued 4,000,000 shares of its Series M Preferred Stock (“Shares”) as consideration for nonemployee services.

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

On June 28, 2016 the Company issued a Convertible Note (“Note”) in the face amount of $79,000 for consideration consisting of $75,000 cash. The Note bears a one time interest charge of 10% of the principal amount of $79,000 and is convertible into the Common Stock of the Company at a price per share equal to the lower of 60% of the lowest trade price in the 25 trading days prior to conversion or 0.0365 however conversions cannot be effected for a price less than $0.01 per common share except in the event of certain breaches of the Terms and Conditions of the Note by the Company. The Note matures 8 months from issuance

On June 6, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $75,000 for consideration consisting of $65,906 cash, which was received during the Company’s fourth fiscal quarter, and payment on behalf of the Company of 9,094 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum . The maturity of the Note is June 16, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Volume Weighted Average Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

On July 24, 2017 the Company issued a Convertible Note (“Note”) in the face amount of $60,000 for consideration consisting of $60,000 cash. The Note bears simple interest at the rate of 10% per annum and is convertible into the Common Stock of the Company at a price per share equal to the lower of 75% of the lowest trade price of the date immediately prior to conversion or 0.025 per share. The Note matures July 24, 2020.

On August 23, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $85,000 for consideration consisting of $74,750 cash and payment on behalf of the Company of 10,250 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is August 23, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Volume Weighted Average Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

On August 23, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $85,000 for consideration consisting of a note payable to the Company in the amount of $85,000. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is August 23, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Volume Weighted Average Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent

On September 7, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of $38,000 cash and payment on behalf of the Company of $2,000 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is September 7, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

On September 7, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of promissory Note payable to the Company in the amount of 40,000. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is September 7, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

On September 7, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of $38,000 cash and payment on behalf of the Company of $2,000 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is September 7, 2018. The Note may be converted into shares of the Series A Preferred stock of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading price of the Series A Preferred Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

On September 7, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of a promissory note payable to the Company in the amount of $40,000. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is September 7, 2018. The Note may be converted into shares of the Series A Preferred stock of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading price of the Series A Preferred Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

On August 29, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is August 29, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On September 22, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is September 21, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share as of the date which is the earlier of:

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

On September 22, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is September 22, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On September 25, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is September 25, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share as of the date which is the earlier of:

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

On December 15, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $35,000 for consideration consisting of $35,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 15, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On December 20, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 20, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On December 20, 2017 the Company issued a Convertible Note (“Note”) in the face amount of $115,000 for consideration consisting of $100,000 cash and payment on behalf of the Company of 13,250 of expenses incurred in connection with the issuance of the Note. The Note also carries an Original Issue Discount of $1,750.The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is December 6, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

On December 20, 2017 the Company issued a Convertible Note (“Note”) in the face amount of $115,000 for consideration consisting of a note payable to the Company in the amount of $113,250. The Note carries an Original Issue Discount of $1,750.The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is December 6, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

On October 3, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is October 3, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On October 4, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of $40,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is October 4, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On October 16, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is October 9, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

“Transaction Event” shall mean either of:

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

On November 1, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is November 1, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

 On November 1, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is November 1, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

“Transaction Event” shall mean either of:

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

On October 9, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is October 9, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2016, we had Cash in the amount of $ 24,822 and as of September 30, 2017 we had Cash in the amount of $269,973.

The increase in cash on hand of approximately 987.64% is primarily attributable to

(a)$1,619,000 received as a result of issuance of convertible notes payable

(b) $610,000 received as a result of sales of securities for cash

(c)$20,000 in deposit by an investor in anticipation of issuance of debt by the Company

Offset by principal repayments of Notes Payable and costs of operating the Company’s business.

As of September 30, 2017 we had Notes Receivable due from Related Party of $4,551 and as of September 30, 2016 we had Notes Receivable due from Related Party of $12,051.

The decrease in Notes Receivable due from Related Party of approximately 62% is attributable to $17,051 of payments on principal indebtedness made to the Company during the nine months ended June 30, 2017 offset by $9,551 loaned by the Company during the nine months ended June 30, 2017.

As of September 30, 2017 we had Notes Receivable ( Non Related Party) of $165,000 and as of September 30, 2016 we had Notes Receivable ( Non Related Party) of $0.

The increase in Notes Receivable is attributable to the following:

A Promissory Note in the face amount of $85,000 ( “GS Capital Note”) was issued to the Company on August 23, 2017 as consideration for a convertible promissory note in the amount of $85,000 issued to GS Capital Partners LLC by the Company. The GS Capital Note bears simple interest of 8% and is due and payable April 23, 2018. The GS Capital Note is collateralized by a convertible promissory note in the amount of $85,000 issued to GS Capital Partners LLC by the Company.

A Promissory Note in the face amount of $40,000 ( “LG Capital Note”) was issued to the Company on September 7, 2017 as consideration for a convertible promissory note in the amount of $40,000 issued to LG Capital Funding LLC by the Company. The LG Capital Note bears simple interest of 8% and is due and payable May 7, 2018. The LG Capital Note is collateralized by a convertible promissory note in the amount of $40,000 issued to GS Capital Partners LLC by the Company.

A Promissory Note in the face amount of $40,000 ( “LG Capital Note 2”) was issued to the Company on September 7, 2017 as consideration for a convertible promissory note in the amount of $40,000 issued to LG Capital Funding LLC by the Company. The LG Capital Note 2 bears simple interest of 8% and is due and payable May 7, 2018. The LG Capital Note 2 is collateralized by a convertible promissory note in the amount of $40,000 issued to GS Capital Partners LLC by the Company.

As of September 30, 2017 we had Accounts Receivable of $0 and as of September 30, 2016 we had Accounts Receivable of $83,000.

The decrease in Accounts Receivable is attributable to 83,000 shares of the nonvoting convertible preferred stock of Entest Biomedical, Inc. accepted by the Company in satisfaction of $83,000 due and payable to the Company pursuant to the terms and conditions of an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years.

David Koos serves as Chairman and Chief Executive Officer of the Company, Zander and Entest Biomedical, Inc.

Harry Lander serves as President and Chief Scientific Officer of the Company and Zander.

Todd Caven serves as Chief Financial Officer of the Company and Zander.

As of September 30, 2017 we had Prepaid Expenses of $34,427 and as of September 30, 2016 we had Prepaid Expenses of $69,905.

The decrease in Prepaid Expenses of approximately 50.7% is primarily attributable to the recognition during the year ended September 30, 2017 of $35,478 of expenses which had been prepaid by the Company during the quarter ended September 30, 2016.

As of September 30, 2017 we had Accrued Interest Receivable of $4,436 and as of September 30, 2016 we had Accrued Interest Receivable of $2,578.

The increase in Accrued Interest Receivable of approximately 72% is attributable to interest accrued but unpaid during the year ended September 30, 2017 resulting from amounts due to the Company by Entest Bio-Medical, Inc. as well as interest accrued but unpaid due to the Company from GS Capital Partners LLC and LG Capital Funding LLC. David R. Koos serves as Chairman of the Board and Chief Executive Officer of both the Company and Entest Bio-Medical, Inc.

As of September 30, 2017 we had $0 due from Former Employee and as of September 30, 2016 we had $15,000 due from Former Employee.

The decrease of $15,000 due from Former Employee is attributable to such debt being ascertained uncollectible by the Company.

As of September 30,2017 we had available for sale securities of $465,852 and as of September 30, 2016 we had available for sale securities of $112,000.

The increase in available for sale securities of approximately 315.94% is attributable to:

(a)	unrealized gains recognized on 8,000,000 common shares of Entest Biomedical, Inc. owned by the Company.
(b)	The acceptance by the Company of 185,852 of the nonvoting convertible preferred stock of Entest Biomedical, Inc. in satisfaction of $185,852 due and payable to the Company pursuant to the terms and conditions of an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years.

As of September 30, 2017 we had Accounts Payable of $495,749 and as of September 30, 2016 we had Accounts Payable of $240,759.

The increase in Accounts Payable of approximately 105.91% is primarily attributable to increases in outstanding obligations of the Company to Contract Research Organizations incurred in the course of business.

As of September 30, 2017 we had Notes Payable of $111,355 and as of the same date ended 2016 we had Notes Payable of $143,447.

The decrease in Notes Payable of approximately 22.3% is primarily attributable to net principal cash repayments made to creditors during the twelve months ended September 30, 2017.

As of September 30, 2017 we had accrued payroll taxes of $857 and as of September 30, 2016 we had accrued payroll taxes of $33,040.

The decrease in accrued payroll taxes of approximately 97.4% is primarily attributable to the derecognition of $34, 666 of employer payroll tax payable resulting from the cancellation within the same calendar year of vesting of :

(a)	7,500,000 shares of Regen’s common stock personally owned by Todd S. Caven, Regen’s Chief Financial Officer, issued as compensation
(b)	2,500,000 shares of Regen’s Series A Preferred personally owned by Todd S. Caven issued as compensation
(c)	10,000,000 shares of Regen’s Series A Preferred personally owned by Harry Lander issued as compensation

As of September 30, 2016, we had Accrued Payroll of $263,996 and as of September 30, 2017 we had Accrued Payroll of $590,996.

The increase in Accrued Payroll of approximately 123.87% is attributable to :

$45,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended December 31, 2016

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended December 31, 2016

$30,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended March 31, 2017

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

$45,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended September 30, 2017

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended September 30, 2017.

As of September 30, 2017 we had accrued rent of $5,000 and as of September 30, 2016 we had Accrued Rent of $15,000.

The decrease in accrued rent of approximately 66.6% is primarily attributable to a decrease in Rental Expenses accrued but unpaid due to Entest Biomedical, Inc.

As of September 30, 2016 we had Amounts due to Shareholder of $50,000 and as of September 30, 2017 we had Amounts Due to Shareholder of $0.

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

As of September 30, 2016 we had Amounts due to Investor of $0 and as of September 30, 2017 we had Amounts Due to Investor of $20,000.

The increase in Amounts due to Investor is attributable to a $20,000 deposit by an investor in anticipation of issuance of a note by the Company, such note not having been issued as of September 30, 2017.

As of September 30, 2017 we had Accrued Interest Payable of $122,807 and as of September 30, 2016 we had Accrued Interest Payable of $43,918.

The increase in Accrued Interest Payable of approximately 179% is primarily attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the year ended September 30, 2017 but not yet paid.

As of September 30, 2017 we had Other Accrued Expenses of $33,034 and as of the same year ended 2016 we had Other Accrued Expenses of $0.

The increase in Other Accrued Expenses is attributable to reimbursements due by the Company to the Company’s Chief Financial Officer for business expenses incurred by the Company’s Chief Financial Officer in the performance of his duties.

As of September 30, 2016 we had Convertible Notes Payable of $300,000 and as of September 30, 2017 we had Convertible Notes Payable of $2,084,000.

The increase in Convertible Debt Payable of 594.67% is attributable to Convertible Debt with a face value of $1,784,000 being issued during the twelve months ended September 30, 2017.

As of September 30, 2017 we had a Derivative Liability of $4,234,475 and as of September 30, 2016 we had a Derivative Liability of $0.

The increase in Derivative Liability is primarily attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $1,465,000 issued during the twelve months ended September 30, 2017.

Material Changes in Results of Operations

Revenues from continuing operations were $110,000 for the fiscal year ended September 30, 2017 and $100,000 for the fiscal year ended September 30, 2016. Net losses were$5,839,039 for the fiscal year ended September 30, 2017 and $3,413,519 for the same year ended 2016.

The increase in Net Losses of approximately 71% is primarily attributable to a 71% increase in Research and Development costs incurred during the fiscal year ended 2017 as compared to the same period ended 2016, a 2,466% increase during the fiscal year ended 2017 in Interest Expense attributable to amortizations of discounts recognized on convertible notes as compared to the same period ended 2016 and the recognition of a Derivative Expense during the year ended September 30, 2017 of $2,792,819.

As of September 30, 2017 we had $269,973 cash on hand and current liabilities of $5,863,164 such liabilities consisting of Accounts Payable, Notes Payable, Amounts Due to Investor, Convertible Notes Payable ( Net of Discounts) Accrued Expenses, and Derivative Liability . We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

The Company plans to meet cash needs through selling its securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. Management can give no assurance that any governmental or non-governmental grant will be obtained by the Company despite the Company’s best efforts.

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

As of December 28, 2017 we are not party to any binding agreements which would commit Regen to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regen BioPharma, Inc.

We have audited the accompanying consolidated balance sheet of Regen BioPharma, Inc. as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2017. Regen BioPharma, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regen BioPharma, Inc. as of September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital at September 30, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

December 28, 2017

REGEN BIOPHARMA , INC.
CONSOLIDATED BALANCE SHEET

	As of September 30, 2017	As of September 30, 2016 (as restated)
ASSETS
CURRENT ASSETS
Cash	269,973	24,822
Accounts Receivable	0	83,000
Note Receivable, Related Party	4,551	12,051
Note Receivable	165,000	0
Prepaid Expenses	34,427	69,905
Accrued Interest Receivable	4,436	2,578
Due from Former Employees	0	15,000
Total Current Assets	478,387	207,356

OTHER ASSETS
Available for Sale Securities	465,852	112,000
Total Other Assets	465,852	112,000
TOTAL ASSETS	944,239	319,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	495,749	240,759
Notes Payable	111,355	143,447
Accrued payroll taxes	857	33,040
Accrued Interest	122,807	43,918
Accrued Rent	5,000	15,000
Accrued Payroll	590,996	263,996
Other Accrued Expenses	33,034
Due to Shareholder		50,000
Due to Investor	20,000
Derivative Liability	4,234,475
Convertible Notes Payable	248,890	9,041
Total Current Liabilities	5,863,164	799,201
Long Term Liabilities:
Convertible Notes Payable	332,409	107,057
Total Long Term Liabilities	332,409	107,057
Total Liabilities	6,195,573	906,258

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 139,704,157 issued and outstanding as of September 30, 2017 and 139,712,605 shares issued and outstanding September 30, 2016	13,969	13,970
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30, 2016 and September 30, 2017 respectively
Series A Preferred 300,000,000 authorized, 136,966,697 and 135,266,697 outstanding as of September 30, 2017 and September 30, 2016 respectively	13,697	13,527
Series AA Preferred $0.0001 par value 600,000 authorized and 50,000 and 30,000 outstanding as of September 30, 2017 and September 30, 2016, respectively	5	3
Series M Preferred $0.0001 par value 300,000,000 authorized and 32,000,000 and 0 outstanding as of September 30, 2017 and September 30, 2016, respectively	3,200	0
Additional Paid in capital	6,642,979	5,639,753
Contributed Capital	728,658	728,658
Retained Earnings (Deficit) accumulated during the development stage	(12,741,843)	(6,902,812)
Accumulated Other Comprehensive Income	88,000	(80,000)
Total Stockholders' Equity (Deficit)	(5,251,335)	(586,902)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	944,239	319,356

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended September 30, 2017	Year Ended September 30, 2016 (as restated)
REVENUES	110,000	100,000

COST AND EXPENSES
Research and Development	1,149,663	671,095
General and Administrative	822,076	1,664,250
Consulting and Professional Fees	589,146	661,617
Rent	60,000	60,000
Total Costs and Expenses	2,620,885	3,056,962

OPERATING LOSS	(2,510,885)	(2,956,962)

OTHER INCOME & (EXPENSES)
Interest Income	1,858	1,197
Other Income	50,872
Refunds of amounts previously paid	3,000
Bad Debt Expense	(15,000)
Interest Expense	(98,802)	(27,824)
Interest Expense attributable to Amortization of Discount	(477,262)	(18,597)

Loss on issuance of common shares for less than fair value		(411,333)
Derivative Expense	(2,792,819)
TOTAL OTHER INCOME (EXPENSE)	(3,328,153)	(456,558)

NET INCOME (LOSS)	(5,839,039)	(3,413,519)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0413)	(0.0267)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	141,426,429	127,840,131

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year ended Ended September 30
	2017	2016 (as restated)
Net Income (Loss)	$(5,839,039)	$(3,413,519)
Add:
Unrealized Gains on Securities	208,000
Less:
Unrealized Losses on Securities	(40,000)	(46,400)
Total Other Comprehensive Income (Loss)	168,000	(46,400)
Comprehensive Income	$(5,671,039)	(3,459,919)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
Statement of shareholder's equity
For the years ended September 30, 2016 and 2017

	Series A Preferred		Series AA Preferred		Common		Series M Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income	Total
Balance September 30, 2015	60,981,697	6,098	30,000	3	114,753,938	11,474			2,679,474	(3,489,293)	728,658	(33,600)	(97,187)
Common Stock issued for cash at $0.05 per share issued 10/28/2015					3,333,334	333			166,334				166,667
Preferred Stock issued for cash at $0.05 per share issued 10/28/2015	1,666,667	167							83,166				83,333
Preferred Stock issued for services as Restricted Stock Award issued on 10/28/2015	11,000,000	1,100							(1,100)				0
Common Stock issued for cash at $0.025 per share issued 11/20/2015					2,200,000	220			54,780				55,000
Preferred Stock issued for cash at $0.025 per share issued 11/20/2015	2,200,000	220							54,780				55,000
Common Stock issued for cash at $0.025 per share issued 12/29/2015					4,000,000	400			99,600				100,000
Preferred Stock issued for cash at $0.025 per share issued 12/29/2015	4,000,000	400							99,600				100,000
Preferred Stock issued for services issued 11/30/2015	400,000	40											40
Loss on Issuance of Securities for Less than fair value recognized during quarter									0				0
Restricted Stock Award compensation expense recognized during Quarter ended December 31, 2015									247,724				247,724
Unrealized Loss on Securities Available for Sale recognized during Quarter ended December 31, 2015												(38,400)	(38,400)
Net Loss for the quarter ended December 31, 2015										(694,153)			(694,153)
Balance December 31, 2015	80,248,364	8,025	30,000	3	124,287,272	12,427			3,484,356	(4,183,446)	728,658	(72,000)	(21,976)
Common Stock issued for cash at $0.05 per share issued 1/28/2016					2,000,000	200			99,800				100,000
Preferred Stock issued for cash at $0.05 per share issued 1/28/2016	1,000,000	100							49,900				50,000
Common Stock issued for cash at $0.025 per share issued 1/29/2016					30,000	3			747				750
Preferred Stock issued for cash at $0.025 per share issued 1/29/2016	300,000	30							7,470				7,500
Common Stock issued for cash at $0.025 per share issued 2/2/2016					270,000	27			6,723				6,750
Common Stock issued for cash at $0.05 per share issued 2/22/2016					666,666	67			33,267				33,333
Common Stock issued for cash at $0.0125 per share issued 2/22/2016					1,000,000	100			12,400				12,500
Preferred Stock issued for cash at $0.05 per share issued 2/22/2016	333,333	33							16,633				16,667
Preferred Stock issued for cash at $0.0125 per share issued 3/22/2016	3,000,000	300							37,200				37,500
Restricted Stock Award compensation expense recognized during Quarter ended March 31, 2016									247,739				247,739
Loss on Issuance of Securities for Less than fair value recognized during quarter									0				0
Beneficial Conversion Feature Recognized during the Quarter Ended March 31, 2016									42,600				42,600
Unrealized Loss on Securities Available for Sale recognized during Quarter ended March 31, 2016												(63,200)	(63,200)
Net Loss for the quarter ended March 31, 2016										(726,064)			(726,064)
Balance March 31, 2016	84,881,697	8,488	30,000	3	128,253,938	12,824			4,038,835	(4,909,510)	728,658	(135,200)	(255,902)
Preferred Stock issued for debt issued April 7, 2016	1,000,000	100							9,900				10,000
Preferred Stock issued for Officer Compensation April 7 2016	30,000,000	3,000											3,000

Common Stock issued for debt issued May 9 , 2016					700,000	70			13,930				14,000
Common Stock issued for cash at $0.0125 per share issued 5/23/2016					1,000,000	100			12,400				12,500
Preferred Stock issued for cash at $0.0125 per share issued 5/23/2016	3,000,000	300							37,200				37,500
Common Stock issued for cash at $0.03329 per share issued 6/6/2016					3,500,000	350			118,400				118,750
Preferred Stock issued for cash at $0.01938 per share issued 6/6/2016	5,500,000	550							105,700				106,250
Preferred Stock issued for cash at $0.0125 per share issued 6/15/2016	3,285,000	329							40,734				41,062
Common Stock issued for cash at $0.0125 per share issued 6/15/2016					1,095,000	110			13,578				13,687
Loss on Issuance of Securities for Less than fair value recognized during quarter									48,300				48,300
Beneficial Conversion Feature Recognized during the Quarter Ended June 30, 2016									9,900				9,900
Restricted Stock Award compensation expense recognized during Quarter ended June 30 2016									247,739				247,739
Unrealized Gain on Securities Available for Sale recognized during Quarter ended June 30, 2016												23,200	23,200
Net Loss for the quarter ended June 30, 2016										(1,000,213)			(1,000,213)

Balance June 30, 2016	127,666,697	12,767	30,000	3	134,548,938	13,453			4,696,615	(5,909,722)	728,658	(112,000)	(570,226)
Preferred Stock issued for Nonemployee Compensation July 27, 2016	100,000	10							15,890				15,900
Preferred Stock issued for cash at $0.0125 per share issued 8/16/2016	2,000,000	200							24,800				25,000
Common Stock issued for debt issued August 17 , 2016					3,966,667	397			108,603				109,000
Preferred Stock issued for cash at $0.0125 per share issued 8/22/2016	4,000,000	400							49,600				50,000
Common Stock issued for Nonemployee Compensation 8/22/2016					197,000	20			28,545				28,565
Preferred Stock issued for cash at $0.0125 per share issued 9/13/2016	1,500,000	150							18,600				18,750
Common Stock issued for cash at $0.004167 per share issued 9/13/2016					500,000	50			6,200				6,250
Common Stock issued for Nonemployee Compensation 8/22/2016					500,000	50			71,200				71,250
Loss on Issuance of Securities for Less than fair value recognized during quarter									363,033				363,033
Beneficial Conversion Feature Recognized during the Quarter Ended September 30, 2016									150,000				150,000
Restricted Stock Award compensation expense recognized during Quarter ended September 30 2016									106,666				106,666
Unrealized Gain on Securities Available for Sale recognized during Quarter ended September 30, 2016												32,000	32,000
Net Loss for the quarter ended September 30, 2016										(993,088)			(993,088)
Balalnce September 30, 2016	135,266,697	13,527	30,000	3	139,712,605	13,970			5,639,753	(6,902,812)	728,658	(80,000)	(586,902)
Preferred Stock issued for Cash 11/8/2016	5,000,000	500							112,000				112,500
Common Stock issued for Cash 11/8/2017					5,000,000	500			112,000				112,500
Preferred Stock issued for Cash 11/9/2016	500,000	50							12,450				12,500
Common Stock issued for Cash 11/9/2017					500,000	50			12,450				12,450
Preferred Stock issued for Cash 12/19/2016	9,700,000	970							166,530				167,500
Common Stock issued for Cash 12/19/2016					7,700,000	770			141,730				142,500
Cancellation of Common Shares of Officer 12/27/2016					(7,500,000)	(750)			750
Cancellation of Preferred Shares of Officer 12/30/2016	(2,500,000)	(250)							250
Restricted Stock Award compensation expense recognized during Quarter ended December 31, 2016									5,240				5,240
Beneficial Conversion Feature Recognized during the Quarter Ended December 31, 2016									240,000				240,000
Unrealized Gain on Securities Available for Sale recognized during Quarter ended December 31, 2016												200,000	200,000
Net Loss for the quarter ended December 31, 2016										(560,705)			(560,705)
Balance December 31, 2016	147,966,697	14,797	30,000	3	145,412,605	14,540			6,443,153	(7,463,517)	728,658	120,000	(142,417)
Preferred Stock issued for Cash 1/5/2017	1,000,000	100							12,400				12,500
Common Stock issued for Cash 1/5/2017					1,000,000	100			12,400				12,500
Preferred Stock issued for Cash 3/2/2017	500,000	50							12,450				12,500
Common Stock issued for Cash 3/2/2017					500,000	50			12,450				12,500
Preferred Shares issued for Accrued Salary 3/8/2017			20,000	2					4,998				5,000
Preferred Shares issued for Services 3/8/2017							31,500,000	3,150					3,150
Common Shares issued for Services 3/8/2017					200,000	20			13,380				13,400
Cancellation of Preferred Shares of Officers 3/15/2017	(12,500,000)	(1,250)							1,250
Cancellation of Common Shares of Officer 3/15/2017					(9,000,000)	(900)			900
Restricted Stock Award compensation expense recognized during Quarter ended March 31, 2017									3,340				3,340
Unrealized Gain on Securities Available for Sale recognized during Quarter ended March 31, 2017												8,000	8,000
Net Loss for the quarter ended March 31, 2017										(1,311,594)			(1,311,594)
Balance March 31, 2017	136,966,697	13,697	50,000	5	138,112,605	13,810	31,500,000	3,150	6,516,721	(8,775,111)	728,658	128,000	(1,371,121)
Preferred Shares Issued for Services 6/15/2017							500,000	50					50
Beneficial Conversion Feature Recognized during the Quarter Ended June 30, 2017									75,000				75,000
Unrealized Loss on Securities Available for Sale recognized during Quarter ended June 30, 2017												(8,000)	(8,000)
Net Loss for the quarter ended June 30, 2017										(2,623,407)			(2,623,407)
Balance June 30, 2017	136,966,697	13,697	50,000	5	138,112,605	13,810	32,000,000	3,200	6,591,720	(11,398,518)	728,658	120,000	(3,927,477)
Common Shares issued for Expenses 7/07/2017					308,219	31			12,029				12,060
Common Shares issued for Services 7/24/2017					450,000	45			10,980				11,025
Common Shares issued for Services 8/21/2017					833,333	83			28,250				28,333
Original Issue Discount Recognized During the Quarter Ended 9/30/2017
Unrealized Loss on Securities Available for Sale recognized during Quarter ended September 30, 2017												(32,000)	(32,000)
Net Loss for the quarter ended September 30, 2017										(1,343,333)			(1,343,333)
Balance September 30, 2017	136,966,697	13,697	50,000	5	139,704,157	13,969	32,000,000	3,200	6,642,979	(12,741,843)	728,658	88,000	(5,251,335)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30, 2017	Year Ended September 30, 2016 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(5,839,039)	(3,413,519)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	50	15,940
Common Stock issued to Consultants	52,760	99,815
Preferred Stock issued for compensation	3,150	3,000
Preferred Stock issued for Expenses	5,000
Common Stock issued for expenses	0
Increase (Decrease) in Interest expense attributable to amortization of Discount	477,262	18,597
Increase in Additional Paid in Capital	8,580	849,866
Increase (Decrease) in Loss on Issuance of stock below fair value		411,333
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	254,991	214,904
(Increase) Decrease in Accounts Receivable	83,000	(83,000)
(Increase) Decrease in Notes Receivable	7,500
(Increase) Decrease in Interest Receivable	(1,858)	(1,197)
Increase (Decrease) in Bank Overdraft
Increase (Decrease) in accrued Expenses	396,740	286,921
(Increase) Decrease in Prepaid Expenses	35,478	(59,905)
(Increase) Decrease in Due From Former Employee	15,000	(15,000)
Increase in Derivative Expense	2,792,819
Increase in Stock Accepted as Consideration	(185,852)
Net Cash Provided by (Used in) Operating Activities	(1,894,419)	(1,672,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	292,500	626,188
Preferred Stock issued for Cash	317,507	628,563
Increase in Contributed Capital
Increase (Decrease) in Notes Payable	(32,093)	53,696
Increase in Convertible Notes payable	1,619,000	300,000
(Increase) Decrease in Original Issue Discount	(27,344)
Increase (Decrease) in Due to Investor	20,000
Increase (Decrease) in Due to Shareholder	(50,000)	50,000
Net Cash Provided by (Used in) Financing Activities	2,139,570	1,658,447

Net increase (Decrease) in Cash	245,151	(13,798)

Cash at Beginning of Period	$24,822	$38,620

Cash at End of Period	$269,973	$24,822

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$0	$123,000
Preferred Shares Issued for Debt	$0	$10,000
Cash Paid for Interest	$19,767	$5,000

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Consolidated Financial Statements

As of September 30, 2017

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

The Company is currently engaged in actively identifying small molecules that inhibit or express NR2F6 leading to immune cell activation for oncology applications and immune cell suppression for autoimmune disease.

The Company is in the early stages of development of its proposed products and therapies. The Company will be required to obtain approval from the FDA in order to market any of The Company’s products or therapies. No approval has been granted by the FDA for the marketing and sale of any of the Company’s products and therapies and no assurance may be given that any of the Company’s products or therapies will be granted such approval. The Company’s current plans include the development of regenerative medical applications up to the point of successful completion of Phase I and/ or Phase II clinical trials after which the Company would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. The Company can provide no assurance that the Company will be able to sell or license any product or that, if such product is sold or licensed, such sale or license will be on terms favorable to the Company.

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30 year-end.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of KCL, Therapeutics, Inc., a Nevada corporation and wholly owned subsidiary of Regen. Significant inter-company transactions have been eliminated.

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

D. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Of the cash on hand as of September 30, 2017 $19,705 is not insured by the Federal Deposit Insurance Corporation.

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

G. DERIVATIVE LIABILITIES.

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations.

The Company analyzes the conversion feature of Convertible Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change. The Company values the embedded derivative using the Black-Scholes pricing model

The Black Scoles pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of September 30, 2017 utilized the following imputs:

Risk Free Interest Rate	1.21 - 1.699
Expected Term	1-3 Yrs
Expected Volatility	124 - 174%

H. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2017 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carry forward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

I.  BASIC EARNINGS (LOSS) PER SHARE

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the year ended September 30, 2017 .

K. NOTES RECEIVABLE

Notes receivable are stated at cost, less impairment, if any.

L. REVENUE RECOGNITION

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

M. INTEREST RECEIVABLE

Interest receivable is stated at cost, less impairment, if any.

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

 NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $12,741,843 during the period from April 24, 2012 (inception) through September 30, 2017. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the year ended September 30, 2016 the Company raised $1,254,751 through the issuance of equity securities for cash and $300,000 through the issuance of convertible debentures. During the quarter ended December 31, 2016 the Company raised $585,000 through the issuance of equity securities for cash and $240,000 through the issuance of convertible debentures. During the quarter ended March 31, 2017 the Company raised $25,000 through the issuance of equity securities for cash and $200,000 through the issuance of convertible debentures. During the quarter ended June 30, 2017 the Company raised $650,000 through the issuance of convertible debentures. During the quarter ended September 30, 2017 the Company raised $501,656 through the issuance of convertible debentures.

NOTE 4. NOTES PAYABLE

September 30, 2017
David Koos ( Note 8)	227
Bostonia Partners	58,288
Bio Matrix Scientific Group, Inc. (Note 8)	6,000
Blackbriar Partners, Inc.(Note 8)	$46,840
Notes payable	$111,355

$227 lent to the Company by David Koos. is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

$5,288 lent to the Company by Bostonia Partners is due and payable March 8, 2017 and bears simple interest at a rate of 10% per annum.

$53,000 lent to the Company by Bostonia Partners is due and payable May 10 2017 and bears simple interest at a rate of 10% per annum.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible notes outstanding is $ 20,465. As of September 30, 2017 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2017 is $0.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $ 5,026. As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2017 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

 The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2017 is :

(a) $138,000 if the entire principal amount is converted into common stock

(b)   $166,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2017 is :

(a) $138,000 if the entire principal amount is converted into common stock

(b)   $166,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of Septenber 30, 2017 is :

(a) $138,000 if the entire principal amount is converted into common stock

(b)   $166,000 if the entire principal amount is converted into Series A Preferred stock

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

 The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $ 25,684. As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2017 is :

(a) $138,000 if the entire principal amount is converted into common stock

(b)   $166,000 if the entire principal amount is converted into Series A Preferred stock

On October 31, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $ 27,684. As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2017 is :

(a) $138,000 if the entire principal amount is converted into common stock

(b)   $166,000 if the entire principal amount is converted into Series A Preferred stock

On October 31, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $ 27,328. As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2017 is :

(a)	$138,000 if the entire principal amount is converted into common stock

(b)	$166,000 if the entire principal amount is converted into Series A Preferred stock

On October 31, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $ 27,328. As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2017 is :

(a) $138,000 if the entire principal amount is converted into common stock

(b)   $166,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $ 9,424. As of September 30, 2017 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2017 is :

(a) $147,600 if the entire principal amount is converted into common stock

(b) $176,000 if the entire principal amount is converted into Series A Preferred stock

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30, 2017 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $255,863 was recognized by the Company as of September 30, 2017.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $ 60,629.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30, 2017 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $85,287 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $ 20,392.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $170,576 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $ 40,816.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $170,576 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $41,788.

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

As of September 30, 2017 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $85,288 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $21,281.

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

As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $170,576 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $42,563.

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

As of September 30, 2017 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $682,303 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $173,175.

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

As of September 30, 2017 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $341,151 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $86,941.

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

As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $170,576 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $43,857.

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

As of September 30, 2017 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $511,727 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $136,878.

On June 28, 2016 the Company issued a Convertible Note (“Note”) in the face amount of $79,000 for consideration consisting of $75,000 cash. The Note bears a one time interest charge of 10% of the principal amount of $79,000 and is convertible into the Common Stock of the Company at a price per share equal to the lower of 60% of the lowest trade price in the 25 trading days prior to conversion or 0.0365 however conversions cannot be effected for a price less than $0.01 per common share except in the event of certain breaches of the Terms and Conditions of the Note by the Company. The Note matures 8 months from issuance. The issuance of the Note amounted in a discount of $79,000 which is amortized under the Interest Method over the life of the Note. The Company recognized an Original Issue Discount of $4,000 in connection with the issuance of the Note.On July 7, 2017 the Company issued 308,219 shares of common stock as an origination fee in connection with the issuance of this Note. The common stock, valued at $12,060, was recorded at a discount which is amortized over the life of the Note.As of September 30, 2017 the unamortized discount on the convertible note outstanding is $56,728. As of September 30, 2017 $79,000 of the Note remains outstanding.

On June 6, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $75,000 for consideration consisting of $65,906 cash, which was received during the Company’s fourth fiscal quarter, and payment on behalf of the Company of 9,094 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum . The maturity of the Note is June 16, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Volume Weighted Average Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

The Note may be prepaid with the following penalties:

Time Period	Payment Premium
<=60 days after note issuance	115% of the sum of principal plus accrued interest
>60 days <= 120 days after note issuance	125% of the sum of principal plus accrued interest
>120 days <=180 days afternote·issuance	135% of the sum· of principal plus accrued· interest

This Note may not be- prepaid after the 180th day.

As of September 30, 2017 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $89,914 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $53,219.

On July 24, 2017 the Company issued a Convertible Note (“Note”) in the face amount of $60,000 for consideration consisting of $60,000 cash. The Note bears simple interest at the rate of 10% per annum and is convertible into the Common Stock of the Company at a price per share equal to the lower of 75% of the lowest trade price of the date immediately prior to conversion or 0.025 per share. The Note matures July 24, 2020. The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

As of September 30, 2017 $60,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $204,691 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $56,277.

On August 23, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $85,000 for consideration consisting of $74,750 cash and payment on behalf of the Company of 10,250 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is August 23, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Volume Weighted Average Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

The Note may be prepaid with the following penalties:

Time Period	Payment Premium
<=60 days after note issuance	115% of the sum of principal plus accrued interest
>60 days <= 120 days after note issuance	125% of the sum of principal plus accrued interest
>120 days <=180 days afternote·issuance	135% of the sum· of principal plus accrued· interest

This Note may not be- prepaid after the 180th day.

As of September 30, 2017 $85,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $101,902 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $85,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $76,360.

On August 23, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $85,000 for consideration consisting of a note payable to the Company in the amount of $85,000. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is August 23, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Volume Weighted Average Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

As of September 30, 2017 $85,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $101,902 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $85,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $76,360.

On September 7, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of $38,000 cash and payment on behalf of the Company of $2,000 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is September 7, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

The Note may be prepaid with the following penalties:

Time Period	Payment Premium
<=60 days after note issuance	115% of the sum of principal plus accrued interest
>60 days <= 120 days after note issuance	125% of the sum of principal plus accrued interest
>120 days <=180 days afternote·issuance	135% of the sum· of principal plus accrued· interest

This Note may not be prepaid after the 180th day.

As of September 30, 2017 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $62,317 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $37,894.

On September 7, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of promissory Note payable to the Company in the amount of 40,000. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is September 7, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

As of September 30, 2017 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $62,317 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $37,894.

On September 7, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of $38,000 cash and payment on behalf of the Company of $2,000 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is September 7, 2018. The Note may be converted into shares of the Series A Preferred stock of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading price of the Series A Preferred Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

The Note may be prepaid with the following penalties:

Time Period	Payment Premium
<=60 days after note issuance	115% of the sum of principal plus accrued interest
>60 days <= 120 days after note issuance	125% of the sum of principal plus accrued interest
>120 days <=180 days afternote·issuance	135% of the sum· of principal plus accrued· interest

This Note may not be prepaid after the 180th day.

As of September 30, 2017 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $80,769 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $37,894.

On September 7, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of a promissory note payable to the Company in the amount of $40,000. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is September 7, 2018. The Note may be converted into shares of the Series A Preferred stock of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading price of the Series A Preferred Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. .. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

As of September 30, 2017 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $80,769 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $37,894.

On August 29, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is August 29, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

As of September 30, 2017 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $89,552 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $24,720.

On September 22, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is September 21, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share as of the date which is the earlier of:

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $179,104 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $49,635.

On September 22, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is September 22, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

As of September 30, 2017 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $358,209 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $99,270.

On September 25, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is September 25, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share as of the date which is the earlier of:

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of September 30, 2017 $50,000 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $179,104 was recognized by the Company as of September 30, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2017 the unamortized discount on the convertible note outstanding is $49,771.

NOTE 6. NOTES RECEIVABLE

September 30, 2017
Entest Biomedical, Inc. (Note 8)	$4,551
GS Capital	$85,000
LG Capital	$40,000
LG Capital	$40,000
Notes Receivable	$169,551

$4,551 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

A Promissory Note in the face amount of $85,000 ( “GS Capital Note”) was issued to the Company on August 23, 2017 as consideration for a convertible promissory note in the amount of $85,000 issued to GS Capital Partners LLC by the Company. The GS Capital Note bears simple interest of 8% and is due and payable April 23, 2018. The GS Capital Note is collateralized by a convertible promissory note in the amount of $85,000 issued to GS Capital Partners LLC by the Company.

A Promissory Note in the face amount of $40,000 ( “LG Capital Note”) was issued to the Company on September 7, 2017 as consideration for a convertible promissory note in the amount of $40,000 issued to LG Capital Funding LLC by the Company. The LG Capital Note bears simple interest of 8% and is due and payable May 7, 2018. The LG Capital Note is collateralized by a convertible promissory note in the amount of $40,000 issued to GS Capital Partners LLC by the Company.

A Promissory Note in the face amount of $40,000 ( “LG Capital Note 2”) was issued to the Company on September 7, 2017 as consideration for a convertible promissory note in the amount of $40,000 issued to LG Capital Funding LLC by the Company. The LG Capital Note 2 bears simple interest of 8% and is due and payable May 7, 2018. The LG Capital Note 2 is collateralized by a convertible promissory note in the amount of $40,000 issued to GS Capital Partners LLC by the Company.

NOTE 7. INCOME TAXES

As of September 30, 2017

Deferred tax assets:
Net operating tax carry forwards	$4,332,226
181Other	-0-
Gross deferred tax assets	4,332,226
Valuation allowance	(4,332,226)
Net deferred tax assets	$-0-

As of September 30, 2017 the Company has a Deferred Tax Asset of $4,332,226 completely attributable to net operating loss carry forwards of approximately $12,741,843 (which expire 20 years from the date the loss was incurred).

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

NOTE 8. RELATED PARTY TRANSACTIONS

As of September 30, 2017 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $728,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090.

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

As of September 30, 2017 Entest Biomedical Inc. is indebted to the Company in the amount of $4,551. $4,551 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2017 the Company is indebted to David R. Koos in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

On June 23, 2015 the Company entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a subsidiary of Entest Biomedical, Inc.

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

During the quarter ended September 30, 2017 Zander caused to be issued to the Company 102,852 shares of the nonvoting convertible preferred stock of Entest Biomedical, Inc. in satisfaction of $102,852 owed to the Company by Zander

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of The Company.

As of September 30, 2017 the Company is indebted to Biomatrix Scientific Group, Inc. in the amount of $6,000.$6,000 lent to the Company by Biomatrix Scientific Group, Inc. is due and payable February 17, 2018 and bears simple interest at a rate of 10% per annum.

As of September 30, 2017 the Company is indebted to Blackbriar Partners, Inc., an entity controlled by David Koos who is Regen’s Chairman and Chief Executive Officer, in the aggregate amount of $46,840 ( See Note 4).

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

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2017:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 139,704,157 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of September 30, 2017, 300,000,000 is designated Series A Preferred Stock of which 136,966,697 shares are outstanding as of September 30, 2017 and 300,000,000 is designated Series M Preferred Stock of which 32,000,000 shares are outstanding as of September 30, 2017.

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

On May 30, 2017 Zander Therapeutics Inc. caused to be issued to Regen Biopharma, Inc. 83,000 of the nonvoting convertible preferred shares of Entest Biomedical, Inc in satisfaction of eighty three thousand US dollars ($83,000) to be paid to Regen Biopharma, Inc. by Zander Theraputics, Inc as a license fee

On July 19, 2017 Zander Therapeutics Inc. caused to be issued to Regen Biopharma, Inc. 102,852 of the nonvoting convertible preferred shares of Entest Biomedical, Inc in satisfaction of $102,852 to be paid to Regen Biopharma, Inc. by Zander Theraputics, Inc .

The abovementioned constitute the Company’s sole investment securities as of September 30, 2017.

As of September 30, 2017:

8,000,000	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the Year ended September 30, 2017
$192,000	$280,000	88,000	$168,000

185,852	Nonvoting Convertible Preferred Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended September 30, 2017
$185,852	$185,852	0	0

INVESTMENT SECURITIES

On September 28, 2015 Zander Theraputics, Inc. caused to be issued to Regen Biopharma, Inc. 8,000,000 of the common shares of Entest Biomedical, Inc in satisfaction of one hundred thousand US dollars ($100,000) to be paid to Regen Biopharma, Inc. by Zander Theraputics, Inc as a license initiation fee.

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities as of September 30, 2016.

As of September 30, 2016:

8,000,000	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Losses in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the year ended September 30, 2016
$192,000	$112,000	(80,000)	(46,400)

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

On December 19, 2016 the Company sold 7,700,000 of its Common Shares for consideration of $142,500

On January 5, 2017 the Company sold 1,000,000 of its Common Shares for consideration of $12,500

On March 2, 2017 the Company issued 500,000 of its Common Shares for consideration of $12,500.

On March 8, 2017 the Company issued 200,000 of its Common Shares Synergy Business Consultants, Inc. as consideration for services

On July 7, 2017 the Company issued 308,219 of its Common Shares in satisfaction of expenses valued at $12,060.

On July 24, 2017 the Company issued 450,000 of its Common Shares as consideration for services rendered.

On August 21, 2017 the Company issued 833,333 of its Common Shares pursuant to the terms and conditions of that Agreement entered into by and between Regen Biopharma, Inc. and Benitec Australia Limited (“Benitec), as amended, whereby an exclusive worldwide right and license to certain patents, patent applications, know-how and other intellectual property relating to RNA interference, a biological mechanism by which double-stranded RNA modifies gene expression (“RNAi”) possessed by Benitec was granted to Regen.

Series A Preferred Stock

On November 8, 2016 the Company sold 5,000,000 of its Series A Preferred Shares for consideration of $112,500.

On November 9, 2016 the Company sold 500,000 of its Series A Preferred Shares for consideration of $12,500.

On December 19, 2016 the Company sold 9,700,000 of its Series A Preferred Shares for consideration of $167,500

On January 5, 2017 the Company sold 1,000,000 of its Series A Preferred Shares for consideration of $12,500

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

Series M Preferred Stock

On March 8, 2017 the Company issued 10,000,000 of its Series M Preferred stock to Todd Caven, the Company’s Chief Financial Officer, for services.

On March 8, 2017 the Company issued 10,000,000 of its Series M Preferred stock to Harry Lander, the Company’s President, for services.

On March 8, 2017 the Company issued 11,500,000 of its Series M Preferred stock to David Koos the Company’s Chief Executive Officer, for services

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

On March 15, 2017 David R. Koos submitted to Regen for cancellation:

(a)	9,000,000 common shares of Regen personally owned by David R. Koos

(b)	2,500,000 of Regen’s Series A Preferred shares personally owned by David R. Koos

On March 15, 2017 Harry Lander submitted to Regen for cancellation 10,000,000 of Regen’s Series A Preferred shares personally owned by Harry Lander.

NOTE 13. SUBSEQUENT EVENTS

Issuance of Common Shares

On October 9, 2017 the Company issued 2,500,000 of its Common Shares (“Shares”) as consideration for services rendered.

On December 6, 2017 the Company issued 3,976,642 of its Common Shares in conversion of $78,000 of convertible notes payable and payment of $7,900 of fees .

Issuance of Series M Preferred Shares

On October 11, 2017 the Company issued 2,000,000 shares of its Series M Preferred Stock (“Shares”) as consideration for nonemployee services.

On November 1, 2017 the Company issued 4,000,000 shares of its Series M Preferred Stock (“Shares”) as consideration for nonemployee services.

Issuance of Convertible Notes Payable

On October 3, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is October 3, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On October 4, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of $40,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is October 4, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On October 16, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is October 9, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On November 1, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is November 1, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On November 1, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is November 1, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On October 9, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is October 9, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On December 15, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $35,000 for consideration consisting of $35,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 15, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On December 20, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 20, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

On December 20, 2017 the Company issued a Convertible Note (“Note”) in the face amount of $115,000 for consideration consisting of $100,000 cash and payment on behalf of the Company of 13,250 of expenses incurred in connection with the issuance of the Note. The Note also carries an Original Issue Discount of $1,750.The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is December 6, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

On December 20, 2017 the Company issued a Convertible Note (“Note”) in the face amount of $115,000 for consideration consisting of a note payable to the Company in the amount of $113,250. The Note carries an Original Issue Discount of $1,750.The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is December 6, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

Notes Receivable

On December 20, 2017 the Company was issued a Promissory Note in the amount of $113,250. The Note constituted payment for the abovementioned Convertible Note (“Note”) in the face amount of $115,000 and is collateralized by said Note. The Note is due and payable of August 6, 2018 and carries simple interest at the rate of 8%

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure;

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2017. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and Todd Caven is the Company’s CFO. They function as the Company’s principal executive officer and principal financial officer respectively.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2017 is based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management believes that, as of September 30, 2017 the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended September 30, 2017 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Education:

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	June 19, 2009 to the present
Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	June 19, 2009 to March 31, 2010
Acting Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	August 8, 2011 to the present
Chairman and Chief Executive Officer	Zander Therapeutics, Inc.	June 18, 2015 to the present
Acting Chief Financial Officer, President	Zander Therapeutics, Inc.	June 18, 2015 to February 2017
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.*	June 14, 2006 (Chairman) to Present; June 19, 2006 (President, CEO and Acting CFO); June 19, 2006 (Secretary) to Present

* As of December 21, 2017 Bio-Matrix Scientific Group, Inc owns 29,076,665 Common Shares of Regen, 2,907,666 shares of Regen’s Series A Preferred Stock, 30,000 shares of Regen’s Series AA Preferred Stock representing 9.96% of our outstanding share capital and 40.4% of the voting power as of December21, 2017.

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

Five Year Employment History:

Company Name	Position	Employment Dates
Rock Ridge Enterprises LLC	Founder and Managing Member, Sole Member of the Board of Governors	October of 2003 to present
Saguaro Capital Partner LLC	Founder and Managing Member, Sole Member of the Board of Governors	March of 2009 to present
Zander Therapeutics, Inc.	Chief Financial Officer	February 2017 to present
Obstetric Solutions and Interventions	Co-Founder and Chief Financial Officer, member of the Board of Directors	July of 2009 to March of 2012.

Directorships Over The Last Five Years:

Organization Dates Served

Matoo	Nonprofit organization seeking to reduce human trafficking	October, 2011 - Present
Obstetric Solutions and Interventions	an Arizona LLC that created women's health care solutions for pregnancy related issues	July, 2009 - March, 2012

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

Five year Employment History

Company Name	Position	Employment Dates
Zander Therapeutics, Inc.	President, Chief Scientific Officer	February 2017 to present
Sidra Medical and Research Center, Doha, Qatar	Research Chief	2013--2015
Weill Cornell Medical College, New York, NY	Assistant Provost	2012-2013
Weill Cornell Medical College, New York, NY	Assistant Provost,	2009-2012

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

*** Includes $94,500 in salary Accrued but not paid

*** Stock Award consists of 10,000,000 of the Company’s Series A Preferred Shares issued 4/7/2016

For the period from October 1, 2016 to September 30, 2017

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO*	From October 1, 2016 to September 30, 2017	$175000	0	6,150	0	0	0
Harry Lander Chief Scientific Officer and President**	From October 1, 2016 to September 30, 2017	$200,004	0	1000	0	0	1100
Todd S Caven Chief Financial Officer ***	From October 1, 2016 to September 30, 2017	$162,000	0	1000	0	0	0

* Includes 165,000 in salary accrued but unpaid

*David R. Koos Stock award consists of 11,500,000 shares of the Company’s Series M Preferred Stock issued 3/8/2017 and 20,000 of the Company’s Series AA Preferred Stock issued 3/8/2017 in satisfaction of $5,000 in salary.

** Harry Lander Stock Award consists of 10,000,000 shares of the Company’s Series M Preferred Stock issued 3/8/2017

4

*** Includes 162,000 in salary accrued but unpaid

*** Todd Caven Stock Award consists of 10,000,000 shares of the Company’s Series M Preferred Stock issued 3/8/2017

During the year ended September 30, 2017 the following shares of stock issued to Officers were cancelled:

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

On March 1, 2017, Regen Biopharma, Inc. (the “Company”) amended that employment agreement (“Employment Agreement” entered into by and between David R. Koos ( the Company’s Chief Executive Officer) and the Company on February 11, 2015 as follows:

(1)	The Term of the Employment Agreement shall conclude on December 31, 2019 unless sooner terminated in accordance with the provisions of Section 6 of the Employment Agreement.

(2)	On or before March 15, 2017 Company shall issue to David R. Koos (“ Employee”) 11,500,000 shares of the Company’s Series M Preferred Stock.

(3)	Within 10 days of the sooner of execution of an agreement to a transaction whose completion would result in a “Change of Control” of the Company or Checkpoint Immunology, Inc., a wholly owned subsidiary of the Company (“Checkpoint”) or 10 days subsequent to the granting of a license by either of the Company or Checkpoint to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s or Checkpoint’s proprietary NR2F6 intellectual property , the Company shall issue to Employee an additional forty million shares of the Company’s Series M Preferred Stock (“Milestone Stock”)

(4)	Beginning 10 days subsequent to a Change of Control of either the Company or Checkpoint, Employee shall have the right to exchange up to the total number of the Company's Series M Preferred Shares issued to the Employee pursuant to the terms and conditions of this agreement for an equivalent number of either of the Company's common shares or the Company's Series A Preferred Shares. This right shall be withdrawn in the event Employee's employment by the Company is terminated pursuant to Section 6(a)(iii) or 6(a)(iv) of the Employment Agreement. This right shall be withdrawn in the event of Employee's resignation.

(5)	Notwithstanding the foregoing, beginning 10 days subsequent to the date which is twelve months subsequent to the execution of this agreement, Employee shall have the right to exchange up to the total number of the Company's Series M Preferred Shares issued to the Employee pursuant to the terms and conditions of this agreement for an equivalent number of either of the Company's common shares or the Company's Series A Preferred Shares. This right shall be withdrawn in the event Employee's employment by the Company is terminated pursuant to Section 6(a)(iii) or 6(a)(iv) of the Employment Agreement . This right shall be withdrawn in the event of Employee's resignation

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

On March 1, 2017, Regen Biopharma, Inc. (the “Company”) amended that employment agreement (“Employment Agreement” entered into by and between Todd Caven ( the Company’s Chief Financial Officer) and the Company on February 11, 2015 as follows:

(1)	The Term of the Employment Agreement shall conclude on December 31, 2019 unless sooner terminated in accordance with the provisions of Section 6 of the Employment Agreement.

(2)	On or before March 15, 2017 Company shall issue to Todd Caven (“ Employee”) 10,000,000 shares of the Company’s Series M Preferred Stock.

(3)	Within 10 days of the sooner of execution of an agreement to a transaction whose completion would result in a “Change of Control” of the Company or Checkpoint Immunology, Inc., a wholly owned subsidiary of the Company (“Checkpoint”) or 10 days subsequent to the granting of a license by either of the Company or Checkpoint to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s or Checkpoint’s proprietary NR2F6 intellectual property , the Company shall issue to Employee an additional forty million shares of the Company’s Series M Preferred Stock (“Milestone Stock”)

(4)	Beginning 10 days subsequent to a Change of Control of either the Company or Checkpoint, Employee shall have the right to exchange up to the total number of the Company's Series M Preferred Shares issued to the Employee pursuant to the terms and conditions of this agreement for an equivalent number of either of the Company's common shares or the Company's Series A Preferred Shares. This right shall be withdrawn in the event Employee's employment by the Company is terminated pursuant to Section 6(a)(iii) or 6(a)(iv) of the Employment Agreement. This right shall be withdrawn in the event of Employee's resignation.

(5)	Notwithstanding the foregoing, beginning 10 days subsequent to the date which is twelve months subsequent to the execution of this agreement, Employee shall have the right to exchange up to the total number of the Company's Series M Preferred Shares issued to the Employee pursuant to the terms and conditions of this agreement for an equivalent number of either of the Company's common shares or the Company's Series A Preferred Shares. This right shall be withdrawn in the event Employee's employment by the Company is terminated pursuant to Section 6(a)(iii) or 6(a)(iv) of the Employment Agreement . This right shall be withdrawn in the event of Employee's resignation .

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

On March 1, 2017, Regen Biopharma, Inc. (the “Company”) amended that employment agreement (“Employment Agreement” entered into by and between Harry Lander ( the Company’s President) and the Company on October 9, 2015 as follows:

(1)	The Term of the Employment Agreement shall conclude on December 31, 2019 unless sooner terminated in accordance with the provisions of Section 6 of the Employment Agreement.

(2)	On or before March 15, 2017 Company shall issue to Harry Lander (“ Employee”) 10,000,000 shares of the Company’s Series M Preferred Stock.

(3)	Within 10 days of the sooner of execution of an agreement to a transaction whose completion would result in a “Change of Control” of the Company or Checkpoint Immunology, Inc., a wholly owned subsidiary of the Company (“Checkpoint”) or 10 days subsequent to the granting of a license by either of the Company or Checkpoint to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s or Checkpoint’s proprietary NR2F6 intellectual property , the Company shall issue to Employee an additional forty million shares of the Company’s Series M Preferred Stock (“Milestone Stock”)

(4)	Beginning 10 days subsequent to a Change of Control of either the Company or Checkpoint, Employee shall have the right to exchange up to the total number of the Company's Series M Preferred Shares issued to the Employee pursuant to the terms and conditions of this agreement for an equivalent number of either of the Company's common shares or the Company's Series A Preferred Shares. This right shall be withdrawn in the event Employee's employment by the Company is terminated pursuant to Section 6(a)(iii) or 6(a)(iv) of the Employment Agreement. This right shall be withdrawn in the event of Employee's resignation.

(5)	Notwithstanding the foregoing, beginning 10 days subsequent to the date which is twelve months subsequent to the execution of this agreement, Employee shall have the right to exchange up to the total number of the Company's Series M Preferred Shares issued to the Employee pursuant to the terms and conditions of this agreement for an equivalent number of either of the Company's common shares or the Company's Series A Preferred Shares. This right shall be withdrawn in the event Employee's employment by the Company is terminated pursuant to Section 6(a)(iii) or 6(a)(iv) of the Employment Agreement . This right shall be withdrawn in the event of Employee's resignation.

(6)	Ten million shares of the Company's Series A Preferred stock issued to Employee by the Company pursuant to the Employment Agreement shall be returned to the Company by Employee on or before March 1, 2017 in order that these shares may be cancelled by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of December 21, 2017 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

Based on 146,181,009 Common Shares Outstanding as of December 21, 2017

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common	David R. Koos c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942*	31,543,300	21.57%
	Bio Matrix Scientific Group, Inc. 4700 Spring Street, Suite 304, La Mesa, California 91942	29,076,665	19.8%
	Todd Caven c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942**	1,969,334	1.34%
	Michael and Marie Ouyang 5551 MALIBU DRIVE EDNA, MN 55436	7,571,028	5.1%
	All Officers and Directors as a Group	33,512,634	22.9%

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

** Includes 227,632 common shares beneficially owned by Saguaro Capital Partners LLC, a company controlled by Todd Caven.

Based on 136,966,697 Series A Preferred Shares Outstanding as of December 21, 2017

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series A Preferred	David R. Koos c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942*	16,114,542	11.765%
	Bio Matrix Scientific Group, Inc. 4700 Spring Street, Suite 304, La Mesa, California 91942	2,907,666	2%
	Todd Caven c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942**	10,796,933	7.8%
	Harry Lander c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942	11,000,000	8.3%
	RGBP Holdings LLC 9962 S Clyde Place Highlands Ranch, CO 80129	8,928,170	6%
	Michael and Marie Ouyang 5551 MALIBU DRIVE EDNA, MN 55436	7,928,130	5.7%
	All Officers and Directors as a Group	37,911,475	27.67%

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

** Includes 22,763 common shares beneficially owned by Saguaro Capital Partners LLC, a company controlled by Todd Caven.

Based on 50,000 Series AA Preferred Shares Outstanding as of December 21, 2017

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series AA Preferred	David R. Koos c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942*	50,000	100.00%
	Bio Matrix Scientific Group, Inc. 4700 Spring Street, Suite 304, La Mesa, California 91942	30,000	60.00%
	All Officers and Directors as a Group	50,000	100.00%

* Includes 30,000 shares of the Company beneficially owned by Bio-Matrix Scientific Group Inc. David R. Koos is the sole officer and director of Bio-Matrix Scientific Group Inc.and has voting and dispositive control over shares of Regen held by Bio-Matrix Scientific Group Inc.

Based on 38,000,000 Series M Preferred Shares Outstanding as of December 21, 2017

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series M Preferred	David R. Koos c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942	11,500,000	30.2%
	Todd Caven c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942	10,000,000	26.3%
	Harry Lander c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942
	Jean Pierre Millon 3908 E. San Miguel Ave Paradise Valley, AZ 85253	4,000,000	10.52%
	All Officers and Directors	31,500,000	82.89%

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

As of September 30, 2017 Entest Biomedical Inc. is indebted to the Company in the amount of $4,551. $4,551 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2017 the Company is indebted to David R. Koos in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

Blackbriar Partners,Inc. is controlled by David Koos who serves as Chairman and Chief Executive Officer of the Company.

On June 23, 2015 the Company entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a subsidiary of Entest Biomedical, Inc.

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

During the quarter ended September 30, 2017 Zander caused to be issued to the Company 102,852 shares of the nonvoting convertible preferred stock of Entest Biomedical, Inc. in satisfaction of $102,852 owed to the Company by Zander

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of The Company.

As of September 30, 2017 the Company is indebted to Biomatrix Scientific Group, Inc. in the amount of $6,000.$6,000 lent to the Company by Biomatrix Scientific Group, Inc. is due and payable February 17, 2018 and bears simple interest at a rate of 10% per annum.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by AMC Auditing for the period beginning October 1, 2016 and ending September 30, 2017:

Audit Fees	$10,046
Audit Related Fees	14,723
Tax Fees	0
All Other Fees	0
$24,769

Audit Fees:  Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:    Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended September 30, 2017 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

 All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

Item 15. Exhibit Index

EXHIBIT INDEX

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(i)	Articles of Incorporation (incorporated by Reference to Exhibit 3(i) of the Company’s Form S-1 dated October 9. 2013)
3(i)(2)	Amendment to Articles of incorporation (incorporated by Reference to Exhibit 3(i)(2) of the Company’s Form S-1 dated October 9. 2013)
3(ii)	Bylaws of the Registrant* (incorporated by Reference to Exhibit 3(i)(iii) of the Company’s Form S-1 dated October 9. 2013)
10.1	June 5 2013 Agreement by and between the Company and Oregon Health and Science University* (incorporated by Reference to Exhibit 10.1 of the Company’s Form S-1 dated October 9. 2013)
10.2	Termination of June 5 2013 Agreement by and between the Company. and Oregon Health and Science University August 8 2013 (incorporated by Reference to Exhibit 10.2 of the Company’s Form S-1 dated October 9. 2013)
10.3	Employment Agreement by and between Biomatrix Scientific Group, Inc. and J. Christopher Mizer* (incorporated by Reference to Exhibit 10.3 of the Company’s Form S-1 dated October 9. 2013)
10.4	Amendment to Employment Agreement by and between Biomatrix Scientific Group, inc. and J. Christopher Mizer (incorporated by Reference to Exhibit 10.4 of the Company’s Form S-1 dated October 9. 2013)
10.5	Employment Agreement by and between Biomatrix Scientific Group, Inc. and Thomas Ichim* (incorporated by Reference to Exhibit 10.5 of the Company’s Form S-1 dated October 9. 2013)
10.6	Amendment to Employment Agreement by and between Biomatrix Scientific Group, inc. and Thomas Ichim (incorporated by Reference to Exhibit 10.6 of the Company’s Form S-1 dated October 9. 2013)
10.7	May 1 2013 agreement with Dr. Wei Ping Min (incorporated by Reference to Exhibit 10.7 of the Company’s Form S-1 dated October 9. 2013)
10.8	Letter Agreement by and between Wei Ping Min and Bio-Matrix Scientific Group Inc dated May 18, 2012 (incorporated by Reference to Exhibit 10.8 of the Company’s Form S-1 dated October 9. 2013)
10.9	Option Agreement by and between the Company and Oregon State University June 5 2013 (incorporated by Reference to Exhibit 10.9 of the Company’s Form S-1 dated October 9. 2013)
10.10	Letter Agreement by and between James White and Bio-Matrix Scientific Group Inc dated May 16, 2012 (incorporated by Reference to Exhibit 10.9 of the Company’s Form S-1 dated October 9. 2013)
3(i)(iii)	Designations Series AA Preferred Stock(( incorporated by Reference to Exhibit 3(i) of the Company’s Form 8-K dated September 16, 2014)
10.11	Letter Agreement by and between David Suhy and Regen dated September 11 2013*
10.12	Exclusive License Agreement between Regen and Benitec Australia Limited (incorporated by Reference to Exhibit 10.12 of the Company’s Form S-1 dated October 9. 2013)
10.13	Service Agreement by and between Regen and Dr. Wei Ping Min July 27,2013 (incorporated by Reference to Exhibit 10.13 of the Company’s Form S-1 dated October 9. 2013)
10.14	Share Purchase Agreement September 30, 2013 ( incorporated by Reference to Exhibit 10.14 of the Company’s Form S-1 dated October 9. 2013)
10.15	Share Purchase Agreement October 11, 2013 (incorporated by Reference to Exhibit 10.15 of the Company’s Form S-1/A filed November 22. 2013)
10.16	Share Purchase Agreement November 7, 2013 (incorporated by Reference to Exhibit 10.16 of the Company’s Form S-1/A filed November 22. 2013
10.17	Settlement Agreement executed by Company Dec 9, 2013 (incorporated by Reference to Exhibit 10.17 of the Company’s Form S-1/A filed January 10. 2014)
10.18	SECURITIES PURCHASE AGREEMENT( incorporated by Reference to Exhibit 10.18 of the Company’s Form S-1/A filed January 10. 2014)
10.19	ASSIGNMENT OF INVENTION AND PATENT APPLICATION (incorporated by Reference to Exhibit 10.1 of form 8-K dated November 24, 2014)
10.20	Consulting Agreement(incorporated by Reference to Exhibit 10.2 of form 8-K dated November 24, 2014)
10.21	Sublease ( incorporated by Reference to Exhibit 10.21 of Form 10-K for the year ended September 30, 2014)
10.22	Promissory Note Payable (filed previously as Exhibit 10-1 of the Company’s Form 10-Q filed August 7, 2014)
10.23	Promissory Note Payable (filed previously as Exhibit 10-2 of the Company’s Form 10-Q filed August 7, 2014)

10.24	ASSIGNMENT OF INVENTION AND PATENT APPLICATION (incorporated by Reference to Exhibit 10.1 of form 8-K dated December 16, 2014)
3(j) *	Certificate of Designations ( incorporated by Reference to Exhibit 3(i) of Form 8-K dated January 20, 2015)
10.25	Employment Agreement T. Ichim (incorporated by Reference to Exhibit 10.1 of Form 8-K dated January 20, 2015
10.26	Employment Agreement C. Ichim (incorporated by Reference to Exhibit 10.2 of Form 8-K dated January 20, 2015
10.27	Amendment to Sublease(incorporated by Reference to Exhibit 10.3 of Form 8-K dated January 20, 2015
10.28	CONVERTIBLE PROMISSORY NOTE ISSUED TO LLC (incorporated by reference to Exhibit 10.1 of Form 8-K dated Feb. 6, 2015
10.29	Form of Note issued to Individual investor (incorporated by reference to Exhibit 10.2 of Form 8-K dated Feb. 6, 2015
10.30	Form of Note issued to Dunhill Ross (incorporated by reference to Exhibit 10.3 of Form 8-K dated Feb 6, 2015

10.31	Employment Agreement Caven (incorporated by Reference to Exhibit 10.1 of Form 8-K dated Feb. 12, 2015
10.32	Employment Agreement Koos (incorporated by Reference to Exhibit 10.2 of Form 8-K dated Feb. 12, 2015
10.33	Form of $50,000 Convertible Note (incorporated by reference to Exhibit 10.1 of Form 8-K dated March 23, 2015
10.32	Form of $100,000 Convertible Note(incorporated by reference to Exhibit 10.2 of Form 8-K March 23, 2015
10.35	Employment Agreement Caven (incorporated by Reference to Exhibit 10.1 of Form 8-K dated Feb. 12, 2015
10.36	Vaini Agreement(incorporated by Reference to Exhibit 10.1 of Form 8-K dated March 26, 2015
10.37	Value Quest Agreement (incorporated by reference to Exhibit 10.2 of Form 8-K dated March 26, 2015
10.38	Minev Agreement (incorporated by reference to Exhibit 10.3 of Form 8-K dated March 26, 2015
10.39	Gronemeyer Agreement (incorporated by Reference to Exhibit 10.4 of Form 8-K dated March 26, 2015
10.40	Form of Convertible Note (incorporated by reference to Exhibit 10.1 of Form 10-Q dated May 1, 2015
10.41	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND SANTOSH KESARI (incorporated by reference to Exhibit 10.1 of Form 8-K dated June 10, 2015)
10.42	Zander Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2015)
10.43	Amendment to Exclusive License Agreement between Regen and Benitec Australia Limited (incorporated by Reference to Exhibit 10.2 of Form 8-K dated August 25, 2015)
10.44	Lander Agreement (incorporated by reference to Exhibit 10.1 of Form 8-k dated October 9, 2015)
3(i) *****	Text of Amendment to Certificate of Incorporation (incorporated by reference to 3(i) of Form 8-K dated October 28, 2015)
3(i) *******	Text of Amendment to Certificate of Designation(incorporated by reference to 3(i) (a)of Form 8-K dated October 28, 2015)
10.44	Ichim Consulting Agreement (incorporated by Reference to Exhibit 10.1 of Form 8-K dated November 4, 2015)
17.1	Ichim Resignation (incorporated by Reference to Exhibit 17.1 of Form 8-K dated November 4, 2015)
10.44	Research Collaboration Agreement (incorporated by Reference to Exhibit 10.1 of Form 8-K dated December 17, 2015)

10.45	Form of Unit Purchase Agreement 9/10/2015 ( incorporated by Reference to Exhibit 10.1 of Form 8-K dated October 13.2015
10.46	Form of Unit Purchase Agreement 9/10/2015( incorporated by Reference to Exhibit 10.2 of Form 8-K dated October 13.2015
10.47	Form of Unit Purchase Agreement 11/13/2015( incorporated by Reference to Exhibit 10.4 of Form 8-K dated October 13.2015
10.48	Form of Unit Purchase Agreement 11/16/2015( incorporated by Reference to Exhibit 10.5 of Form 8-K dated October 13.2015
10.49	Letter Agreement Lorraine Gudas( incorporated by Reference to Exhibit 10.6 of Form 8-K dated October 13.2015
10.50	Letter Agreement Stefano Bertuzzi( incorporated by Reference to Exhibit 10.7 of Form 8-K dated October 13.2015
10.51	Letter Agreement Francesco Marincola( incorporated by Reference to Exhibit 10.8 of Form 8-K dated October 13.2015
10.52	Letter Agreement Ralph Nachman( incorporated by Reference to Exhibit 10.9 of Form 8-K dated October 13.2015
10.53	Letter Agreement J. Baell( incorporated by Reference to Exhibit 10.10 of Form 8-K dated October 13.2015
10.54	Form of Unit Purchase Agreement $100,000 12/3/2015 (incorporated by Reference to Exhibit 10.54 of the Company’s 10-K for the Year ended 9/30/2015)
10.55	Form of Unit Purchase Agreement $100,000 12/14/2015(incorporated by Reference to Exhibit 10.55 of the Company’s 10-K for the Year ended 9/30/2015)
10.56	Form of Unit Purchase Agreement $150,000 1/14/2016(incorporated by Reference to Exhibit 10.1 of the Company)’s 8-K filed 3/24/2016
10.57	Form of Unit Purchase Agreement 300,000 Units(incorporated by Reference to Exhibit 10.2 of the Company’s 8-K filed 3/24/2016
10.58	Form of Agreement Sale of 333,333 Units (incorporated by Reference to Exhibit 10.3 of the Company’s 8-K filed 3/24/2016)
10.59	Form of Agreement 1,000,000 Units 1 common and 3 Preferred(incorporated by Reference to Exhibit 10.4 of the Company’s 8-K filed 3/24/2016)
Item 10.60	Eli Lilly Agreement (incorporated by Reference to Exhibit 10.1 of the Company’s 8-K filed 4/11/2016 )
10.60	David Koos Agreement 10 million Series A(incorporated by Reference to Exhibit 10.1 of the Company’s 8-K filed 4/11/2016)
10.61	Harry Lander Agreement 10 Million Series A(incorporated by Reference to Exhibit 10.2 of the Company’s 8-K filed 4/11/2016)
10.62	Todd Caven Agreement 10 Million Series A(incorporated by Reference to Exhibit 10.3 of the Company’s 8-K filed 4/11/2016)
10.63	Form of Convertible Note ( incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2016)
Item 10.63	Objective Capital Agreement (incorporated by Reference to Exhibit 10.1 of the Company’s 8-K filed 6/06/2016)
Item 10.63	CIM Agreement (incorporated by Refernece to Exhibit 10.11 of the Company’s 8-K filed 7/07/2016)
10.64	Form of $50,000 Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended June 30, 2016)*
10.65	Form of $50,000 Unit Purchase Agreement dated June 1, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the period ended June 30, 2016)*
10.66	Form of $50,000 Unit Purchase Agreement dated May 16, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the period ended June 30, 2016)*
10.67	Form of $54, 750 Unit Purchase Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the period ended June 30, 2016)*
10.68	Form of $25,000 Unit Purchase Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the period ended June 30, 2016)*
10.69	Form of $150,000 Unit Purchase Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the period ended June 30, 2016)*

10.70	Amendment to D. Koos Employment Agreement*
10.71	Form of Unit Purchase Agreement dated 8/4/2016*
10.72	Form of Unit Purchase Agreement dated 8/10/2016*
10.73	Form of Unit Purchase Agreement dated 8/30/2016*
10.75	Form of Unit Purchase Agreement 7/13/2016*
10.76	Form of Convertible Debt August 26, 2016
10.77	Form of Convertible Debt 9/8/2016*
10.78	Form of Convertible Debt 9/20/2016*
10.79	Form of Unit Purchase Agreement $100,000*
10.80	Form of Unit Purchase Agreement $100,000*
10.81	Form of Unit Purchase Agreement $25,000*
10.82	Form of Unit Purchase Agreement dated 10/25/2016*
10.83	Form of Unit Purchase Agreement 3 million Units*
10.84	Form of Unit Purchase Agreement 500,00 Units*
10.85	Form of Unit Purchase Agreement 1,500,000 Units*
10.86	Form of Unit Purchase 1,750,000 Units*

10.87	Convertible Note $50,000* *
10.88	Convertible Note $50,000* *
10.89	Convertible Note $50,000* *
10.90	Convertible Note $50,000* *
10.91	Convertible Note $40,000* *
10.92	Form of Unit Purchase Agreement $25,000* *

10.93	Text of Certificate of Designations Series M Preferred Stock (i)

10.94	Form of Convertible Note $75000 ( incorporated by Reference to Exhibit 10.2 of the Company’s 10-Q for the period ended March 31, 2017
10.95	Form of Convertible Note $25,000 ( incorporated by Reference to Exhibit 10.3 of the Company’s 10-Q for the period ended March 31, 2017
10.96	Form of Convertible Note $50,000( incorporated by Reference to Exhibit 10.4 of the Company’s 10-Q for the period ended March 31, 2017
10.97	Form of Convertible Note $50,000( incorporated by Reference to Exhibit 10.5 of the Company’s 10-Q for the period ended March 31, 2017
10.98	Agreement Synergy Business Consultants, Inc( incorporated by Reference to Exhibit 10.6 of the Company’s 10-Q for the period ended March 31, 2017
10.99	Amendment to Employment Agreement Koos (b)
10.1A	Amendment to Employment Agreement Lander (c)
10.2A	Amendment to Employment Agreement Caven (d)
10.3A	Form of Unit Purchase Agreement $25,000 (e)
10.4A	Form of Unit Purchase Agreement( incorporated by Reference to Exhibit 10.11 of the Company’s 10-Q for the period ended March 31, 2017

10.1	BForm of Convertible Note $25,000 (Incorporated by Reference to Ex. 10.1 of the Company’s 10-Q for the period ended 6/30/2017)
10.2	BForm of Convertible Note $50,000(Incorporated by Reference to Ex. 10.2 of the Company’s 10-Q for the period ended 6/30/2017)
10.3	BForm of Convertible Note $100,000(Incorporated by Reference to Ex. 10.3 of the Company’s 10-Q for the period ended 6/30/2017)
10.4	BForm of Convertible Note $50,000(Incorporated by Reference to Ex. 10.4 of the Company’s 10-Q for the period ended 6/30/2017)
10.5	BForm of Convertible Note $150,000(Incorporated by Reference to Ex. 10.5 of the Company’s 10-Q for the period ended 6/30/2017)
10.6	BForm of Convertible Note $200,000(Incorporated by Reference to Ex. 10.6 of the Company’s 10-Q for the period ended 6/30/2017)
10.7	BForm of Convertible Note $79,000(Incorporated by Reference to Ex. 10.7 of the Company’s 10-Q for the period ended 6/30/2017)
10.1 C	Amendment to Zander License Agreement
10.1 D	Form of Q4 Convertible Note $60,000
10.2 D	Form of Q4 Convertible Note $25,000
10.3 D	Form of Q4 Convertible Note $75,000
10.4 D	Form of Q4 Convertible Note $85,000
10.5 D	Form of Q4 Convertible Note $85,000
10.6 D	Form of Q4 Convertible Note $40,000
10.7 D	Form of Q4 Convertible Note $40,000
10.8 D	Form of Q4 Convertible Note $40,000
10.9 D	Form of Q4 Convertible Note $40,000
10.10 D	Form of Q4 Convertible Note $50,000
10.11 D	Form of Q4 Convertible Note $100,000
10.12 D	Form of Q1 2018 Convertible Note $50,000
10.13 D	Form of Q1 2018 Convertible Note $40,000
10.14 D	Form of Q1 2018 Convertible Note $100,000
10.15 D	Form of Q1 2018 Convertible Note $25,000
10.16 D	Form of Q1 2018 Convertible Note $25,000
10.17 D	Form of Q1 2018 Convertible Note $100,000
10.18 D	Form of Q1 2018 Convertible Note $35,000
10.19 D	Form of Q1 2018 Convertible Note $100,000
10.20 D	Form of Q1 2018 Convertible Note $115,000
10.21 D	Form of Q1 2018 Convertible Note $115,000
10.1 E	Form of Note Receivable 113,250
10.2 E	Form of Note Receivable $85,000
10.3 E	Form of Note Receivable $40,000
10.4 E	Form of Note Receivable $40,000
10.5 F	Millon Agreement
10.6 F	Hopkins Agreement
10.7 F	Formisano Agreement
10.1G	Form of Convertible Note $50,000

(b)	Incorporated by Reference to Exhibit 10.1 of that 8-K filed by the Company on 3/14/2017
(c)	Incorporated by Reference to Exhibit 10.2 of that 8-K filed by the Company on 3/14/2017
(d)	Incorporated by Reference to Exhibit 10.3 of that 8-K filed by the Company on 3/14/2017
(e)	Incorporated by Reference to Exhibit 10.14 of the Company’s Form 10-Q filed 1/27/2017

* Filed with the Company’s 10-K for the Fiscal Year Ended 2016

** Filed with the Company’s Form 10-Q for the period ended !2/31/2016

(i)	Incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K filed January 20, 2017

107

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	12/28/2017

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ Todd S. Craven
Name:	Todd S. Craven
Title:	Chief Financial Officer
Date:	12/28/2017

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ Harry Lander
Name:	Harry Lander
Title:	President
Date:	12/28/2017

108