Form 10-Q
period 2017-12-31
Regen BioPharma Inc
filed 2018-02-06
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2017 there were 146,180,799 shares of common stock issued and outstanding.

As of December 31, 2017 there were 136,966,697 shares of Series A Preferred Stock issued and outstanding.

As of December 31, 2017 there were 38,000,000 shares of Series M Preferred Stock issued and outstanding

As of December 31, 2017 there were 50,000 shares of Series AA Preferred Stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED BALANCE SHEET

	As of December 31, 2017 (Unaudited)	As of September 30, 2017
ASSETS
CURRENT ASSETS
Cash	261,708	269,973
Accounts Receivable	0	0
Note Receivable, Related Party	4,551	4,551
Note Receivable	278,250	165,000
Prepaid Expenses	83,820	34,427
Accrued Interest Receivable	10,099	4,436
Prepaid Rent	5,000	0
Total Current Assets	643,428	478,387
OTHER ASSETS
Available for Sale Securities	505,852	465,852
Total Other Assets	505,852	465,852
TOTAL ASSETS	1,149,280	944,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	561,903	495,749
Notes Payable	105,355	111,355
Accrued payroll taxes	857	857
Accrued Interest	163,736	122,807
Accrued Rent	0	5,000
Accrued Payroll	676,496	590,996
Other Accrued Expenses	41,243	33,034
Due to Shareholder
Due to Investor	20,000	20,000
Derivative Liability	6,490,969	4,234,475
Convertible Notes Payable	354,328	248,890
Unearned Income	58,000
Total Current Liabilities	8,472,887	5,863,164
Long Term Liabilities:
Convertible Notes Payable	476,625	332,409
Total Long Term Liabilities	476,625	332,409
Total Liabilities	8,949,512	6,195,573

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 139,704,157 issued and outstanding as of September 30, 2017 and 146,180,799 shares issued and outstanding December 31, 2017	14,617	13,969
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of December 31, 2017 and September 30, 2017 respectively
Series A Preferred 300,000,000 authorized, 136,966,697 outstanding as of September 30, 2017 and December 31, 2017 respectively	13,697	13,697
Series AA Preferred $0.0001 par value 600,000 authorized and 50, 000 and 50,000 outstanding as of September 30, 2017 and December 31, 2017, respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and 32,000,000 and 38,000,000 outstanding as of September 30, 2017 and December 31, 2017, respectively	3,800	3,200
Additional Paid in capital	6,837,981	6,642,979
Contributed Capital	728,658	728,658
Retained Earnings (Deficit)	(15,526,990)	(12,741,843)
Accumulated Other Comprehensive Income	128,000	88,000
Total Stockholders' Equity (Deficit)	(7,800,232)	(5,251,335)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	1,149,280	944,239

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended December 31, 2017	Quarter Ended December 31, 2016 (as restated)
REVENUES	0	0

COST AND EXPENSES
Research and Development	548,085	27,694
General and Administrative	177,936	242,758
Consulting and Professional Fees	138,564	233,128
Rent	15,000	15,000
Total Costs and Expenses	879,585	518,580

OPERATING LOSS	(879,585)	(518,580)

OTHER INCOME & (EXPENSES)
Interest Income	5,663	300
Other Income		31,846
Interest Expense	(65,330)	(13,169)
Interest Expense attributable to Amortization of Discount	(327,652)	(61,102)
Derivative Expense	(1,518,244)
TOTAL OTHER INCOME (EXPENSE)	(1,905,564)	(42,125)

NET INCOME (LOSS)	(2,785,149)	(560,705)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0195)	(0.0039)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	143,076,861	143,596,121

The Accompanying Notes are an Integral Part of These Financial Statements

3

REGEN BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Quarter Ended December 31
	2017	2016 (as restated)
Net Income (Loss)	$(2,785,149)	$(560,705)
Add:
Unrealized Gains on Securities	40,000	200,000
Less:
Unrealized Losses on Securities
Total Other Comprehensive Income (Loss)	40,000	200,000
Comprehensive Income	$(2,745,149)	$(360,705)

The accompanying Notes are an integral part of these Financial Statements

REGEN BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Quarter Ended December 31, 2017	Quarter Ended December 31, 2016 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	(2,785,149)	(560,705)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	600
Common Stock issued to Consultants	60,357
Common Stock issued for interest	5,888
Increase (Decrease) in Interest expense attributable to amortization of Discount	327,652	61,102
Increase in Additional Paid in Capital		5,240
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	66,154	(91,832)
(Increase) Decrease in Interest Receivable	(5,663)	(300)
Increase (Decrease) Unearned Income	58,000
Increase (Decrease) in accrued Expenses	131,651	73,306
(Increase) Decrease in Prepaid Expenses	(5,000)	8,894
(Increase) Decrease in Due From Former Employee
Increase in Derivative Expense	1,518,244
Net Cash Provided by (Used in) Operating Activities	(627,265)	(504,295)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	0	267,500
Preferred Stock issued for Cash	0	292,500
Increase in Contributed Capital		0
Increase (Decrease) in Notes Payable	(6,000)	(74,809)
Increase in Convertible Notes payable	625,000	240,000
Increase (Decrease) in Due to Shareholder		(25,000)
Net Cash Provided by (Used in) Financing Activities	619,000	700,191

Net Increase (Decrease) in Cash	(8,265)	195,896

Cash at Beginning of Period	269,973	24,822

Cash at End of Period	261,708	220,718

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	78,000
Preferred Shares Issued for Debt
Cash Paid for Interest	16,500	1,000
Common shares Issued for Interest	2,012

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Consolidated Financial Statements

As of December 31, 2017

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Regen Biopharma , Inc. (“Regen” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended September 30, 2017. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company analyzes the conversion feature of Convertible Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change. The Company values the embedded derivative using the Black-Scholes pricing model.

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of December 31, 2017 utilized the following inputs:

As of September 30, 2017
Risk Free Interest Rate	1.31 -1.62%
Expected Term	1-3 Yrs
Expected Volatility	158-187%
Expected Dividends	0

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2017 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarter ended December 31, 2017.

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company anticipates adoption in the fiscal year ending September 30, 2019.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $15,526,990 during the period from April 24, 2012 (inception) through December 31, 2017. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the quarter ended December 31, 2017 the Company raised $625,000 cash through the issuance of convertible debentures, exclusive of fees and/or discounts on notes.

NOTE 4. NOTES PAYABLE

December 31, 2017
David Koos ( Note 8)	227
Bostonia Partners	58,288
Blackbriar Partners, Inc.(Note 8)	$46,840
Notes payable	$105,355

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 16,925. As of December 31, 2017 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2017 is $0.

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

“Transaction Event” shall mean either of:

(a)	The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.
(b)	The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 4,203. As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2017 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2017 is :

(a)	$154,000 if the entire principal amount is converted into common stock.
(b)	$150,000 if the entire principal amount is converted into Series A Preferred stock.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2017 is :

(a)	$154,000 if the entire principal amount is converted into common stock
(b)	$150,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2017 is :

(a)	$154,000 if the entire principal amount is converted into common stock.
(b)	$150,000 if the entire principal amount is converted into Series A Preferred stock.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 19,520. As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2017 is :

(a)	$154,000 if the entire principal amount is converted into common stock.
(b)	$150,000 if the entire principal amount is converted into Series A Preferred stock.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 21,164. As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2017 is :

(a)	$154,000 if the entire principal amount is converted into common stock.
(b)	$150,000 if the entire principal amount is converted into Series A Preferred stock.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 21,164. As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2017 is :

(a)	$154,000 if the entire principal amount is converted into common stock.
(b)	$150,000 if the entire principal amount is converted into Series A Preferred stock.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 21,164. As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2017 is :

(a)	$154,000 if the entire principal amount is converted into common stock.
(b)	$150,000 if the entire principal amount is converted into Series A Preferred stock.

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2017 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2017 is :

(a)	$164,000 if the entire principal amount is converted into common stock.
(b)	$160,000 if the entire principal amount is converted into Series A Preferred stock.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31, 2017 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $270,000 was recognized by the Company as of December 31, 2017.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 54,470.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31, 2017 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $88,235 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 18,339.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $180,000 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 37,682.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,000 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $38,412.

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

As of December 31, 2017 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $92,000 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $19,206.

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

As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,000 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $38,412.

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

As of December 31, 2017 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $721,569 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $156,569.

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

As of December 31, 2017 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $360,784 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $76,803.

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

(iv) One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,000 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $38,412.

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

(iii) One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

As of December 31, 2017 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $541,176 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $124,309.

On June 28, 2016 the Company issued a Convertible Note (“Note”) in the face amount of $79,000 for consideration consisting of $75,000 cash. The Note bears a one time interest charge of 10% of the principal amount of $79,000 and is convertible into the Common Stock of the Company at a price per share equal to the lower of 60% of the lowest trade price in the 25 trading days prior to conversion or 0.0365 however conversions cannot be effected for a price less than $0.01 per common share except in the event of certain breaches of the Terms and Conditions of the Note by the Company. The Note matures 8 months from issuance. The issuance of the Note amounted in a discount of $79,000 which is amortized under the Interest Method over the life of the Note. The Company recognized an Original Issue Discount of $4,000 in connection with the issuance of the Note. On July 7, 2017 the Company issued 308,219 shares of common stock as an origination fee in connection with the issuance of this Note. The common stock, valued at $12,060, was recorded at a discount which is amortized over the life of the Note and was fully amortized as of the quarter ended December 31, 2017. During the quarter ended December 31, 2017 the Company issued 365,741 common shares as payment for interest on the Note and issued 3,611,111 common shares in conversion of $78,000 of principal indebtedness.

On As of December 31, 2017 the unamortized discount on the convertible note outstanding is $0. As of December 31, 2017 $1,000 of the Note remains outstanding.

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

The Note may be prepaid with the following penalties:

Time Period	Payment Premium
<=60 days after note issuance	115% of the sum of principal plus accrued interest
>60 days <= 120 days after note issuance	125% of the sum of principal plus accrued interest
>120 days <=180 days after note·issuance	135% of the sum· of principal plus accrued· interest

This Note may not be- prepaid after the 180th day.

As of December 31, 2017 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $90,196 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $35,958.

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

As of December 31, 2017 $60,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $216,471 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $51,295.

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

As of December 31, 2017 $85,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $87,833 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $85,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $55,109.

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

As of December 31, 2017 $85,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $87,833 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $85,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $55,109.

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

The Note may be prepaid with the following penalties:

Time Period	Payment Premium
<=60 days after note issuance	115% of the sum of principal plus accrued interest
>60 days <= 120 days after note issuance	125% of the sum of principal plus accrued interest
>120 days <=180 days after note·issuance	135% of the sum· of principal plus accrued· interest

This Note may not be prepaid after the 180th day.

As of December 31, 2017 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $47,407 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $27,811.

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

As of December 31, 2017 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $47,407 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $27,811.

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

As of December 31, 2017 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $39,385 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $27,811.

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

As of December 31, 2017 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $39,385 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $27,811.

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

(iii) One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

As of December 31, 2017 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $90,196 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $22,194.

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

(iii) One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,314 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $45,479.

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

(iii) One day subsequent to a “Transaction Event”).

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”).

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note.

As of December 31, 2017 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $368,627 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $90,967.

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

(iii) One day subsequent to a “Transaction Event”).

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,314 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $45,620.

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

(iv) One day subsequent to a “Transaction Event”).

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,314 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $45,939.

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

(iii) One day subsequent to a “Transaction Event”).

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

As of December 31, 2017 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $147,451 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $36,788.

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

(iii) One day subsequent to a “Transaction Event”).

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

As of December 31, 2017 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $368,627 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $93,065.

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

(iii) One day subsequent to a “Transaction Event”).

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

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

As of December 31, 2017 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $92,157 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $23,631.

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

(iii) One day subsequent to a “Transaction Event”).

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

As of December 31, 2017 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $92,157 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $23,631.

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

(iii) One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

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

As of December 31, 2017 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $368,627 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $92,427.

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

(iii) One day subsequent to a “Transaction Event”).

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

As of December 31, 2017 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $129,020 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $34,489.

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

(iii) One day subsequent to a “Transaction Event”).

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

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

As of December 31, 2017 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $361,538 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $98,996.

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

The Note may be prepaid with the following penalties:

Time Period	Payment Premium
<=60 days after note issuance	115% of the sum of principal plus accrued interest
>60 days <= 120 days after note issuance	125% of the sum of principal plus accrued interest
>120 days <=180 days after note·issuance	135% of the sum· of principal plus accrued· interest

This Note may not be prepaid after the 180th day.

As of December 31, 2017 $115,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $147,436 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 107,123.

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

As of December 31, 2017 $115,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $147,436 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $ 107.123.

On December 6, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 6, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

(iii) One day subsequent to a “Transaction Event”).

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

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

As of December 31, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $180,769 was recognized by the Company as of December 31, 2017. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2017 the unamortized discount on the convertible note outstanding is $48,859.

NOTE 6. NOTES RECEIVABLE

December 31, 2017
Entest Biomedical, Inc. (Note 8)	$4,551
GS Capital	$85,000
LG Capital	$40,000
LG Capital	$40,000
GS Capital	$113,250
Notes Receivable	$282,801

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

On December 20, 2017 the Company was issued a Promissory Note in the amount of $113,250. The Note constituted payment for the abovementioned Convertible Note (“Note”) in the face amount of $115,000 and is collateralized by said Note. The Note is due and payable of August 6, 2018 and carries simple interest at the rate of 8%.

NOTE 7. INCOME TAXES

As of December 31, 2017

Deferred tax assets:
Net operating tax carry forwards	$5,279,177
181Other	-0-
Gross deferred tax assets	5,279,177
Valuation allowance	(5,279,177)
Net deferred tax assets	$-0-

As of December 31, 2017 the Company has a Deferred Tax Asset of $5,279,177 completely attributable to net operating loss carry forwards of approximately $15,526,990 (which expire 20 years from the date the loss was incurred).

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

NOTE 8. RELATED PARTY TRANSACTIONS

As of December 31, 2017 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $728,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090.

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

As of December 31, 2017 Entest Biomedical Inc. is indebted to the Company in the amount of $4,551. $4,551 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of December 31, 2017 the Company is indebted to David R. Koos in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

On June 23, 2015 the Company entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (“License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a subsidiary of Entest Biomedical, Inc.

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

During the quarter ended September 30, 2017 Zander caused to be issued to the Company 102,852 shares of the nonvoting convertible preferred stock of Entest Biomedical, Inc. in satisfaction of $102,852 owed to the Company by Zander.

During the quarter ended December 31, 2017 Zander prepaid $58,000 of minimum royalties which will become due pursuant to the Agreement.

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of The Company.

As of December 31, 2017 the Company is indebted to Blackbriar Partners, Inc., an entity controlled by David Koos who is Regen’s Chairman and Chief Executive Officer, in the aggregate amount of $46,840 ( See Note 4).

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

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2017:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 146,180,799 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of December 31, 2017, 300,000,000 is designated Series A Preferred Stock of which 136,966,697 shares are outstanding as of December 31, 2017 and 300,000,000 is designated Series M Preferred Stock of which 38,000,000 shares are outstanding as of December 31, 2017.

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

The Board of Directors of the Company have authorized 300,000,000 shares of the Series A Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series A Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series A Preferred Stock owned by such holder times one . Except as otherwise required by law holders of Common Stock, other series of Preferred issued by the Corporation, and Series A Preferred Stock shall vote as a single class on all matters submitted to the stockholders

Holders of the Series A Preferred Stock will be entitled to receive, when, as and if declared by the board of directors of the Company (the “Board”) out of funds legally available therefore, non-cumulative cash dividends of $0.01 per quarter. In the event any dividends are declared or paid or any other distribution is made on or with respect to the Common Stock , the holders of Series A Preferred Stock as of the record date established by the Board for such dividend or distribution on the Common Stock shall be entitled to receive, as additional dividends (the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the form) of the dividends or distribution that such holder would have received had each share of the Series A Preferred Stock been one share of the Common Stock, such Additional Dividends to be payable on the same payment date as the payment date for the Common Stock.

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

On May 30, 2017 Zander Therapeutics Inc. caused to be issued to Regen Biopharma, Inc. 83,000 of the nonvoting convertible preferred shares of Entest Biomedical, Inc in satisfaction of eighty three thousand US dollars ($83,000) to be paid to Regen Biopharma, Inc. by Zander Theraputics, Inc as a license fee.

On July 19, 2017 Zander Therapeutics Inc. caused to be issued to Regen Biopharma, Inc. 102852 of the nonvoting convertible preferred shares of Entest Biomedical, Inc in satisfaction of $102,852 to be paid to Regen Biopharma, Inc. by Zander Theraputics, Inc .

The abovementioned constitute the Company’s sole investment securities as of December 31, 2017.

As of December 31, 2017:

8,000,000	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the Quarter ended December 31, 2017
$192,000	$320,000	128,000	$40,000

185,852	Nonvoting Convertible Preferred Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended DECEMBER 31, 2017
$185,852	$185,852	0	0

NOTE 12. STOCK TRANSACTIONS

Issuance of Common Shares

On October 9, 2017 the Company issued 2,500,000 of its Common Shares (“Shares”) as consideration for services rendered.

On December 6, 2017 the Company issued 3,976,852 of its Common Shares in conversion of $78,000 of convertible notes payable and payment of $7,900 of interest .

Issuance of Series M Preferred Shares

On October 11, 2017 the Company issued 2,000,000 shares of its Series M Preferred Stock (“Shares”) as consideration for nonemployee services.

On November 1, 2017 the Company issued 4,000,000 shares of its Series M Preferred Stock (“Shares”) as consideration for nonemployee services.

NOTE 13. PRIOR PERIOD ADJUSTMENTS

The Company has adjusted Research and Development Expenses and Interest Expense for the Period ended December 31, 2016 in the following manner:

(1)	Research and Development Expenses recognized for the period ended December 31, 2016 has been reduced by $15,000.
(2)	Interest Expense has been increased by $1,246.

The aforementioned adjustments have resulted in a reduction in Net Loss for the period ended December 31, 2016 as originally reported of $13,754

NOTE 14. SUBSEQUENT EVENTS

On January 24, 2018 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 6, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

(iii) One day subsequent to a “Transaction Event”).

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”).

In the event, part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

On January 26, 2018 the Company entered into an agreement to sell 2,500,000 Units for consideration of $50,000. Each Unit shall be comprised of One Common Share and One Series A Preferred Share of the Company. As of January 31, 2018 the shares comprising the Unit have not yet been issued.

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

Material Changes in Financial Condition

As of December 31, 2017 we had Notes Receivable of $278,250 and as of September 30, 2017 we had Notes Receivable of $165,000.

The increase in Notes Receivable of approximately 68.6% is primarily attributable to the fact that on December 20, 2017 the Company was issued a Promissory Note in the amount of $113,250. The Note constituted payment a Convertible Note in the face amount of $115,000 issued by the Company and is collateralized by said Note.

As of December 31, 2017 we had Prepaid Expenses of $83,820 and as of September 30, 2017 we had Prepaid Expenses of $34,427.

The increase in Prepaid Expenses of approximately 143.47% is attributable to:

(a)	The issuance of 2,500,000 Common Shares for services, a portion of those services to be performed in the future, resulting in the prepayment of $58,285 of services to be performed offset by
(b)	The recognition of $8,894 of Research and Development expenses which had been paid for in a prior period.

As of September 30, 2017 we had Accrued Interest Receivable of $4,436 and as of December 31, 2017 we had Accrued Interest Receivable of $10,099.

The increase in Accrued Interest Receivable of approximately 127.6% is attributable to interest accrued but unpaid during the quarter ended December 31, 2017 resulting from amounts due to the Company by Entest Bio-Medical, Inc. as well as interest accrued but unpaid due to the Company from GS Capital Partners LLC and LG Capital Funding LLC. David R. Koos serves as Chairman of the Board and Chief Executive Officer of both the Company and Entest Bio-Medical, Inc.

As of December 31, 2017 we had Prepaid Rent of $5,000 and as of September 30, 2017 we had Prepaid Rent of $0.

The increase in Prepaid Rent is attributable to the payment of the Company during the quarter ended December 31, 2017 of rental expenses not due until the subsequent quarter.

As of September 30, 2017 we had available for sale securities of $465,852 and as of December 31, 2017 we had available for sale securities of $505,852.

The increase in available for sale securities of approximately 8.5% is attributable to unrealized gains recognized on 8,000,000 common shares of Entest Biomedical, Inc. owned by the Company.

As of September 30, 2017 we had Accounts Payable of $495,749 and as of December 31, 2017 we had Accounts Payable of $561,903.

The increase in Accounts Payable of approximately 13.34% is primarily attributable to increases in outstanding obligations of the Company to Contract Research Organizations incurred in the course of business.

As of September 30, 2017 we had Notes Payable of $111,355 and as of December 31, 2017 we had Notes Payable of $105,355.

The decrease of approximately 5.38% is attributable to repayment of $6,000 of principal indebtedness owed by the Company to Bio Matrix Scientific Group, Inc. David R. Koos serves as Chairman of the Board and Chief Executive Officer of both the Company and Bio Matrix Scientific Group, Inc.

As of September 30, 2017 we had Accrued Interest Payable of $122,807 and as of December 31, 2017 we had Accrued Interest Payable of $163,736.

The increase in Accrued Interest Payable of approximately 33.3% is primarily attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the quarter ended December 31, 2017 but not yet paid offset by the conversion of $2,012 of interest due on convertible debt into common shares of Regen.

As of September 30, 2017 we had accrued rent of $5,000 and as of December 31, 2017 we had Accrued Rent of $0.

The decrease in accrued rent is attributable to a decrease in Rental Expenses accrued but unpaid due to Entest Biomedical, Inc.

As of December 31, 2017, we had Accrued Payroll of $676,496 and as of September 30, 2017 we had Accrued Payroll of $590,996.

The increase in Accrued Payroll of 14.46% is attributable to:

$45,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended December 31, 2017.

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended December 31, 2017.

As of September 30, 2017 we had Other Accrued Expenses of $33,034 and as of December 31, 2017 we had Other Accrued Expenses of $41,243.

The increase in Other Accrued Expenses of approximately 24.8% is attributable to additional reimbursements due by the Company to the Company’s Chief Financial Officer for business expenses incurred by the Company’s Chief Financial Officer in the performance of his duties.

As of December 31, 2017 we had Convertible Notes Payable of $2,761,000 and as of September 30, 2017 we had Convertible Notes Payable of $2,084,000.

The increase of approximately 32% in attributable to:

(a)	The issuance during the quarter ended December 31, 2017 of Convertible Debt with a face value of $755,000 offset by.
(b)	The conversion during the quarter ended December 31, 2017 of $78,000 of convertible debt into common shares.

As of December 31, 2017 we had Unearned Income of $58,000 and as of September 30, 2017 we had Unearned Income of $0.

The increase in Unearned Income is attributable to prepayment by Zander Therapeutics, Inc. of Minimum Annual Royalties which will become due and payable to the Company by Zander Therapeutics, Inc. pursuant to the terms and conditions of an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years. David Koos serves as Chairman and Chief Executive Officer of the Company and Zander. Harry Lander serves as President and Chief Scientific Officer of the Company and Zander. Todd Caven serves as Chief Financial Officer of the Company and Zander.

As of September 30, 2017 we had a Derivative Liability of $4,234,475 and as of December 31, 2017 we had a Derivative Liability of $ 6,490,969.

The increase in Derivative Liability of 53.27% is primarily attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,200,000 .

Material Changes in Results of Operations

Net losses were$2,785,149 for the fiscal quarter ended December 31, 2017 and $560,705 for the same quarter ended 2016.

The increase in Net Losses of approximately 396.7% is primarily attributable to $1,518,244 of Derivative Expense recognized during the quarter ended December 31, 2017.

As of December 31, 2017 we had $261,708 in cash on hand and current liabilities of $8,472,887 such liabilities consisting of Accounts Payable, Notes Payable, Unearned Income, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

During the quarter ended December 31 2017 the Company raised $625,000 through the issuance of convertible notes.

As of December 31, 2017 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October 1, 2017 and ending on December 31, 2017, David Koos and Todd S. Caven , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares

On October 9, 2017 the Company issued 2,500,000 of its Common Shares (“Shares”) to an outside consultant as consideration for services.

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

On December 6, 2017 the Company issued 3,976,852 of its Common Shares (“Shares”) in conversion of $78,000 of convertible notes payable and payment of $7,900 of Interest Due.

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

Convertible Notes.

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

ii) One day subsequent to the commencement, in compliance with applicable law, of a broad solicitation by a third party to purchase a majority percentage of the Company’s outstanding equity securities for a limited period of time contingent on shareholders of the Company tendering a fixed number of their equity securities (“Tender Offer”).

(iii) One day subsequent to a “Transaction Event”).

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

(iii) One day subsequent to a “Transaction Event”).

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

On December 20, 2017 the Company issued a Convertible Note (“Note”) in the face amount of $115,000 for consideration consisting of a note payable to the Company in the amount of $113,250. The Note carries an Original Issue Discount of $1,750. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is December 6, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

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

(iii) One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

(iii) One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

(iii) One day subsequent to a “Transaction Event”).

“Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

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

(iii) One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

(iii) One day subsequent to a “Transaction Event”).

“Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

(iii) One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

(c) That date which is twenty four (24) months subsequent to the date of execution of this Note.

On December 6, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 6, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

(iii) One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

(c) That date which is twenty four (24) months subsequent to the date of execution of this Note.

On January 24, 2018 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 6, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

(iii) One day subsequent to a “Transaction Event”)

Transaction Event” shall mean either of:

(a) The sale by the Company or by KCL Therapeutics , Inc. of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party.

(b) The granting of a license by the Company or by KCL Therapeutics , Inc to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property.

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

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
10.1	Form of Convertible Note $25,000
10.2	Form of Unit Agreement $50,000
10.3	Form of Convertible Note $50,000
10.4	Form of Q1 2018 Convertible Note $50,000 ( filed as 1012D of Company’s Form 10-K for the Year Ended 9/30/2017)
10.5	Form of Q1 2018 Convertible Note $40,000 (( filed as 1013D of Company’s Form 10-K for the Year Ended 9/30/2017)
10.6	Form of Q1 2018 Convertible Note $100,000( filed as 1014D of Company’s Form 10-K for the Year Ended 9/30/2017)
10.7	Form of Q1 2018 Convertible Note $25,000( filed as 1015D of Company’s Form 10-K for the Year Ended 9/30/2017)
10.8	Form of Q1 2018 Convertible Note $25,000( filed as 1016D of Company’s Form 10-K for the Year Ended 9/30/2017)
10.9	Form of Q1 2018 Convertible Note $100,000( filed as 1017D of Company’s Form 10-K for the Year Ended 9/30/2017)
10.10	Form of Q1 2018 Convertible Note $35,000( filed as 1018D of Company’s Form 10-K for the Year Ended 9/30/2017)
10.11	Form of Q1 2018 Convertible Note $100,000( filed as 1019D of Company’s Form 10-K for the Year Ended 9/30/2017)
10.12	Form of Q1 2018 Convertible Note $115,000( filed as 1020D of Company’s Form 10-K for the Year Ended 9/30/2017)
10.13	Form of Q1 2018 Convertible Note $115,000( filed as 1021D of Company’s Form 10-K for the Year Ended 9/30/2017)
10.14	Form of Note Receivable 113,250( filed as 10.1E of Company’s Form 10-K for the Year Ended 9/30/2017)
10.15	Form of Note Receivable $85,000( filed as 10.2E of Company’s Form 10-K for the Year Ended 9/30/2017)
10.16	Form of Note Receivable $40,000( filed as 10.3E of Company’s Form 10-K for the Year Ended 9/30/2017)
10.17	Form of Note Receivable $40,000( filed as 10.4E of Company’s Form 10-K for the Year Ended 9/30/2017)
10.18	Millon Agreement( filed as 10.5F of Company’s Form 10-K for the Year Ended 9/30/2017)
10.19	Hopkins Agreement( filed as 106F of Company’s Form 10-K for the Year Ended 9/30/2017)
10.10	Formisano Agreement( filed as 10.7F of Company’s Form 10-K for the Year Ended 9/30/2017)
10.21	Form of Convertible Note $50,000( filed as 10.1G of Company’s Form 10-K for the Year Ended 9/30/2017)

Exhibits 10.4 to 10.21 Incorporated by Reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 31, 2018.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	January 31, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 31, 2018.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	January 31, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 31, 2018.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	January 31, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 31, 2018.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Principal Accounting Officer
Date:	January 31, 2018

