Form 10-Q
period 2018-03-31
Regen BioPharma Inc
filed 2018-05-14
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2018 there were 151,327,211 shares of common stock issued and outstanding.

As of March 31, 2018 there were 139,466,697 shares of Series A Preferred Stock issued and outstanding.

As of March 31, 2018 there were 38,000,000 shares of Series M Preferred Stock issued and outstanding

As of March 31, 2018 there were 50,000 shares of Series AA Preferred Stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED BALANCE SHEET

	As of March 31, 2018 (unaudited)	As of September 30, 2017
ASSETS
CURRENT ASSETS
Cash	31,074	269,973
Accounts Receivable	0	0
Note Receivable, Related Party	4,551	4,551
Note Receivable	193,250	165,000
Prepaid Expenses	19,938	34,427
Accrued Interest Receivable	11,596	4,436
Prepaid Rent	10,000	0
Total Current Assets	270,409	478,387

OTHER ASSETS
Available for Sale Securities	486,652	465,852
Total Other Assets	486,652	465,852

TOTAL ASSETS	757,061	944,239
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdarft	109
Accounts payable	363,710	495,749
Notes Payable	3,227	111,355
Accrued payroll taxes	4,241	857
Accrued Interest	211,039	122,807
Accrued Rent	0	5,000
Accrued Payroll	751,996	590,996
Other Accrued Expenses	41,243	33,034
Due to Investor	20,000	20,000
Derivative Liability	6,972,054	4,234,475
Convertible Notes Payable	646,457	248,890
Unearned Income	168,000
Total Current Liabilities	9,182,075	5,863,164
Long Term Liabilities:
Convertible Notes Payable	412,446	332,409
Total Long Term Liabilities	412,446	332,409
Total Liabilities	9,594,521	6,195,573

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 139,704,157 issued and outstanding as of September 30, 2017 and 151,327,211 shares issued and outstanding March 31 2018	15,131	13,969
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of March 31, 2018 and September 30, 2017 respectively
Series A Preferred 300,000,000 authorized, 139,466,697 and 136,966,697 outstanding as of March 31, 2018 and September 30, 2017 respectively	13,947	13,697
Series AA Preferred $0.0001 par value 600,000 authorized and 50,000 and 50,000 outstanding as of September 30, 2017 and March 31, 2018, respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and 32,000,000 and 38,000,000 outstanding as of September 30, 2017 and March 31, 2018 respectively	3,800	3,200
Additional Paid in capital	6,950,792	6,642,979
Contributed Capital	728,658	728,658
Retained Earnings (Deficit)	(16,658,594)	(12,741,843)
Accumulated Other Comprehensive Income	108,800	88,000
Total Stockholders' Equity (Deficit)	(8,837,461)	(5,251,335)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	757,061	944,239

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended March 31, 2018	Quarter Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
REVENUES	0	0	0	0

COST AND EXPENSES
Research and Development	71,948	284,694	620,033	312,388
General and Administrative	220,305	197,832	398,241	440,590
Consulting and Professional Fees	141,169	161,631	279,733	394,759
Rent	15,000	15,000	30,000	30,000
Total Costs and Expenses	448,422	659,157	1,328,007	1,177,737

OPERATING LOSS	(448,422)	(659,157)	(1,328,007)	(1,177,737)

OTHER INCOME & (EXPENSES)
Interest Income	3,881	293	9,544	593
Other Income		2,820		34,666
Interest Expense	(65,145)	(15,318)	(130,475)	(28,487)
Interest Expense attributable to Amortization of Discount	(324,384)	(79,671)	(652,036)	(140,773)
Derivative Expense	(255,968)	(560,561)	(1,774,213)	(560,561)
Loss on Early Extinguishment of Convertible Debt	(41,566)		(41,566)
TOTAL OTHER INCOME (EXPENSE)	(683,181)	(652,437)	(2,588,745)	(694,562)

NET INCOME (LOSS)	(1,131,603)	(1,311,594)	(3,916,752)	(1,872,299)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0078)	(0.0093)	(0.02686)	(0.0130)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	145,343,881	141,778,262	145,814,742	144,278,903

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Quarter Ended March 31
	2018	2017
Net Income (Loss)	$(1,131,603)	$(1,311,594)
Add:
Unrealized Gains on Securities		8,000
Less:
Unrealized Losses on Securities	(19,200)
Total Other Comprehensive Income (Loss)	(19,200)	8,000
Comprehensive Income	$(1,150,803)	$(1,303,594)

REGEN BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended March 31,
	2018	2017
Net Income (Loss)	$(3,916,752)	$(1,872,299)
Add:
Unrealized Gains on Securities	40,000	208,000
Less:
Unrealized Losses on Securities	(19,200)
Total Other Comprehensive Income (Loss)	20,800	208,000
Comprehensive Income	$(3,895,952)	$(1,664,299)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	(3,916,752)	(1,872,299)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	600
Common Stock issued to Consultants	132,164	13,400
Preferred Stock issued for Compensation		3,150
Preferred Stock issued for expenses		5,000
Common Stock issued for interest	5,888
Increase (Decrease) in Interest expense attributable to amortization of Discount	652,036	140,773
Increase (Decrease) in Loss on Early Extinguishment of Debt	41,566
Increase in Additional Paid in Capital		8,580
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	(132,039)	112,695
(Increase) Decrease in Interest Receivable	(9,544)	(593)
Increase (Decrease) Unearned Income	168,000
Increase (Decrease) in accrued Expenses	262,989	156,751
(Increase) Decrease in Prepaid Expenses	(10,000)	17,788
(Increase) Decrease in Due From Former Employee
Increase in Derivative Expense	1,774,213	560,561
(Increase) Decrease in Notes Receivable, Related Party	0
Increase in Stock Accepted as Consideration
Net Cash Provided by (Used in) Operating Activities	(1,030,880)	(854,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	25,000	292,500
Preferred Stock issued for Cash	25,000	317,500
Increase (Decrease) in Notes Payable	(108,128)	(57,469)
Increase in Bank Overdraft	109
Increase in Convertible Notes payable	850,000	440,000
(Increase) Decrease in Original Issue Discount
Increase (Decrease) in Due to Shareholder		(50,000)
Net Cash Provided by (Used in) Financing Activities	791,981	942,531

Net Increase (Decrease) in Cash	(238,899)	88,337

Cash at Beginning of Period	269,973	24,822

Cash at End of Period	31,074	113,159

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	131,000
Preferred Shares Issued for Debt
Cash Paid for Interest	29,307	4,000
Common shares Issued for Interest	4,662

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Consolidated Financial Statements

As of March 31, 2018

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

The Company analyzes the conversion feature of Convertible Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change. The Company values the embedded derivative using the Black-Scholes pricing model

The Black Scoles pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of March 31, 2018 utilized the following inputs:

Risk Free Interest Rate	1.31-1.62%
Expected Term	1-3 Years
Expected Volatility	156-187%
Expected Dividends	0

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2018 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarter ended March 31, 2018 ..

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

 NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $16,658,594 during the period from April 24, 2012 (inception) through March 31, 2018. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the quarter ended December 31, 2017 the Company raised $625,000 cash through the issuance of convertible debentures, exclusive of fees and/or discounts on notes. During the quarter ended March 31, 2018, the Company raised $50,000 cash through the sale of equity securities and $225,000 cash through the issuance of convertible debentures, exclusive of fees and/or discounts on notes.

NOTE 4. NOTES PAYABLE

March 31, 2018
David Koos ( Note 8)	227
Bostonia Partners	3,000
Notes payable	$3,227

$227 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

$3,000 lent to the Company by Bostonia Partners is due and payable May 10 2017 and bears simple interest at a rate of 10% per annum.

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

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $ 13,385. As of March 31, 2018 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2018 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of March 31 2018 the unamortized discount on the convertible note outstanding is $ 3,380. As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2018 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $ 0. As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

 The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2018 is :

(a)	$89,200 if the entire principal amount is converted into common stock
(b)	$50,800 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $ 0. As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2018 is :

(a)	$89,200 if the entire principal amount is converted into common stock
(b)	$50,800 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $ 0. As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2018 is :

(a)	$89,200 if the entire principal amount is converted into common stock
(b)	$50,800 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $ 13,556. As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2018 is :

(a)	$89,200 if the entire principal amount is converted into common stock
(b)	$50,800 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $ 15,000. As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2018 is :

(a)	$89,200 if the entire principal amount is converted into common stock
(b)	$50,800 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $ 15,000 As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2018 is :

(a)	$89,200 if the entire principal amount is converted into common stock
(b)	$50,800 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $ 15,000 As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2018 is :

(a)	$89,200 if the entire principal amount is converted into common stock
(b)	$50,800 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $ 0. As of March 31, 2018 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2018 is :

(a)	$89,200 if the entire principal amount is converted into common stock
(b)	$50,800 if the entire principal amount is converted into Series A Preferred stock

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of May 31, 2018 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $267,241 was recognized by the Company as of March 31, 2018.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $ 48,312.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $89,090 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $ 16,286.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $178,161 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $ 33,576.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $178,161 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $33,576.

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

As of March 31, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $89,080 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $17,130.

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

As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $178,161 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31 2018 the unamortized discount on the convertible note outstanding is $34,260.

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

As of March 31, 2018 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $712,644 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $139,963.

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

As of March 31, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $356,322 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $68,493.

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

As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $178,161 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $34,260.

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

As of March 31, 2018 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $534,483 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $111,740.

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

As of March 31, 2018 the unamortized discount on the convertible note outstanding is $0. As of march 31, 2018 $1,000 of the Note remains outstanding.

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

The Note may be prepaid with the following penalties:

Time Period	Payment Premium
<=60 days after note issuance	115% of the sum of principal plus accrued interest
>60 days <= 120 days after note issuance	125% of the sum of principal plus accrued interest
>120 days <=180 days after note issuance	135% of the sum· of principal plus accrued· interest

This Note may not be- prepaid after the 180th day.

During the quarter ended March 31, 2018 the Company issued 2,396,412 of its Common Shares in satisfaction of $53,000 of principal indebtedness and $2,650 of accrued interest due.

As of March 31, 2018 $22,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $18,700 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $17,260.

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

As of March 31, 2018 $60,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $213,793 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $46,313.

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

As of March 31, 2018 $85,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $80,750 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $85,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $33,859.

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

As of March 31, 2018 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $58,475 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $17,728.

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

As of March 31, 2018 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $58,475 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $17,728.

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

As of March 31, 2018 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $31,746 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $17,728.

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

As of March 31, 2018 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $31,746 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $17,728.

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

As of March 31, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $89,080 was recognized by the Company as of March 31 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $20,118.

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

As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $172,414 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $41,324

On September 22, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is September 22, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

As of March 31, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $344,828 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $82,664.

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

As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $172,414 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $41,468.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of March 31, 2018, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $177,143 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $41,879.

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

As of March 31, 2018 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $137,143 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $33,540.

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

As of March 31, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $354,286 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $84,945.

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

As of March 31, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $88,571 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $21,601.

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

As of March 31, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $88,571 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $21,601.

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

As of March 31, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $354,286 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $84,306.

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

As of March 31, 2018 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $124,000 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $31,646.

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

As of March 31, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $365,714 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $90,875.

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

As of March 31, 2018 $115,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,139 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $79,082.

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

As of March 31, 2018 $115,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,139 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $79,082.

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

As of March 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $182,857 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $44,799.

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

As of March 31, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $91,428 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $23,424.

On February 28, 2018 (“Issue date”) the Company issued a two Convertible Notes (“Notes”) in the aggregate face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Notes is February 28, 2021. The Notes may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

(i)  One day subsequent to the execution of an agreement to a transaction whose completion would result in a “Change of Control” of the Company or KCL Therapeutics. For purposes of these Notes, a Change of Control shall be defined as any transaction or series of transactions, whether by merger, sale of substantially all of the assets, or sale or transfer of more than fifty percent (50%) of the outstanding stock of the relevant entity in which the members of the Board of Directors immediately preceding the closing of the Change of Control transaction no longer constitute a majority of the Board of Directors of the surviving entity following the closing of such transaction.

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

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Notes in part or in full, including outstanding principal and accrued interest.

In the event that that the Company exercises its right to prepay the notes, or if the Lender chooses not to convert the remaining amount of the notes into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Notes into Common shares of the Company. The warrants shall have a strike price of $0.025 per share.

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of March 31, 2018 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $365,714 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $97,171.

On February 26, 2018 the Company issued a Convertible Note (“Note”)in the principal amount of $115,000 for net consideration of $100,000. The Company recognized an Original Issue Discount of $15,000 in connection with the Note. The Note bears simple interest of 12%.The Note matures on February 26, 2019.

The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to a 35% discount to the lowest trading price during the previous 14 trading days up to the conversion notice. The Note and accrued interest on the Note may be prepaid by the Company on or prior to the date which occurs 180 days after the issuance date at a cash redemption premium of 135%.

As of March 31, 2018 115,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $208,144 was recognized by the Company as of March 31, 2018. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2018 the unamortized discount on the convertible note outstanding is $104,602.

NOTE 6. NOTES RECEIVABLE

March 31, 2018
Entest Biomedical, Inc. (Note 8)	$4,551
LG Capital	$40,000
LG Capital	$40,000
GS Capital	$113,250
Notes Receivable	$197,801

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

NOTE 7. INCOME TAXES

As of March 31, 2018

Deferred tax assets:
Net operating tax carry forwards	$3,498,305
181Other	-0-
Gross deferred tax assets	3,498,305
Valuation allowance	(3,498,305)
Net deferred tax assets	$-0-

As of March 31, 2018 the Company has a Deferred Tax Asset of $3,498,305 completely attributable to net operating loss carry forwards of approximately $16,658,594 (which expire 20 years from the date the loss was incurred).

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain. As a result, the Company has recorded a valuation allowance reducing all deferred tax assets to 0.

Income tax is calculated at the 21% Federal Corporate Rate.

NOTE 8. RELATED PARTY TRANSACTIONS

As of March 31, 2018 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $728,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090.

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

As of March 31, 2018 Entest Biomedical Inc. is indebted to the Company in the amount of $4,551. $4,551 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

On March 17, 2018 Harry Lander, the Company’s President, agreed to not elect to exchange any of Regen’s Series M Preferred Stock issued to Lander pursuant to the “AMENDMENT TO EMPLOYMENT AGREEMENT BY AND BETWEEN HARRY M. LANDER AND REGEN BIOPHARMA, INC. AND AGREEMENT TO RETURN SHARES OF STOCK DATED February 23, 2017” for any other class of Regen’s securities for a period of five years for consideration of $45,000.

As of March 31, 2018 the Company is indebted to David R. Koos in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

During the quarter ended March 31, 2018 Zander prepaid $20,000 of minimum royalties which will become due pursuant to the Agreement.

On February 7, 2018 the Company and Zande agreed to a 10% reduction of Zander’s June 2018 Annual Anniversary Fee obligation if Zander pays such fee on or before February 10, 2018. $90,000 was paid by Zander in satisfaction of the June 2018 Annual Anniversary Fee during the quarter ended March 31, 2018.

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

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2018:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 151,327,211 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of March 31, 2018, 300,000,000 is designated Series A Preferred Stock of which 139,466,697 shares are outstanding as of March 31 2018 and 300,000,000 is designated Series M Preferred Stock of which 38,000,000 shares are outstanding as of March 31, 2018.

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

The holders of Series M Preferred Stock shall be entitled receive dividends, when, as and if declared by the Board of Directors in accordance with Nevada Law, in its discretion, from funds legally available therefore.

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

The abovementioned constitute the Company’s sole investment securities as of March 31, 2018.

As of March 31, 2018:

8,000,000	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the Quarter ended March 31, 2018
$192,000	$300,800	108,800	$(19,200)

185,852	Nonvoting Convertible Preferred Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended March 31, 2018
$185,852	$185,852	0	0

NOTE 12. STOCK TRANSACTIONS

Issuance of Common Shares

On January 10, 2018 the Company issued 332,955 Common Shares (“Shares”) in satisfaction of $10,000 of convertible indebtedness and $409 of accrued interest due on convertible indebtedness.

On February 5, 2018 the Company issued 2,500,000 of its Common Shares (“Shares”) for cash consideration of $25,000.

On February 6, 2018 the Company issued 522,255 Common Shares (“Shares”) in satisfaction of $13,000 of convertible indebtedness and $612 of accrued interest due on convertible indebtedness.

On March 6, 2018 the Company issued 796,254 Common Shares (“Shares”) in satisfaction of $18,000 of convertible indebtedness and $942 of accrued interest due on convertible indebtedness.

On March 15, 2015 the Company issued 250,000 Common Shares as consideration for non employee services rendered.

On March 27, 2018 the Company issued 744,948 Common Shares (“Shares”) in satisfaction of $12,000 of convertible indebtedness and $687 of accrued interest due on convertible indebtedness.

Issuance of Series A Preferred Shares

On February 5, 2018 the Company issued 2,500,000 of its Series A Preferred Shares (“Shares”) for cash consideration of $25,000.

NOTE 13. PRIOR PERIOD ADJUSTMENTS

The Company has adjusted Research and Development Expenses and Interest Expense for the Period ended December 31, 2016 in the following manner:

(1)	Research and Development Expenses recognized for the period ended December 31, 2016 has been reduced by $15,000
(2)	Interest Expense has been increased by $1,246

The aforementioned adjustments have resulted in a reduction in Net Loss for the period ended December 31, 2016 as originally reported of $13,754

The Company has adjusted Research and Development Expenses and Interest Expense for the Period ended March 31, 2017 in the following manner:

(3)	Research and Development Expenses recognized for the period ended March 31, 2017 has been reduced by $80,000
(4)	Interest Expense has been increased by $1,219

The aforementioned adjustments have resulted in a reduction in Net Loss for the period ended March 31, 2017 as originally reported of $78,781.

NOTE 14: SUBSEQUENT EVENTS

On April 10, 2018 the Company issued 40,080 of its Series A Preferred Shares in satisfaction of $1,000 of principal convertible indebtedness and $42 of accrued interest on convertible debt.

On April 30, 2018 the Company issued 363,597 of its Common Shares in satisfaction of $5,000 of principal convertible indebtedness and $199 of accrued interest on convertible debt.

On March 2, 2017 the Company issued 785237 of its s Common Shares in satisfaction of $12,000 of principal convertible indebtedness and $760 of accrued interest on convertible debt.

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

Material Changes in Financial Condition

As of March 31, 2018 we had cash of $31,074 and as of September 31, 2017 we had cash of $269,973. The Decrease in Cash of approximately 88% is primarily attributable to :

1)	Cash expended in the operation of the Company’s Business
2)	Decrease in Notes Payable of $108,128

Offset by

(a)	Sale by the Company of Convertible Notes for Net Cash Proceeds of $850,000
(b)	Sale by the Company of Equity Securities for Net Cash Proceeds of $50,000

As of March 31, 2018 we had Notes Receivable of $193,250 and as of September 30, 2017 we had Notes Receivable of $165,000

The increase in Notes Receivable of approximately 17.12% is attributable to:

(a)	On December 20, 2017 the Company was issued a Promissory Note in the amount of $113,250. The Note constituted payment a Convertible Note in the face amount of $115,000 issued by the Company and is collateralized by said Note.

Offset By:

(b)	During the Quarter ended March 31, 2018 a Note Receivable to the Company in the amount of $85,000 (“$85,000 NR”) issued as consideration for a convertible note issued by the Company in the amount of $85,000 was cancelled in accordance with the terms of the $85,000 NR.

As of March 31, 2018 we had Prepaid Expenses of $19,938 and as of September 30, 2017 we had Prepaid Expenses of $34,427.

The decrease in Prepaid Expenses of approximately 42% is attributable to recognition of $17,788 of Research and Development expenses which had been paid for in a prior period.

As of September 30, 2017 we had Accrued Interest Receivable of $4,436 and as of March 31, 2018 we had Accrued Interest Receivable of $11,596.

The increase in Accrued Interest Receivable of approximately 161.6% is attributable to interest accrued but unpaid during the quarter ended December 31, 2017 and the quarter ended March 31, 2018 resulting from amounts due to the Company by Entest Bio-Medical, Inc. as well as interest accrued but unpaid due to the Company from GS Capital Partners LLC and LG Capital Funding LLC. David R. Koos serves as Chairman of the Board and Chief Executive Officer of both the Company and Entest Bio-Medical, Inc.

As of March 31, 2018 we had Prepaid Rent of $10,000 and as of September 30, 2017 we had Prepaid Rent of $0.

The increase in Prepaid Rent is attributable to the payment by the Company during the quarter ended March 31, 2018 of rental expenses not due until the subsequent quarter.

As of September 30, 2017 we had Accounts Payable of $495,749 and as of March 31, 2018 we had Accounts Payable of $363,710.

The decrease in Accounts Payable of 26.6% is attributable primarily to payments made on obligations of the Company to Contract Research Organizations incurred in the course of business.

As of March 31, 2018 we had a Bank Overdraft of $109 and as of September 30, 2017 we had a Bank Overdraft of $0.

The increase in Bank Overdraft is attributable to withdrawal of money that is greater than the available balance in a bank account maintained by the Company during the quarter ended March 31, 2018.

As of September 30, 2017 we had Notes Payable of $111,355 and as of March 31, 2018 we had Notes Payable of $3,227.

The decrease in Notes Payable of approximately 97% is attributable to:

(a)	repayment of $6,000 of principal indebtedness owed by the Company to Bio Matrix Scientific Group, Inc. David R. Koos serves as Chairman of the Board and Chief Executive Officer of both the Company and Bio Matrix Scientific Group, Inc.
(b)	repayment of $46,840 of principal indebtedness to Blackbriar Partners, Inc. Blackbriar Partners Inc. is controlled by David R. Koos
(c)	repayment of $55,288 of principal indebtedness to an unaffiliated third party lender.

As of March 31, 2018 we had Accrued Payroll Tax of $4,241 and as of September 30, 2017 we had Accrued Payroll Tax of $857.

The increase of $394% is primarily attributable to employer taxes owed by the Company as a result of a $45,000 compensation payment made to Harry Lander during the quarter ended March 31, 2018.

As of September 30, 2017 we had accrued rent of $5,000 and as of March 31, 2018 we had Accrued Rent of $0.

The decrease in accrued rent is attributable to a decrease in Rental Expenses accrued but unpaid due to Entest Biomedical, Inc.

As of March 31, 2018, we had Accrued Payroll of $751,996 and as of September 30, 2017 we had Accrued Payroll of $590,996.

The increase in Accrued Payroll of 27.2% is attributable to:

$45,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended December 31, 2017.

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended December 31, 2017.

$35,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended March 31, 2018.

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended March 31, 2018.

As of September 30, 2017 we had Accrued Interest Payable of $122,807 and as of March 31, 2018 we had Accrued Interest Payable of $211,039.

The increase in Accrued Interest Payable of approximately 71.8% is primarily attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the six months ended March 31, 2018 but not yet paid offset by

(a)	the conversion of $2,012 of interest due on convertible debt into common shares of Regen during the quarter ended December 31, 2017
(b)	The conversion of $2,650 of interest due on convertible debt into common shares of Regen during the quarter ended March 31, 2018
(c)	The cancellation during the period of an $85,000 convertible note issued by the Company in accordance with that instrument’s terms and conditions resulting in the derecognition of $2384 of accrued interest during the quarter ended March 31, 2018.

As of September 30, 2017 we had Other Accrued Expenses of $33,034 and as of March 31, 2018 we had Other Accrued Expenses of $41,243.

The increase in Other Accrued Expenses of approximately 24.8% is attributable to additional reimbursements due by the Company to the Company’s Chief Financial Officer for business expenses incurred by the Company’s Chief Financial Officer in the performance of his duties.

As of March 31, 2018 we had Convertible Notes Payable of $2,863,000and as of September 30, 2017 we had Convertible Notes Payable of $2,084,000.

The increase in Convertible Notes of 37.3% is attributable to:

(a)	The issuance during the quarter ended December 31, 2017 of Convertible Debt with a face value of $755,000

(b)	The issuance during the quarter ended March 31, 2018 of Convertible Debt with a face value of $240,000

Offset by:

(a)	The conversion during the quarter ended December 31, 2017 of $78,000 of convertible debt into common shares.

(b)	The conversion during the quarter ended March 31, 2018 of $53,000 of convertible debt into common shares.

(c)	The cancellation of $85,000 of convertible debt in connection with the cancellation of an $85,000 Note receivable issued to the Company as payment for that convertible debt

As of March 31, 2018 we had Unearned Income of $168,000 and as of September 30, 2017 we had Unearned Income of $0.

The increase in Unearned Income is attributable to prepayment by Zander Therapeutics, Inc. of Minimum Annual Royalties which will become due and payable to the Company by Zander Therapeutics, Inc. pursuant to the terms and conditions of an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years and an annual Anniversary Fee payable pursuant to the Terms and conditions of the Agreement. David Koos serves as Chairman and Chief Executive Officer of the Company and Zander. Harry Lander serves as President and Chief Scientific Officer of the Company and Zander. Todd Caven serves as Chief Financial Officer of the Company and Zander.

As of September 30, 2017 we had a Derivative Liability of $4,234,475 and as of March 31, 2018 we had a Derivative Liability of $ 6,972,054.

The increase in Derivative Liability of 64.6% is primarily attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,322,000 .

Material Changes in Results of Operations

Net losses were$1,131,603 for the fiscal quarter ended March 31, 2018 and $1,311,594 for the same quarter ended 2017.

The decrease in Net Losses of 13.7% is primarily attributable to by lower total operating expenses incurred during the quarter ended March 31, 2018 when compared to the same quarter ended 2017 and lower derivative expense recognized during the quarter ended March 31, 2018 when compared to the same quarter ended 2017 partially offset by higher Interest Expense, Interest Expense attributable to Amortization of Beneficial Conversion Features and Loss on Early Extinguishment of Convertible Debt recognized during the quarter ended March 31, 2018 when compared to the same quarter ended 2017.

Net losses were $3,916,752 for the six months ended March 31, 2018 and $1,872,299 for the same quarter ended 2017.

The increase in net losses of approximately 109. 19% is primarily attributable to higher Research and Development expenses , Interest Expense, Interest Expense attributable to Amortization of Beneficial Conversion Features, Loss on Early Extinguishment of Debt and Derivative Expense recognized during the six months ended March 31 2018 when compared to the same period ended 2017 offset by lower total operating expenses other than Research and Development recognized during the six months ended March 31, 2018 when compared to the same period ended 2017 as well as the recognition over the six months ended March 31, 2017 of Other Income attributable to the derecognition of $34,666 of employer payroll tax payable resulting from the cancellation within the same calendar year of vesting of restricted stock awards previously granted.

As of March 31 2018 we had $31,074 in cash on hand and current liabilities of $9,182,075 such liabilities consisting of Accounts Payable, Notes Payable, Unearned Income, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized, bank overdraft and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

During the quarter ended March 31 2018 the Company raised $225,000 cash through the issuance of convertible notes and $50,000 through the sale of equity securities.

As of March 31, 2018 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2018 and ending on March 31, 2018, David Koos and Todd S. Caven , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares

On January 10, 2018 the Company issued 332955 Common Shares (“Shares”) in satisfaction of $10,000 of convertible indebtedness and $409 of accrued interest due on convertible indebtedness.

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

On February 5, 2018 the Company issued 2,500,000 of its Common Shares (“Shares”) for cash consideration of $25,000.

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

On February 6, 2018 the Company issued 522,255 Common Shares (“Shares”) in satisfaction of $13,000 of convertible indebtedness and $612 of accrued interest due on convertible indebtedness.

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

On March 6, 2018 the Company issued 796,254 Common Shares (“Shares”) in satisfaction of $18,000 of convertible indebtedness and $942 of accrued interest due on convertible indebtedness.

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

On March 15, 2015 the Company issued 250,000 Common Shares as consideration for non employee services rendered.

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

On March 27, 2018 the Company issued 744,948 Common Shares (“Shares”) in satisfaction of $12,000 of convertible indebtedness and $687 of accrued interest due on convertible indebtedness.

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

On April 30, 2018 the Company issued 363,597 of its Common Shares (“Shares”) in satisfaction of $5,000 of principal convertible indebtedness and $199 of accrued interest on convertible debt.

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

On March 2, 2017 the Company issued 785,237 of its s Common Shares (“Shares”) in satisfaction of $12,000 of principal convertible indebtedness and $760 of accrued interest on convertible debt.

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

Series A Preferred Shares

On February 5, 2018 the Company issued 2,500,000 of its Series A Preferred Shares (“Shares”) for cash consideration of $25,000.

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

On April 10, 2018 the Company issued 40,080 of its Series A Preferred Shares (“Shares”) in satisfaction of $1,000 of principal convertible indebtedness and $42 of accrued interest on convertible debt.

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

On February 28, 2018 (“Issue date”) the Company issued a two Convertible Notes (“Notes”) in the aggregate face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Notes is February 28, 2021. The Notes may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

(i) One day subsequent to the execution of an agreement to a transaction whose completion would result in a “Change of Control” of the Company or KCL Therapeutics. For purposes of these Notes, a Change of Control shall be defined as any transaction or series of transactions, whether by merger, sale of substantially all of the assets, or sale or transfer of more than fifty percent (50%) of the outstanding stock of the relevant entity in which the members of the Board of Directors immediately preceding the closing of the Change of Control transaction no longer constitute a majority of the Board of Directors of the surviving entity following the closing of such transaction.

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

On February 26, 2018 the Company issued a Convertible Note (“Note”)in the principal amount of $115,000 for net consideration of $100,000. The Company recognized an Original Issue Discount of $15,000 in connection with the Note. The Note bears simple interest of 12%.The Note matures on February 26, 2019.

The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to a 35% discount to the lowest trading price during the previous 14 trading days up to the conversion notice. The Note and accrued interest on the Note may be prepaid by the Company on or prior to the date which occurs 180 days after the issuance date at a cash redemption premium of 135%.

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

Use of Proceeds

With regard to all securities sold for cash consideration described above, Cash proceeds received from sale will be utilized by Regen for general corporate purposes

Cancellation of Convertible Note

On March 1, 2018 a Convertible Note issued by the Company on August 23, 2017 in the face amount of $85,000 (“85K Note) along with a Note Receivable issued to the Company as consideration for the 85K Note were cancelled pursuant to the terms and conditions of both instruments.

Use of Proceeds

With regard to all securities sold for cash consideration described above, Cash proceeds received from sale will be utilized by Regen for general corporate purposes

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
10.1	Form of Convertible Note $25,000
10.2	Form of Convertible Note $30,000
10.3	Form of Convertible Note $70,000
10.4	Convertible Note $115,000
10.5	Unit Purchase Agreement $50,000
10.6	Agreement with Harry Lander
10.7	February 7, 2018 Letter Agreement with Zander Therapeutics

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 4, 2018.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	May 4, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 4, 2018.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	May 4, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 4, 2018.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	May 4, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 4, 2018.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Principal Accounting Officer
Date:	May 4, 2018

