Form 10-Q
period 2018-06-30
Regen BioPharma Inc
filed 2018-08-06
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2018 there were 158,726,196 shares of common stock issued and outstanding.

As of June 30, 2018 there were 139,942,206 shares of Series A Preferred Stock issued and outstanding.

As of June 30, 2018 there were 38,000,000 shares of Series M Preferred Stock issued and outstanding

As of June 30, 2018 there were 50,000 shares of Series AA Preferred Stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED BALANCE SHEET

	As of June 30, 2018 (unaudited)	As of September 30, 2017
ASSETS
CURRENT ASSETS
Cash	55,404	269,973
Accounts Receivable	0	0
Note Receivable, Related Party	4,551	4,551
Note Receivable	0	165,000
Prepaid Expenses	8,042	34,427
Accrued Interest Receivable	7,559	4,436
Prepaid Rent	15,000	0
Total Current Assets	90,556	478,387
OTHER ASSETS
Available for Sale Securities	468,252	465,852
Total Other Assets	468,252	465,852

TOTAL ASSETS	558,808	944,239
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdarft	203
Accounts payable	74,044	495,749
Notes Payable	3,227	111,355
Accrued payroll taxes	4,241	857
Accrued Interest	248,117	122,807
Accrued Rent	0	5,000
Accrued Payroll	854,163	590,996
Other Accrued Expenses	41,243	33,034
Due to Investor	20,000	20,000
Due to Investor, Related Party	11,500
Derivative Liability	6,585,896	4,234,475
Convertible Notes Payable	712,762	248,890
Unearned Income	68,000
Total Current Liabilities	8,623,396	5,863,164
Long Term Liabilities:
Convertible Notes Payable	510,241	332,409
Total Long Term Liabilities	510,241	332,409
Total Liabilities	9,133,637	6,195,573

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 139,704,157 issued and outstanding as of September 30, 2017 and 158726196 shares issued and outstanding June 30, 2018	15,871	13,969
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of June 30, 2018 and September 30, 2017 respectively
Series A Preferred 300,000,000 authorized, 139,942,206 and 136,966,617 outstanding as of June 30, 2018 and September 30, 2017 respectively	13,995	13,697
Series AA Preferred $0.0001 par value 600,000 authorized and 50, 000 and 50,000 outstanding as of September 30, 2017 and June 30, 2018, respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and 32,000,000 and 38,000,000 outstanding as of September 30, 2017 and June 30, 2018 respectively	3,800	3,200
Additional Paid in capital	7,055,513	6,642,979
Contributed Capital	728,658	728,658
Retained Earnings (Deficit)	(16,483,071)	(12,741,843)
Accumulated Other Comprehensive Income	90,400	88,000
Total Stockholders' Equity (Deficit)	(8,574,829)	(5,251,335)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	558,808	944,239

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended June 30, 2018	Quarter Ended June 30, 2017	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
REVENUES	100,000	110,000	100,000	110,000

COST AND EXPENSES
Research and Development	8,795	374,452	338,828	686,840
General and Administrative	172,626	193,374	570,867	633,964
Consulting and Professional Fees	29,953	80,226	309,686	474,985
Rent	15,000	15,000	45,000	45,000
Total Costs and Expenses	226,374	663,052	1,264,381	1,840,789

OPERATING LOSS	(126,374)	(553,052)	(1,164,381)	(1,730,789)

OTHER INCOME & (EXPENSES)
Interest Income	577	40	10,121	633
Other Income	96		96	34,666
Interest Expense	(63,618)	(28,005)	(194,093)	(56,492)
Interest Expense attributable to
Amortization of Discount	(345,483)	(118,976)	(997,519)	(259,749)
Derivative Income (Expense)	474,202	(1,923,414)	(1,300,011)	(2,483,975)
Loss on Early Extinguishment of
Convertible Debt	(53,877)		(95,443)
TOTAL OTHER INCOME (EXPENSE)	11,897	(2,070,355)	(2,576,848)	(2,764,917)

NET INCOME (LOSS)	(114,477)	(2,623,407)	(3,741,229)	(4,495,706)
NET INCOME (LOSS) attributable to common shareholders	(114,477)	(2,623,407)	(3,741,229)	(4,495,706)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0007)	(0.0190)	(0.0252)	($0.0316)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	153,505,198	138,112,605	148379644.6	142215914

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter Ended June 30, 2018
	2018	2017
Net Income (Loss)	$(114,477)	$(2,623,407)
Add:
Unrealized Gains on Securities
Less:
Unrealized Losses on Securities	(18,400)	(8,000)
Total Other Comprehensive Income (Loss)	(18,400)	(8,000)
Comprehensive Income	$(132,877)	$(2,631,407)

	Nine Months Ended June 30
	2018	2017
Net Income (Loss)	$(3,741,229)	$(4,495,706)
Add:
Unrealized Gains on Securities		208,000
Less:	40,000
Unrealized Losses on Securities	(37,600)	(8,000)
Total Other Comprehensive Income (Loss)	2,400	200,000
Comprehensive Income	$(3,738,829)	$(4,295,706)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	(3,741,229)	(4,495,706)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	600	50
Common Stock issued to Consultants	144,060	13,400
Preferred Stock issued for Compensation		3,150
Preferred Stock issued for expenses		5,000
Common Stock issued for interest	5,888
Preferred Stock Issued For Interest
Increase (Decrease) in Interest expense attributable to amortization of Discount	997,519	259,749
Increase (Decrease) in Loss on Early Extinguishment of debt	95,443
Increase in Additional Paid in Capital		8,580
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	(421,713)	218,037
Increase in Accounts Receivable		(19,852)
(Increase) Decrease in Interest Receivable	(10,121)	(633)
Increase (Decrease) Unearned Income	68,000
Increase (Decrease) in accrued Expenses	418,398	301,764
(Increase) Decrease in Prepaid Expenses	(15,000)	26,584
(Increase) Decrease in Due From Former Employee
Increase in Derivative Expense	1,300,011	2,483,975
(Increase) Decrease in Notes Receivable, Related Party
(Increase) Decrease in Notes Receivable	40,000	7,500
Increase in Stock Accepted as Consideration		(83,000)
Net Cash Provided by (Used in) Operating Activities	(1,118,145)	(1,271,402)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	25,000	292,500
Preferred Stock issued for Cash	25,000	317,500
Increase ( Decrease) in Notes Payable	(108,128)	(21,793)
Increase in Bank Overdraft	203
Increase in Convertible Notes payable	950,000	1,094,000
(Increase ) Decrease in Original Issue Discount		(4,000)
Increase (Decrease) in Due to Shareholder		(50,000)
Increase (Decrease) in Due to Investor	11,500	20,000
Net Cash Provided by (Used in) Financing Activities	903,575	1,648,207

Net Increase (Decrease) in Cash	(214,570)	376,805

Cash at Beginning of Period	269,973	24,822

Cash at End of Period	55,404	401,627

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	218,000
Preferred Shares Issued for Debt	7,000
Cash Paid for Interest	39,666	7,000
Common shares Issued for Interest	15,794
Preferred Shares issued for Interest	377

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Consolidated Financial Statements

As of June 30, 2018

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

The Company analyzes the conversion feature of Convertible Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change. The Company values the embedded derivative using the Black-Scholes pricing model

The Black Scoles pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of June 30, 2018 utilized the following inputs:

Risk Free Interest Rate	1.31 -1.62%
Expected Term	0.15-2.34 Yrs
Expected Volatility	154-197%
Expected Dividends	0

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2018 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarter ended June 30, 2018 ..

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

 NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $16,483,071 during the period from April 24, 2012 (inception) through June 30, 2018. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the quarter ended December 31, 2017 the Company raised $625,000 cash through the issuance of convertible debentures, exclusive of fees and/or discounts on notes. During the quarter ended March 31, 2018, the Company raised $50,000 cash through the sale of equity securities and $225,000 cash through the issuance of convertible debentures, exclusive of fees and/or discounts on notes. During the quarter ended June 30, 2018 the Company raised $138,000 cash through the issuance of convertible debentures and satisfaction of a Note Receivable held by the Company as consideration for a previously issued convertible debenture.

NOTE 4. NOTES PAYABLE

June 30, 2018
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

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified pursuant to the following terms and conditions:

(a)	For the period beginning on the Issue Date and ending 365 days subsequent to the Issue Date (“Year 1”) a 50% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or ten cents per share (whichever is greater).
(b)	For the period beginning one day subsequent to the final day of Year One and ending 365 days subsequent to Year One (“Year 2”) a 35% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or ten cents per share (whichever is greater).

(iv)	For the period beginning one day subsequent to the final day of Year 2 and ending 365 days subsequent to Year 2 (“Year 3”) a 25% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or ten cents per share (whichever is greater).
(d)	“Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the Lender. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by the Company relating to the Lender’s securities.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $ 9,845. As of June 30, 2018 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2018 is $0.

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

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified pursuant to the following terms and conditions:

(a)	For the period beginning on the Issue Date and ending 365 days subsequent to the Issue Date (“Year 1”) a 50% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or ten cents per share (whichever is greater).
(b)	For the period beginning one day subsequent to the final day of Year One and ending 365 days subsequent to Year One (“Year 2”) a 35% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or ten cents per share (whichever is greater).
12

(iv)	For the period beginning one day subsequent to the final day of Year 2 and ending 365 days subsequent to Year 2 (“Year 3”) a 25% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or ten cents per share (whichever is greater).
(d)	“Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the Lender. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by the Company relating to the Lender’s securities.

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

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of June 30 2018 the unamortized discount on the convertible note outstanding is $ 2,557. As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2018 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $ 0. As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2018 is :

(a)	$42,000 if the entire principal amount is converted into common stock
(b)	$62,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $ 0. As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2018 is :

(a)	$42,000 if the entire principal amount is converted into common stock
(b)	$62,000 if the entire principal amount is converted into Series A Preferred stock

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

 The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $7,191. As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2018 is :

(a)	$42,000 if the entire principal amount is converted into common stock
(b)	$62,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $8835. As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2018 is :

(a)	$42,000if the entire principal amount is converted into common stock
(b)	$62,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $ 8,835 As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2018 is:

(a)	$42,000 if the entire principal amount is converted into common stock
(b)	$62,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $ 8,835 As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2018 is :

(a)	$42,000 if the entire principal amount is converted into common stock
(b)	$62,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $ 0. As of June 30, 2018 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2018 is :

(a)	$52,000 if the entire principal amount is converted into common stock
(b)	$72,000 if the entire principal amount is converted into Series A Preferred stock

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30 , 2018 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $260,869 was recognized by the Company as of June 30, 2018.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $ 42,153.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $83,333 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $ 14,233.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $166,667 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $ 29,470.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $166,667 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $30,109.

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

As of June 30, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $83,333 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $15,054.

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

As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $166,667 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $30,109.

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

As of June 30, 2018 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $666,667 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $123,357.

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

As of June 30, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $333,333 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $60,082.

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
(iv)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $166,667 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $30,109.

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
(iv)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

As of June 30, 2018 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $500,000 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $99,171.

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

As of June 30, 2018 the unamortized discount on the convertible note outstanding is $0. As of June 30, 2018 $1,000 of the Note remains outstanding.

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

As of June 30, 2018 $60,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $41,332

On August 23, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $85,000 for consideration consisting of $74,750 cash and payment on behalf of the Company of 10,250 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is August 23, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Volume Weighted Average Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the fourteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

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

As of June 30, 2018 $85,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $68,750 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $85,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $12,609.

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

As of June 30, 2018 $25,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $20,147 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $7,645.

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

As of June 30, 2018 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $32,234 was recognized by the Company as of June 30 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $7645.

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

As of June 30, 2018 $33,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $106,615 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $7,671.

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
(iv)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

As of June 30, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $83,333 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $18,042.

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
(iv)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $173,913 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $37,317

On September 22, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is September 22, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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
(iv)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

As of June 30, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $350,877 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $74,361.

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
(iv)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $175,439 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $37,317.

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
(iv)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30 2018, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $173,913 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $37,819.

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
(iv)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

As of June 30, 2018 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $139,130 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $30,291.

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
(iv)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

As of June 30, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $347,826 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $76,186.

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
(iv)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

As of June 30, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $86,957 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $19,571.

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
(iv)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

As of June 30, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $86,957 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $19,571.

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
(iv)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

As of June 30, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $347,826 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $76,186.

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
(iv)	That date which is twenty four (24) months subsequent to the date of execution of this Note.

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

As of June 30, 2018 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $127,826 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $28,804.

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

As of June 30, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $365,217 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $82,755.

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

As of June 30, 2018 $115,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $109,524 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $51,041.

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

As of June 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $182,609 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $40,739.

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

As of June 30, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $91,304 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $21,275.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of June 30, 2018 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $365,217 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $88,959.

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

As of June 30, 2018 115,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $76,246.

On May 18, 2018 the Company issued a Convertible Note (“Note”)in the principal amount of $114,000 for net consideration of $100,000. The Company recognized an Original Issue Discount of $14,000 in connection with the Note. The Note bears simple interest of 10%.The Note matures on February 18, 2019.

The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to equal the lesser of (i) the lowest Trading Price during the previous twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the date of the Note and (ii) the Variable Conversion Price. “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

(a)	At any time during the period beginning on the Issue Date and ending on the date which is ninety (90) days following the Issue Date, the Borrower shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 135%, multiplied by the sum of: (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note plus (y) Default Interest, if any.
(b)	At any time during the period beginning the day which is ninety one (91) days following the Issue Date and ending on the date which is one hundred eighty (180) days following the Issue Date, the Borrower shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 150%, multiplied by the sum of: (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note plus (y) Default Interest, if any.
(c)	After the expiration of one hundred eighty (180) days following the date of the Note, the Borrower shall have no right of prepayment.

As of June 30, 2018 114,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $173,714 was recognized by the Company as of June 30, 2018. The issuance of the Note amounted in a discount of $114,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2018 the unamortized discount on the convertible note outstanding is $96,303.

NOTE 6. NOTES RECEIVABLE

June 30, 2018
Entest Biomedical, Inc. (Note 8)	$4,551

$4,551 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 7. INCOME TAXES

As of June 30, 2018

Deferred tax assets:
Net operating tax carry forwards	$3,461,445
181Other	-0-
Gross deferred tax assets	3,461,445
Valuation allowance	(3,461,445)
Net deferred tax assets	$-0-

As of June 30 2018 the Company has a Deferred Tax Asset of $3,461,445 completely attributable to net operating loss carry forwards of approximately $16,483,071 (which expire 20 years from the date the loss was incurred).

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

NOTE 8. RELATED PARTY TRANSACTIONS

As of June 30, 2018 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $728,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090.

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

As of June 30, 2018 Entest Biomedical Inc. is indebted to the Company in the amount of $4,551. $4,551 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

As of June 30, 2018 the Company is indebted to David R. Koos in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

On February 7, 2018 the Company and Zande agreed to a 10% reduction of Zander’s June 2018 Annual Anniversary Fee obligation if Zander pays such fee on or before February 10, 2018. $90,000 was paid by Zander in satisfaction of the June 2018 Annual Anniversary Fee during the quarter ended March 31, 2018

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of The Company.

During the quarter ended June 30, 2018 $11,500 was advanced to the Company by Todd Caven , the Chief Financial Officer of the Company, in anticipation of the purchase by Caven of the securities of the Company. Todd Caven serves as Chief Financial Officer of the Company.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to the Company by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company . The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2018:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 158,726,196 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of June 30, 2018, 300,000,000 is designated Series A Preferred Stock of which 139,942,206 shares are outstanding as of June 30, 2018 and 300,000,000 is designated Series M Preferred Stock of which 38,000,000 shares are outstanding as of June 30, 2018.

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

The abovementioned constitute the Company’s sole investment securities as of June 30, 2018.

As of June 30, 2018:

8,000,000	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the Quarter ended June 30, 2018
$192,000	$$282,400	90,400	$(18,400)

185,852	Nonvoting Convertible Preferred Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended June 30, 2018
$185,852	$$185,852	0	0

NOTE 12. STOCK TRANSACTIONS

Issuance of Common Shares

On April 20, 2018 the Company issued 785,237 Common Shares (“Shares”) in satisfaction of $12,000 of convertible indebtedness and $760 of accrued interest due on convertible indebtedness.

On April 30, 2018 the Company issued 363,597 of its Common Shares (“Shares”) in satisfaction of $5,000 of convertible indebtedness and $199 of accrued interest due on convertible indebtedness.

On May 7, 2018 the Company issued 403,583 of its Common Shares (“Shares”) in satisfaction of $5,000 of convertible indebtedness and $246 of accrued interest due on convertible indebtedness.

On June 1, 2018 the Company issued 405,858 of its Common Shares (“Shares”) in satisfaction of $5,000 of convertible indebtedness and $276 of accrued interest due on convertible indebtedness.

On June 11, 2018 the Company issued 728,390 of its Common Shares (“Shares”) in satisfaction of $10,000 of convertible indebtedness and $117 of accrued interest due on convertible indebtedness.

On May 18, 2018 the Company issued 4712320 of its Common Shares (“Shares”) in satisfaction of $50,000 of convertible indebtedness and $8904 of accrued interest due on convertible indebtedness.

Issuance of Series A Preferred Shares

On April 10 2018 the Company issued 40,080 Series A Preferred Shares (“Shares”) in satisfaction of $1,000 of convertible indebtedness and $42 of accrued interest due on convertible indebtedness.

On May 18, 2018 the Company issued 108,004 Series A Preferred Shares (“Shares”) in satisfaction of $2,000 of convertible indebtedness and $106 of accrued interest due on convertible indebtedness.

On June 1, 2018 the Company issued 146,407 Series A Preferred Shares (“Shares”) in satisfaction of $2,000 of convertible indebtedness and $112 of accrued interest due on convertible indebtedness.

On June 13, 2018 the Company issued 181,018 Series A Preferred Shares (“Shares”) in satisfaction of $2,000 of convertible indebtedness and $117 of accrued interest due on convertible indebtednes

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

The aforementioned adjustments have resulted in a reduction in Net Loss for the period ended March 31, 2017 as originally reported of $78,781

The Company has adjusted Interest Expense for the Period ended June 30, 2017 in the following manner: Interest Expense has been increased by $1,232

The aforementioned adjustments have resulted in an increase in Net Loss for the period ended June 30, 2017 as originally reported of $1,232.

NOTE 14. SUBSEQUENT EVENTS

On July 11, 2018 the Company issues 451,629 common shares in consideration of $5,000of convertible indebtedness and 313 of accrued interest on convertible indebtedness.

On July 11, 2018 the Company issued a a Convertible Note (“Note”) in the face amount of $11,500 to the Company’s Chief Financial Officer for consideration consisting of $11,500 cash. The Note pays simple interest in the amount of 10% per annum .. The maturity of the Note is May 4, 2021.

The Note is convertible into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.01 per common share as of the date which is the earlier of:

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
55

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

Material Changes in Financial Condition

As of June 30, 2018 we had cash of $55,404 and as of September 31, 2017 we had cash of $269,973. The Decrease in Cash of approximately 79.4% is primarily attributable to:

1)	Cash expended in the operation of the Company’s Business

2)	Decrease in Notes Payable of $108,128

Offset by

(a)	Sale by the Company of Convertible Notes for Net Cash Proceeds of $950,000

(b)	Sale by the Company of Equity Securities for Net Cash Proceeds of $50,000

(iv) Deposit by the Company’s Chief Financial Officer of $11,500 in anticipation of purchase of the Company’s securities.

As of June 30, 2018 we had Notes Receivable ( non related parties) of $0 and as of September 30, 2017 we had Notes Receivable (non related parties) of $165,000

The decrease in Notes Receivable is attributable to the satisfaction of a $40,000 Note receivable issued to the Company as consideration for a $40,000 Convertible Note issued by the Company as well as cancellation of several Notes Receivable issued to the Company pursuant to their terms.

As of June 30, 2018 we had Prepaid Expenses of $8,042 and as of September 30, 2017 we had Prepaid Expenses of $34,427.

The decrease in Prepaid Expenses of approximately 76.6% is attributable to recognition of $26,583 of Research and Development expenses which had been paid for in a prior period.

As of September 30, 2017 we had Accrued Interest Receivable of $4,436 and as of June 30, 2018 we had Accrued Interest Receivable of $7,559.

The increase in Accrued Interest Receivable of approximately 70.4% is attributable to interest accrued but unpaid during the nine months ended June 30, 2018 resulting from amounts due to the Company by Entest Bio-Medical, Inc. as well as interest accrued but unpaid due to the Company from LG Capital Funding LLC. David R. Koos serves as Chairman of the Board and Chief Executive Officer of both the Company and Entest Bio-Medical, Inc.

As of June 30, 2018 we had Prepaid Rent of $15,000 and as of September 30, 2017 we had Prepaid Rent of $0.

The increase in Prepaid Rent is attributable to the payment by the Company during the quarter ended June 30, 2018 of rental expenses not due until the subsequent quarter.

As of September 30, 2017 we had Accounts Payable of $495,749 and as of June 30, 2018 we had Accounts Payable of $74,044.

The decrease in Accounts Payable of 85.6% is attributable primarily to payments made on obligations of the Company to Contract Research Organizations incurred in the course of business.

As of June 30, 2018 we had a Bank Overdraft of $203 and as of September 30, 2017 we had a Bank Overdraft of $0.

The increase in Bank Overdraft is attributable to withdrawal of money that is greater than the available balance in a bank account maintained by the Company during the quarter ended June 30, 2018.

As of September 30, 2017 we had Notes Payable of $111,355 and as of June 30, 2018 we had Notes Payable of $3,227.

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

As of June 30, 2018 we had Accrued Payroll Tax of $4,241 and as of September 30, 2017 we had Accrued Payroll Tax of $857.

The increase of 394% is primarily attributable to employer taxes owed by the Company as a result of a $45,000 compensation payment made to Harry Lander during the quarter ended March 31, 2018.

As of September 30, 2017 we had accrued rent of $5,000 and as of June 30, 2018 we had Accrued Rent of $0.

The decrease in accrued rent is attributable to a decrease in Rental Expenses accrued but unpaid due to Entest Biomedical, Inc.

As of June 30, 2018, we had Accrued Payroll of $854,163 and as of September 30, 2017 we had Accrued Payroll of $590,996.

The increase in Accrued Payroll of 44.29% is attributable to:

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

$45,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended June 30 2018.

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended June 30, 2018.

$16,667 in salary expense due to the Company’s President incurred but unpaid during the three months ended June 30, 2018.

As of September 30, 2017 we had Accrued Interest Payable of $122,807 and as of June 30, 2018 we had Accrued Interest Payable of $248,117.

The increase in Accrued Interest Payable of approximately 102 % is primarily attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the nine months ended June 30, 2018 but not yet paid offset by

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

(c)	the conversion of $11,509 of interest due on convertible debt into shares of Regen during the quarter ended June 30, 2018
(d)	the cancellation during the quarter ended June 30, 2018 of a $40,000 convertible note issued by the Company in accordance with that instrument’s terms and conditions resulting in the derecognition of approximately $4600 of accrued interest during the quarter ended June 30, 2018.
(e)	payment of $10,359 cash for interest during the quarter ended June 30, 2018.

As of September 30, 2017 we had Other Accrued Expenses of $33,034 and as of June 30, 2018 we had Other Accrued Expenses of $41,243.

The increase in Other Accrued Expenses of approximately 24.8% is attributable to additional reimbursements due by the Company to the Company’s Chief Financial Officer for business expenses incurred by the Company’s Chief Financial Officer in the performance of his duties.

As of June 30, 2018 we had Convertible Notes Payable of $2,728,000and as of September 30, 2017 we had Convertible Notes Payable of $2,084,000.

The increase in Convertible Notes of 30.9% is attributable to:

(a)	The issuance during the quarter ended December 31, 2017 of Convertible Debt with a face value of $755,000
(b)	The issuance during the quarter ended March 31, 2018 of Convertible Debt with a face value of $240,000
(c)	The issuance during the quarter ended June 30, 2018 of Convertible Debt with a face value of $114,000

Offset by:

(a)	The conversion during the quarter ended December 31, 2017 of $78,000 of convertible debt into common shares.
(b)	The conversion during the quarter ended March 31, 2018 of $53,000 of convertible debt into common shares.
(c)	The cancellation of $85,000 of convertible debt in connection with the cancellation of an $85,000 Note receivable issued to the Company as payment for that convertible debt
(d)	The cancellation of $40,000 of convertible debt in connection with the cancellation of a $40,000 Note receivable issued to the Company as payment for that convertible debt
(e)	The cancellation of $115,000 of convertible debt in connection with the cancellation of a $113,250 Note receivable issued to the Company as payment for that convertible debt.
(f)	The conversion during the quarter ended June 30, 2018 of $87,000 of convertible debt into common shares.
(g)	The conversion during the quarter ended June 30, 2018 of $7,000 of convertible debt into preferred shares.

As of June 30 2018 we had Unearned Income of $68,000 and as of September 30, 2017 we had Unearned Income of $0.

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

As of June 30, 2018 we had amounts due to a Related Party Investor of $11,500 and as of September 30, 2017 we had amounts due to a Related Party Investor of $0.

The increase in amounts due to a Related Party Investor is attributable to the deposit with the Company of $11,500 (“Deposit”) by Todd Caven during the quarter ended June 30, 2018 in anticipation of entering into an agreement with the Company regarding the purchase of the Company’s securities by Mr. Caven. On July 11, 2018 Mr Caven was issued a convertible note by the Company in satisfaction of the Deposit. Mr. Caven serves as the Company’s Chief Financial Officer.

As of September 30, 2017 we had a Derivative Liability of $4,234,475 and as of June 30, 2018 we had a Derivative Liability of $ 6,585,896.

The increase in Derivative Liability of 55.3 % is primarily attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,237,000 .

Material Changes in Results of Operations

Net losses were$114,477 for the fiscal quarter ended June 30, 2018 and $2,623,407 for the same quarter ended 2017.

The decrease in Net Losses of 95% is primarily attributable to by lower total operating expenses incurred during the quarter ended June 30, 2018 when compared to the same quarter ended 2017 and higher derivative expense recognized during the quarter ended June 30, 2017 when compared to the same quarter ended 2018 partially offset by higher Interest Expense, Interest Expense attributable to Amortization of Beneficial Conversion Features and Loss on Early Extinguishment of Convertible Debt recognized during the quarter ended June 30, 2018 when compared to the same quarter ended 2017.

Net losses were $3,741,229 for the nine months ended June 30, 2018 and $4,495,706 for the same quarter ended 2017.

The decrease in Net Losses of approximately 16.78% is primarily attributable to lower total operating expenses incurred during the period ended June 30, 2018 when compared to the same period ended 2017 and higher derivative expense recognized during the period ended June 30, 2017 when compared to the same period ended 2018 partially offset by higher Interest Expense, Interest Expense attributable to Amortization of Beneficial Conversion Features and Loss on Early Extinguishment of Convertible Debt recognized during the period ended June 30, 2018 when compared to the same period ended 2017.

As of June 30 2018 we had $55,404 in cash on hand and current liabilities of $8,623,396 such liabilities consisting of Accounts Payable, Notes Payable, Unearned Income, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized, bank overdraft and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

During the quarter ended June 30 2018 the Company raised $100,000 cash through the issuance of convertible notes.

The Company also received a deposit of $11,500 from the Company’s Chief Financial Officer (“Deposit”) in anticipation of a potential purchase of the Company’s Securities. On July 11, 2018 a convertible note was issued by the Company in the principal amount of $11,500 in satisfaction of the Deposit.

As of June 30, 2018 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on April 1, 2018 and ending on June 30, 2018, David Koos and Todd S. Caven , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares

On April 20, 2018 the Company issued 785,237 Common Shares (“Shares”) in satisfaction of $12,000 of convertible indebtedness and $760 of accrued interest due on convertible indebtedness.

On April 30, 2018 the Company issued 363,597 of its Common Shares (“Shares”) in satisfaction of $5,000 of convertible indebtedness and $199 of accrued interest due on convertible indebtedness.

On May 7, 2018 the Company issued 403,583 of its Common Shares (“Shares”) in satisfaction of $5,000 of convertible indebtedness and $246 of accrued interest due on convertible indebtedness.

On June 1, 2018 the Company issued 405,858 of its Common Shares (“Shares”) in satisfaction of $5,000 of convertible indebtedness and $276 of accrued interest due on convertible indebtedness.

On June 11, 2018 the Company issued 728,390 of its Common Shares (“Shares”) in satisfaction of $10,000 of convertible indebtedness and $117 of accrued interest due on convertible indebtedness.

On May 18, 2018 the Company issued 4712320 of its Common Shares (“Shares”) in satisfaction of $50,000 of convertible indebtedness and $8904 of accrued interest due on convertible indebtedness.

On July 11, 2018 the Company issues 451,629 Common Shares (“Shares”) in consideration of $5,000of convertible indebtedness and 313 of accrued interest on convertible indebtedness.

The Abovementioned Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Preferred Shares

On April 10 2018 the Company issued 40,080 Series A Preferred Shares (“Shares”) in satisfaction of $1,000 of convertible indebtedness and $42 of accrued interest due on convertible indebtedness.

On May 18, 2018 the Company issued 108,004 Series A Preferred Shares (“Shares”) in satisfaction of $2,000 of convertible indebtedness and $106 of accrued interest due on convertible indebtedness.

On June 1, 2018 the Company issued 146,407 Series A Preferred Shares (“Shares”) in satisfaction of $2,000 of convertible indebtedness and $112 of accrued interest due on convertible indebtedness.

On June 13, 2018 the Company issued 181,018 Series A Preferred Shares (“Shares”) in satisfaction of $2,000 of convertible indebtedness and $117 of accrued interest due on convertible indebtedness.

The Abovementioned Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Convertible Notes

On May 18, 2018 the Company issued a Convertible Note (“Note”)in the principal amount of $114,000 for net consideration of $100,000. The Company recognized an Original Issue Discount of $14,000 in connection with the Note. The Note bears simple interest of 10%.The Note matures on February 18, 2019.

The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to equal the lesser of (i) the lowest Trading Price during the previous twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the date of the Note and (ii) the Variable Conversion Price. “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On July 11, 2018 the Company issued a a Convertible Note (“Note”) in the face amount of $11,500 to the Company’s Chief Financial Officer for consideration consisting of $11,500 cash. The Note pays simple interest in the amount of 10% per annum .. The maturity of the Note is May 4, 2021.

The Note is convertible into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.01 per common share as of the date which is the earlier of:

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

ll the abovementioned Notes contained a provision that until such time as the shares of stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of stock issuable upon conversion of the Note that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend. The Notes were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Notes were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Notes. There was no advertisement or general solicitation made in connection with this Offer and Sale of Notes.

Use of Proceeds

With regard to all securities sold for cash consideration described above, Cash proceeds received from sale will be utilized by Regen for general corporate purposes

Cancellation of Convertible Notes

During the quarter ended June 30, 2018 Convertible Notes having an aggregate face value of $155,000 (“155 K Notes”) along with Notes Receivable having an aggregate value of $153,250 issued to the Company as consideration for the 155 K Notes were cancelled pursuant to the terms and conditions of the instruments.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1 Certification of Chief Executive Officer
31.2 Certification of Acting Chief Financial Officer
10.1 Form of Convertible Note $114,000
10.2 Form of Convertible Note $11,500

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 25, 2018.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	July 25, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 25, 2018.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	July 25, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 25, 2018.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	July 25, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 25, 2018.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Principal Accounting Officer
Date:	July 25, 2018

