Form 10-K
period 2018-09-30
Regen BioPharma Inc
filed 2018-12-27
CIK 1589150

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2018

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

Yes  ☒  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 4,099,947

As of December18, 2018 Regen Biopharma, Inc. had 235,860,063 common shares outstanding.

As of December 18, 2018 Regen Biopharma, Inc. had 140,434,496 shares of Series A Preferred Stock outstanding.

As of December 18 2018 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of December 18, 2018 Regen Biopharma, Inc. had 38,000,000 shares of Series M Preferred Stock outstanding.

In this annual report, the terms “Regen Biopharma, Inc.. ”, “Regent”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Regen Biopharma, Inc., a Nevada corporation and its wholly owned subsidiary KCL, Therapeutics, Inc., a Nevada corporation.

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

As of December 18, 2018 , we have not licensed any existing therapies which may be marketed. On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a subsidiary of Entest Biomedical, Inc.

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

On December 17, 2018 Regen Biopharma, Inc.(“Licensor”) , KCL Therapeutics, Inc. (“Assignee”) and Zander Therapeutics, Inc. (“Licensee”) entered into a LICENSE ASSIGNMENT AND CONSENT AGREEMENT whereby, with regards to certain intellectual property which was assigned by Regen Biopharma, Inc.(“Assigned Propertis”) to its wholly owned subsidiary KCL Therapeutics, Inc., Licensor hereby transfers and assigns to Assignee all rights, duties, and obligations of Licensor under the Agreement with respect to the Assigned Properties , and Assignee agrees to assume such duties and obligations thereunder and be bound to the terms of the Agreement with respect thereto.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Harry Lander serves as President and Chief Scientific Officer of both Regen BioPharma, Inc. and Zander Therapeutics, Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Lander and Caven also serve as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

Zander will be required to obtain approval from the United States Food and Drug Administration (“FDA”) in order to market any Licensed Product which may be developed within the United States and no assurance may be given that such approval would be granted.

Regen has been assigned intellectual property with regard to the gene NR2F6 . It is believed by the Company that NR2F6 activation leads to the shutting down of the immune system’s natural ability to generate cytokines that lead to inflammation. The Company believes that identification of a small molecule which could inhibit this receptor would potentially provide an avenue for immunotherapy of cancer and that identification of a small molecule which could activate this receptor could potentially provide a therapy for autoimmune disease.

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

HTS performed on behalf of Regen Biopharma, Inc. have been ongoing as of September 9, 2016. Through HTS four newly discovered small molecule compounds which (a) can bind to the relevant structure in a cellular system and (b) show evidence of the ability to modulate activity of NR2F6 have been discovered. In addition, research conducted by ChemDiv on Regen’s behalf has identified a compound that activate NR2F6 which may be effective in treating autoimmune diseases with virtually no toxicity.

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
b)	upon the third anniversary of the Fortisano BAB Agreement.

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

Patents:

The Company has been assigned the following patents.

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

US Patent #8263571

Gene silencing of the brother of the regulator of imprinted sites (BORIS)

US Patent #10,088,485

METHODS OF SCREENING COMPOUNDS THAT CAN MODULATE NR2F6 BY DISPLACEMENT OF A REFERENCE LIGAND

This invention discloses compositions of matter, protocols and methods of screening test compounds to identifying agonists and antagonists of the orphan nuclear receptor NR2F6 by measuring the ability of a test compound to occupy the active site of NR2F6, in the presence of a reference compound.

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

Other than obligations to make royalty payments pursuant to the Christine Ichim Consulting Agreement the Company is party to no agreements which would require the Company to pay a royalty or license fee.

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

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended September 30, 2018 we expended $374,436 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local)

Regen has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of December 18, 2018 Regen has 4 employees of which one is full time.

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

On November 16, 2018 Regen Biopharma Inc. and Entest Biomedical, Inc. agreed to terminate Regen’s sublease of office space with Entest Biomedical, Inc. effective the rental period commencing November, 2018.

On November 16, 2018 Regen Biopharma, Inc. entered into a sublease agreement with BST Partners (“BST”) whereby Regen Biopharma, Inc. would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $5,000 per month beginning November 1, 2018.

BST is controlled by David Koos, Regen Biopharma, Inc.’s Chairman and Chief Executive Officer.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 18, 2018:

Common stock, $ 0.0001 par value; 800,000,000 shares authorized: 235,860,063 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of December 18, 2018, 300,000,000 is designated Series A Preferred Stock of which 140,434,496 shares are outstanding as of December 18, 2018 and 300,000,000 is designated Series M Preferred Stock of which 38,000,000 shares are outstanding as of December 18, 2018.

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

October 1, 2016 to September 30, 2017	HIGH	LOW
First Quarter	$.1295	$.058
Second Quarter	$.10	$.04
Third Quarter	$.598	$.035
Fourth Quarter	$.044	$.02

October 1, 2017 to September 30, 2018	HIGH	LOW
First Quarter	$.1277	$.036
Second Quarter	$.07	$.022
Third Quarter	$.0399	$.0181
Fourth Quarter	$.0273	$.0099

Holders

As of December 18, 2018 there were approximately 467 holders of our Common Stock.

As of December 18, 2018 there were approximately 217 holders of our Series A Preferred Stock.

As of December 18, 2018 there were 2 holders of our Series AA Preferred Stock.

As of December 18, 2018 there were approximately 7 holders of our Series M Preferred Stock

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

On June 11, 2018 the Company issued 728,390 of its Common Shares (“Shares”) in satisfaction of $10,000 of convertible indebtedness and $747 of accrued interest due on convertible indebtedness.

On May 18, 2018 the Company issued 4712320 of its Common Shares (“Shares”) in satisfaction of $50,000 of convertible indebtedness and $8904 of accrued interest due on convertible indebtedness.

On July 11, 2018 the Company issued 451,629 of its Common Shares (“Shares”) in satisfaction of $5,000 of convertible indebtedness and $313 of accrued interest due on convertible indebtedness.

On July 26, 2018 the Company issued 3630753 of its Common Shares (“Shares”) in satisfaction of $35,000 of convertible indebtedness and $2523 of accrued interest due on convertible indebtedness.

On August 20, 2018 the Company issued 7,500,000 of its Common Shares (“Shares”) in satisfaction of $56,250 of convertible indebtedness.

On August 24, 2018 the Company issued 659760 of its Common Shares (“Shares”) in satisfaction of $5,000 of convertible indebtedness and $360 of accrued interest due on convertible indebtedness.

On September 13, 2018 the Company issued 4273504 of its Common Shares (“Shares”) in satisfaction of $30,000 of convertible indebtedness.

On September 26, 2018 the Company issued 7720407 of its Common Shares (“Shares”) in satisfaction of $50,000 of convertible indebtedness and $4,197of accrued interest due on convertible indebtedness.

On September 28, 2018 the Company issued 1329500 of its Common Shares (“Shares”) in satisfaction of $8,000 of convertible indebtedness and $641 of accrued interest due on convertible indebtedness.

On October 1, 2018 the Company issued 5,128,205 Common Shares (“Shares”) in satisfaction of $30,000 of convertible indebtedness.

On October 18, 2018 the Company issued 8,961,988 Common Shares (“Shares”) in satisfaction of $30,650 of convertible indebtedness.

On October 23, 2018 the Company issued 2,019,140 Common Shares (“Shares”) in satisfaction of $7,000 of convertible indebtedness and $612 of accrued interest due on convertible indebtedness.

On October 29, 2018 the Company issued 3,015,618 Common Shares (“Shares”) in satisfaction of $11,000 of convertible indebtedness and $368 of accrued interest due on convertible indebtedness.

On November 15, 2018 the Company issued 7,100,591 Common Shares (“Shares”) in satisfaction of $30,000 of convertible indebtedness.

On November 28, 2018 the Company issued 9,198,923  Common Shares (“Shares”) in satisfaction of $20,000 of convertible indebtedness and $1,525 of accrued interest due on convertible indebtedness.

On November 28, 2018 the Company issued 10,120,491 Common Shares (“Shares”) in satisfaction of $20,392 of convertible indebtedness.

On November 28, 2018 the Company issued 10,000,000 Common Shares (“Shares”) in satisfaction of $2,896 of convertible indebtedness, $500 in fees and $5,903 of accrued interest due on convertible indebtedness.

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

On June 13, 2018 the Company issued 181,018 Series A Preferred Shares (“Shares”) in satisfaction of $2,000 of convertible indebtedness and $117 of accrued interest due on convertible indebtedness

On February 5, 2018 the Company issued 2,500,000 of its Series A Preferred Shares (“Shares”) for cash consideration of $25,000.

On July 17, 2018 the Company issued 492290 of its Series A Preferred Shares (“Shares”) in satisfaction of $3,000 of convertible indebtedness and $199 of accrued interest due on convertible indebtedness.

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

Cancellation of Common Shares

On August 20, 2018 the Company cancelled 3976852 originally issued for convertible indebtedness in accordance with the terms and conditions of the instrument.

Convertible Notes

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

On July 11, 2018 the Company issued a Convertible Note (“Note”) in the face amount of $11,500 to an entity controlled by the Company’s Chief Financial Officer for consideration consisting of $11,500 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 4, 2021. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.01 per common share as of the date which is the earlier of:

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

On August 14, 2018 the Company issued a Convertible Note (“Note”) in the face amount of $75,000 for consideration consisting of $71,250 cash and payment on behalf of the Company of 3,750 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is August 13, 2019. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% ( which may be increased to 9.99% upon 60 days written notice by the Holder) of the outstanding shares of the Common Stock of the Company.

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). Consideration for the Note consisted of $350,000. A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Note is due and payable 24 months from the effective date.

Zander has the right, at any time after the September 30, 2018, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of Series A Preferred stock of Regen as per this conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the greater of $0.0001 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Harry Lander serves as President and Chief Scientific Officer of both Regen BioPharma, Inc. and Zander Therapeutics, Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Lander and Caven also serve as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2018, we had Cash in the amount of $ 8,019 and as of September 30, 2017 we had Cash in the amount of $269,973.

The decrease in cash of approximately 97% is primarily attributable to the satisfaction of $111,128 of Notes Payable, the satisfaction of $198,500 of salaries accrued but unpaid owed to officers of the Company, a bonus compensation payment made to the Company’s President of $45,000, and the cost of operating the Company’s business offset by:

Sale by the Company of $1,382, 750 of Convertible Securities

Sale by the Company of $50,000 of Equity Securities

The satisfaction of a $40,000 Note receivable issued to the Company as consideration for a $40,000 Convertible Note issued by the Company.

As of September 30, 2018 we had Notes Receivable of 0 and as of September 30, 2017 we had Notes Receivable of $165,000.

The decrease in Notes Receivable is attributable to:

The cancellation of $125,000 in Notes Receivable issued to the Company as consideration for a Convertible Notes issued by the Company.

The satisfaction of a $40,000 Note receivable issued to the Company as consideration for a $40,000 Convertible Note issued by the Company.

As of September 30, 2018 we had Prepaid Expenses of $8,259 and as of September 30, 2017 we had Prepaid Expenses of $34,427.

The decrease in Prepaid Expenses of approximately 76% is attributable to recognition by the Company of $32,835  of Research and Development expenses which had been paid for in a prior period offset by prepayment by the Company of $6667 of consulting expenses.

As of September 30, 2017 we had Accrued Interest Receivable of $4,436 and as of September 30, 2018 we had Accrued Interest Receivable of $7,672.

The increase in Accrued Interest Receivable of approximately 72.95% is attributable to interest accrued but unpaid during the year ended September 30, 2018 resulting from amounts due to the Company by Entest Group, Inc. as well as interest accrued but unpaid due to the Company from LG Capital Funding LLC. During the year ended September 30, 2018 David R. Koos served as Chairman of the Board and Chief Executive Officer of both the Company and Entest Group, Inc.

As of September 30, 2018 we had Prepaid Rent of $14,270 and as of September 30, 2017 we had Prepaid Rent of $0.

The increase in Prepaid Rent is attributable to the payment by the Company of rental expenses not due until the quarter ended December 31, 2018.

As of September 30, 2018 we had Available for Sale Securities of $166,247 and as of September 30, 2017 we had Available for sale Securities of $465,852.

The decrease in Available for Sale Securities of approximately 64.3% is primarily attributable to:

(a)	The recognition by the Company of an Other than Temporary Impairment of $360,696 on equity securities of Entest Group, Inc. owned by the Company offset by
(b)	The receipt by the company as a property dividend and subsequent revaluation at fair value of 470,588 of the Common Shares of Zander Therapeutics, Inc.

As of September 30, 2018 we had a Bank Overdraft of $203 and as of September 30, 2017 we had a Bank Overdraft of $0.

The increase in Bank Overdraft is attributable to withdrawal of money that is greater than the available balance in a bank account maintained by the Company during the quarter ended June 30, 2018.

As of September 30, 2017 we had Accounts Payable of $495,749 and as of September 30, 2018 we had Accounts Payable of $80,567.

The decrease in Accounts Payable of 83.74% is attributable primarily to payments made on obligations of the Company to Contract Research Organizations incurred in the course of business.

As of September 30, 2017 we had Notes Payable of $111,355 and as of September 30, 2018 we had Notes Payable of $227.

The decrease in Notes Payable of approximately 97%  is attributable to:

(a)	repayment of $6,000 of principal indebtedness owed by the Company to Bio Matrix Scientific Group, Inc. David R. Koos serves as Chairman of the Board and Chief Executive Officer of both the Company and Bio Matrix Scientific Group, Inc.

(b)	repayment of $46,840 of principal indebtedness to Blackbriar Partners, Inc. Blackbriar Partners Inc. is controlled by David R. Koos

(c)	repayment of $58,288 of principal indebtedness to an unaffiliated third party lender.

As of September 30, 2018 we had Accrued Payroll Tax of $4,241 and as of September 30, 2017 we had Accrued Payroll Tax of $857.

The increase of 394% is primarily attributable to employer taxes owed by the Company as a result of a $45,000 compensation payment made to the Company’s President, Harry Lander, during the quarter ended March 31, 2018.

As of September 30, 2017 we had accrued rent of $5,000 and as of September 30, 2018 we had Accrued Rent of $0.

The decrease in accrued rent is attributable to a decrease in Rental Expenses accrued but unpaid due to Entest Biomedical, Inc.

As of September 30, 2018, we had Accrued Payroll of $655,663 and as of September 30, 2017 we had Accrued Payroll of $590,996.

The increase in Accrued Payroll of 10.9% is attributable to:

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

Offset by:

The satisfaction of $198,500 of salaries accrued but unpaid owed in aggregate to the Chief Executive Officer and Chief Financial Officer of the Company

As of September 30, 2017 we had Accrued Interest Payable of $122,807 and as of September 30, 2018 we had Accrued Interest Payable of $292,094.

The increase in Accrued Interest Payable of approximately 138 % is primarily attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the twelve months ended September 30, 2018 but not yet paid offset by

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

(c)	the conversion of $11,509 of interest due on convertible debt into shares of Regen during the quarter ended June 30, 2018

(d)	the cancellation during the quarter ended June 30, 2018 of a $40,000 convertible note issued by the Company in accordance with that instrument’s terms and conditions resulting in the derecognition of approximately $4600 of accrued interest during the quarter ended June 30, 2018.

(e)	payment of $10,359 cash for interest during the quarter ended June 30, 2018.
(f)	payment of $12,766 cash for interest during the quarter ended September 30, 2018
(g)	the conversion of $8,233 of interest due on convertible debt into shares of Regen during the quarter ended September 30, 2018

As of September 30, 2017 we had Other Accrued Expenses of $33,034 and as of September 30, 2018 we had Other Accrued Expenses of $41,243.

The increase in Other Accrued Expenses of approximately 24.8% is attributable to additional reimbursements due by the Company to the Company’s Chief Financial Officer for business expenses incurred by the Company’s Chief Financial Officer in the performance of his duties.

As of September 30, 2018 we had Convertible Notes Payable of $3,058,150 and as of September 30, 2017 we had Convertible Notes Payable of $2,084,000.

The increase in Convertible Notes Payable of approximately 47% is primarily attributable to:

(a)	The issuance during the quarter ended December 31, 2017 of Convertible Debt with a face value of $755,000
(b)	The issuance during the quarter ended March 31, 2018 of Convertible Debt with a face value of $240,000
(c)	The issuance during the quarter ended June 30, 2018 of Convertible Debt with a face value of $114,000
(d)	The issuance during the quarter ended September 30, 2018 of Convertible Debt with a face value of $436,500

Offset by:

(a)	The conversion during the quarter ended December 31, 2017 of $78,000 of convertible debt into common shares.

(b)	The conversion during the quarter ended March 31, 2018 of $53,000 of convertible debt into common shares.

(c)	The cancellation of $85,000 of convertible debt in connection with the cancellation of an $85,000 Note receivable issued to the Company as payment for that convertible debt

(d)	The cancellation of $40,000 of convertible debt in connection with the cancellation of a $40,000 Note receivable issued to the Company as payment for that convertible debt

(e)	The cancellation of $115,000 of convertible debt in connection with the cancellation of a $113,250 Note receivable issued to the Company as payment for that convertible debt.

(f)	The conversion during the quarter ended June 30, 2018 of $87,000 of convertible debt into common shares.

(g)	The conversion during the quarter ended June 30, 2018 of $7,000 of convertible debt into preferred shares.

(h)	The conversion during the quarter ended September 30, 2018 of $189,250 of convertible debt into common shares.

(I)	The conversion during the quarter ended September 30, 2018 of $3,000 of convertible indebtedness into preferred shares.

The September 30, 2018 balance of convertible notes payable was also impacted by the rescission by a noteholder of 3976852 shares issued to the Holder for conversion of interest and principal in accordance with the terms and conditions of the Note.

As of September 30 2018 we had Unearned Income of $68,000 and as of September 30, 2017 we had Unearned Income of $0.

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

As of September 30, 2017 we had a Derivative Liability of $4,234,475 and as of September 30, 2018 we had a Derivative Liability of $ 6,736,607.

The increase in Derivative Liability of 59 % is primarily attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,218,150.

Material Changes in Results of Operations

Revenues from continuing operations were $110,000 for the fiscal year ended September 30, 2017 and $100,000 for the fiscal year ended September 30, 2018. Net losses were$5,839,03 8 for the fiscal year ended September 30, 2017 and $4,715,200 for the same year ended 2018.

The decrease in Net Losses of approximately 19% is primarily attributable to lowered operating costs and derivative expense realized during the twelve months ended September 30, 2018 as compared to the same period ended 2017 partially offset by higher Interest Expense, Interest Expense attributable to Amortization of Beneficial Conversion Features and Loss on Early Extinguishment of Convertible Debt recognized during the year ended September 30, 2018 when compared to the same period ended 2017.

As of September 30 2018 we had $8,019 in cash on hand and current liabilities of $8,673,511 such liabilities consisting of Accounts Payable, Notes Payable, Unearned Income, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized, bank overdraft and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

The Company has historically funded operation through the issuance of securities for cash and intends to continue to meet cash needs through selling its securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain additional financing in the future. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances.

As of December 18,2018 we are not party to any binding agreements which would commit Regen to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regen BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regen BioPharma, Inc. (the “Company”) as of September 30, 2018 and September 30, 2017 and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has minimal revenues, has negative working capital at September 30, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2013

Las Vegas, Nevada

December 20, 2018

Item 8. Financial Statements and Supplementary Data

REGEN BIOPHARMA , INC.
CONSOLIDATED BALANCE SHEET

	As of September 30, 2018	As of September 30, 2017
ASSETS
CURRENT ASSETS
Cash	8,019	269,973
Accounts Receivable	0	0
Note Receivable, Related Party	4,551	4,551
Note Receivable	0	165,000
Prepaid Expenses	8,259	34,427
Accrued Interest Receivable	7,672	4,436
Prepaid Rent	14,270	0
Total Current Assets	42,771	478,387
OTHER ASSETS
Available for Sale Securities	166,247	465,852
Total Other Assets	166,247	465,852
	209,018	944,239
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdarft	203
Accounts payable	80,567	495,749
Notes Payable	227	111,355
Accrued payroll taxes	4,241	857
Accrued Interest	292,094	122,807
Accrued Rent	0	5,000
Accrued Payroll	655,663	590,996
Other Accrued Expenses	41,243	33,034
Due to Investor	20,000	20,000
Due to Investor, Related Party
Derivative Liability	6,736,607	4,234,475
Convertible Notes Payable	774,666	248,890
Unearned Income	68,000
Total Current Liabilities	8,673,511	5,863,164
Long Term Liabilities:
Convertible Notes Payable	656,272	332,409
Convertible Notes Payable, Related Parties	906
Total Long Term Liabilities	657,178	332,409
Total Liabilities	9,330,689	6,195,573

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 139,704,157 issued and outstanding as of September 30, 2017 and 180315107 shares issued and outstanding September 30, 2018	18,030	13,969
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30, 2018 and September 30, 2017 respectively
Series A Preferred 300,000,000 authorized, 140,434,496 and 136,966,617 outstanding as of September 30, 2018 and September 30, 2017 respectively	14,044	13,697
Series AA Preferred $0.0001 par value 600,000 authorized and 50, 000 and 50,000 outstanding as of September 30, 2017 and September 30, 2018, respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and 32,000,000 and 38,000,000 outstanding as of September 30, 2017 and September 30, 2018 respectively	3,800	3,200
Additional Paid in capital	7,517,888	6,642,979
Contributed Capital	728,658	728,658
Retained Earnings (Deficit)	(17,457,044)	(12,741,843)
Accumulated Other Comprehensive Income	52,948	88,000
Total Stockholders' Equity (Deficit)	(9,121,671)	(5,251,335)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	209,018	944,239

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended September 30, 2018	Year Ended September 30, 2017
REVENUES	100,000	110,000

COST AND EXPENSES
Research and Development	374,436	1,149,663
General and Administrative	743,755	822,076
Consulting and Professional Fees	347,592	589,146
Rent	60,000	60,000
Total Costs and Expenses	1,525,783	2,620,885
OPERATING LOSS	(1,425,783)	(2,510,885)

OTHER INCOME & (EXPENSES)
Interest Income	10,234	1,858
Dividend Income	5,741
Other Income		50,872
Refunds of amounts previously paid	96	3,000
Bad Debt Expense		(15,000)
Interest Expense	(259,069)	(98,802)
Interest Expense attributable to
Amortization of Discount	(1,304,288)	(477,262)
Other Than Temporary Impairment Recognized	(270,294)
Derivative Income (Expense)	(1,367,971)	(2,792,819)
Loss On Early Extinguishment of
Convertible Debt	(103,866)
TOTAL OTHER INCOME (EXPENSE)	(3,289,417)	(3,328,153)
NET INCOME (LOSS)	(4,715,200)	(5,839,038)
NET INCOME (LOSS) attributable to common shareholders

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.0310)	(0.0413)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	152,091,330	141,426,429

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended September 30
	2018	2017
Net Income (Loss)	$(4,715,200)	$(5,839,039)
Add:
Unrealized Gains on Securities	92,948	208,000
Less:
Unrealized Losses on Securities	(128,000)	(40,000)
Total Other Comprehensive Income (Loss)	(35,052)	168,000
Comprehensive Income	$(4,750,252)	$(5,671,039)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
Statement of shareholder's equity
For the years ended September 30, 2018 and 2017

	Series A Preferred		Series AA Preferred		Common		Series M Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2016	135,266,697	13,527	30,000	3	139,712,605	13,970			5,639,753	(6,902,812)	728,658	(80,000)	(586,902)
Preferred Stock issued for Cash 11/8/2016	5,000,000	500							112,000				112,500
Common Stock issued for Cash 11/8/2017					5,000,000	500			112,000				112,500
Preferred Stock issued for Cash 11/9/2016	500,000	50							12,450				12,500
Common Stock issued for Cash 11/9/2017					500,000	50			12,450				12,450
Preferred Stock issued for Cash 12/19/2016	9,700,000	970							166,530				167,500
Common Stock issued for Cash 12/19/2016					7,700,000	770			141,730				142,500
Cancellation of Common Shares of Officer 12/27/2016					(7,500,000)	(750)			750
Cancellation of Preferred Shares of Officer 12/30/2016	(2,500,000)	(250)							250
Restricted Stock Award compensation expense recognized during Quarter ended December 31, 2016									5,240				5,240
Beneficial Conversion Feature Recognized during the Quarter Ended December 31, 2016									240,000				240,000
Unrealized Gain on Securities Available for Sale recognized during Quarter ended December 31, 2016												200,000	200,000
Net Loss for the quarter ended December 31, 2016										(560,705)			(560,705)
Balance December 31, 2016	147,966,697	14,797	30,000	3	145,412,605	14,540			6,443,153	(7,463,517)	728,658	120,000	(142,417)
Preferred Stock issued for Cash 1/5/2017	1,000,000	100							12,400				12,500
Common Stock issued for Cash 1/5/2017					1,000,000	100			12,400				12,500
Preferred Stock issued for Cash 3/2/2017	500,000	50							12,450				12,500
Common Stock issued for Cash 3/2/2017					500,000	50			12,450				12,500
Preferred Shares issued for Accrued Salary 3/8/2017			20,000	2					4,998				5,000
Preferred Shares issued for Services 3/8/2017							31,500,000	3,150					3,150
Common Shares issued for Services 3/8/2017					200,000	20			13,380				13,400
Cancellation of Preferred Shares of Officers 3/15/2017	(12,500,000)	(1,250)							1,250
Cancellation of Common Shares of Officer 3/15/2017					(9,000,000)	(900)			900
Restricted Stock Award compensation expense recognized during Quarter ended March 31, 2017									3,340				3,340
Unrealized Gain on Securities Available for Sale recognized during Quarter ended March 31, 2017												8,000	8,000
Net Loss for the quarter ended March 31, 2017										(1,311,594)			(1,311,594)
Balance March 31, 2017	136,966,697	13,697	50,000	5	138,112,605	13,810	31,500,000	3,150	6,516,721	(8,775,111)	728,658	128,000	(1,371,121)
Preferred Shares Issued for Services 6/15/2017							500,000	50					50
Beneficial Conversion Feature Recognized during the Quarter Ended June 30, 2017									75,000				75,000
Unrealized Loss on Securities Available for Sale recognized during Quarter ended June 30, 2017												(8,000)	(8,000)
Net Loss for the quarter ended June 30, 2017										(2,623,407)			(2,623,407)
Balance June 30, 2017	136,966,697	13,697	50,000	5	138,112,605	13,810	32,000,000	3,200	6,591,720	(11,398,518)	728,658	120,000	(3,927,477)
Common Shares issued for Expenses 7/07/2017					308,219	31			12,029				12,060
Common Shares issued for Services 7/24/2017					450,000	45			10,980				11,025
Common Shares issued for Services 8/21/2017					833,333	83			28,250				28,333
Original Issue Discount Recognized During the Quarter Ended 9/30/2017
Unrealized Loss on Securities Available for Sale recognized during Quarter ended September 30, 2017												(32,000)	(32,000)
Net Loss for the quarter ended September 30, 2017										(1,343,333)			(1,343,333)
Balance September 30, 2017	136,966,697	13,697	50,000	5	139,704,157	13,969	32,000,000	3,200	6,642,979	(12,741,843)	728,658	88,000	(5,251,335)
Common Shares issued to Consultant 10/9/2017					2,500,000	250			109,500				109,750
Preferred Shares issued to Consultant 10/11/2017							2,000,000	200					200
Preferred Shares issued to Consultant 11/01/2017							4,000,000	400					400
Common Shares issued for Debt 12/6/2017					3,976,852	398			85,502				85,900
Unrealized Gain on Securities Available for Sale recognized during Quarter ended December 31, 2017												40,000	40,000
Net Loss for the quarter ended December 31, 2017										(2,785,149)			(2,785,149)
Balance December 31 , 2017	136,966,697	13,697	50,000	5	146,181,009	14,617	38,000,000	3,800	6,837,981	(15,526,990)	728,658	128,000	(7,800,232)
Common Shares issued for Debt 1/10/2018					332,955	33			10,376				10,409
Preferred Shares Purchased for Cash 1/29/2018	2,500,000	250							24,750				25,000
Common Shares Purchased for Cash 1/29/2018					2,500,000	250			24,750				25,000
Common Shares issued for Debt 2/6/2018					522,255	52			13,560				13,612
Common Shares issued for Debt 3/6/2018					796,254	80			18,862				18,942
Common Shares issued to Consultant 3/15/2018					250,000	25			7,900				7,925
Common Shares issued for Debt 3/27/2018					744,948	74			12,613				12,687
Unrealized Loss on Securities Available for Sale recognized during Quarter ended March 31, 2018												(19,200)	(19,200)
Net Loss for the quarter ended March 31, 2018										(840,851)			(840,851)
Balance March 31 , 2018	139,466,697	13,947	50,000	5	151,327,421	15,131	38,000,000	3,800	6,950,792	(16,367,844)	728,658	108,800	(8,546,711)
Preferred Shares issued for Debt 4/10/2018	40,080	4							1,038				1,042
Common Shares issued for Debt 4/20/2018					785,237	79			12,681				12,760
Common Shares issued for Debt 4/30/2018					363,597	36			5,163				5,199
Common Shares issued for Debt 5/7/2018					403,583	40			5,206				5,246
Preferred Shares issued for Debt 5/18/2018	108,004	11							2,095				2,106
Preferred Shares issued for Debt 6/1/2018	146,407	15							2,097				2,112
					405,858	41			5,235				5,276
Common Shares issued for Debt 6/11/2018					728,390	73			10,674				10,747
Preferred Shares issued for Debt 6/13/2018	181,018	18							2,099				2,117
Common Shares issued for Debt 6/15/2018					4,712,320	471			58,433				58,904
Unrealized Loss on Securities Available for Sale recognized during Quarter ended June 30, 2018												(18,400)	(18,400)
Net Loss for the quarter ended June 30, 2018										(107,596)			(107,596)
Balance June 30 , 2018	139,942,206	13,994	50,000	5	158,726,406	15,871	38,000,000	3,800	7,055,513	(16,475,440)	728,658	90,400	(8,567,198)
Common Shares issued for Debt 7/11/2018					451,629	45			5,268				5,313
Preferred Shares issued for Debt 7/17/2018	492,290	49							3,150				3,199
Common Shares issued for Debt 7/26/2018					3,630,753	363			37,160				37,523
Common Shares issued for Debt 8/20/2018					7,500,000	750			55,500				56,250
Cancellation of Common Shares					(3,976,852)	(398)			(85,502)				(85,900)
Common Shares issued for Debt 8/24/2018					659,760	66			5,294				5,360
Common Shares issued for Debt 9/13/2018					4,273,504	427			29,573				30,000
Common Shares issued for Debt 9/26/2018					7,720,407	772			53,425				54,197
Common Shares issued for Debt 9/28/2018					1,329,500	133			8,508				8,641
Beneficial Conversion Feature Recognized Quarter Ended September 30, 2018									350,000				350,000
Unrealized Loss on Securities Available for Sale recognized during Quarter ended September 30, 2018												(37,452)	(37,452)
Net Loss for the quarter ended September 30, 2018										(981,602)			(981,602)
Balance September 30, 2018	140,434,496	14,044	50,000	5	180,315,107	18,030	38,000,000	3,800	7,517,888	(17,457,044)	728,658	52,948	(9,121,670)

The Following Notes are an integral part of these Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30, 2018	Year Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	(4,715,200)	(5,839,039)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	600	50
Common Stock issued to Consultants	150,510	52,760
Preferred Stock issued for Compensation		3,150
Preferred Stock issued for expenses		5,000
Common Stock issued for interest	29,722
Preferred Stock Issued For Interest	579
Increase (Decrease) in Interest expense attributable to amortization of Discount	1,304,288	477,262
Increase (Decrease) in Loss on Early Extinguishment of Debt	103,866
Increase in Additional Paid in Capital		8,580
Increase(Decrease) in Recognition of Other than Temporary Impairment	270,294
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	(415,190)	254,991
Increase in Accounts Receivable		83,000
(Increase) Decrease in Interest Receivable	(10,234)	(1,858)
Increase (Decrease) Unearned Income	68,000
Increase (Decrease) in accrued Expenses	247,693	396,740
(Increase) Decrease in Prepaid Expenses	(20,937)	35,478
(Increase) Decrease in Due From Former Employee		15,000
Increase in Derivative Expense	1,367,971	2,792,819
(Increase) Decrease in Notes Receivable	40,000	7,500
Increase in Stock Accepted as Consideration		(185,852)
Net Cash Provided by (Used in) Operating Activities	(1,578,039)	(1,894,419)
Cash Flows from Investment Activities
(Increase) Decrease in Property Dividend	(5,741)
Net Cash Used in Investment Activities	(5,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	25,000	292,500
Preferred Stock issued for Cash	25,000	317,507
Increase ( Decrease) in Notes Payable	(111,128)	(32,093)
Increase in Bank Overdraft	203
Increase in Convertible Notes payable	1,382,750	1,619,000
(Increase ) Decrease in Original Issue Discount		(27,344)
Increase (Decrease) in Due to Shareholder		(50,000)
Increase (Decrease) in Due to Investor	0	20,000
Net Cash Provided by (Used in) Financing Activities	1,321,825	2,139,570

Net Increase (Decrease) in Cash	(261,955)	245,151
Cash at Beginning of Period	269,973	24,822
Cash at End of Period	8,019	269,973

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	321,350
Preferred Shares Issued for Debt	10,000
Cash Paid for Interest	52,432	19,767
Common shares Issued for Interest	29,722
Preferred Shares issued for Interest	579

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Consolidated Financial Statements

As of September 30, 2018

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

The Company analyzes the conversion feature of Convertible Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change. The Company values the embedded derivative using the Black-Scholes pricing model

The Black Scoles pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of September 30, 2018 utilized the following inputs:

Risk Free Interest Rate	2.12 - 2.81%
Expected Term	0.15 - 2.42 Yrs
Expected Volatility	164.93 - 314.37%
Expected Dividends	0

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2018 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the years ended September 30, 2018 and 2017 .

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

 NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $17,457,044 during the period from April 24, 2012 (inception) through September 30, 2018. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the year ended September 30, 2018 the Company raised $50,000 through the sale of equity securities for cash, $1,382,750 through the sale of convertible notes, and $38,000 through the satisfaction of a Note Receivable issued as consideration for a convertible note issued by the Company.

NOTE 4. NOTES PAYABLE

September 30, 2018
David Koos ( Note 8)	227
Notes payable	$227

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $ 6,305. As of September 30, 2018 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2018 is $0.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of September 30 2018 the unamortized discount on the convertible note outstanding is $1,734. As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2018 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2018 is:

(a) $0 if the entire principal amount is converted into common stock

(b) $20,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2018 is :

(a) $0 if the entire principal amount is converted into common stock

(b) $20,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September30, 2018 the unamortized discount on the convertible note outstanding is $1027. As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September, 2018 is :

 (a) $0 if the entire principal amount is converted into common stock

 (b) $20,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $2,671. As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2018 is :

(a) $ 0 if the entire principal amount is converted into common stock

(b)   $20,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $ 2,671 As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2018 is :

(a) $0 if the entire principal amount is converted into common stock

(b)   $20,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $ 2,671 As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2018 is :

(a) $0 if the entire principal amount is converted into common stock

(b) $20,000 if the entire principal amount is converted into Series A Preferred stock

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2018 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2018 is:

(a) $7,200 if the entire principal amount is converted into common stock

(b)   $30,000 if the entire principal amount is converted into Series A Preferred stock

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30 , 2018 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $254,237 was recognized by the Company as of September 30, 2018.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $ 35,994.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $84,745 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $ 12,180.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $169,492 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $23,748

On March 31, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is March 31, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $169,492 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $25,958.

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

As of September 30, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $84,746 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $12,979.

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

As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $169,492 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $25,958.

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

As of September 30, 2018 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $677,966 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $106,751.

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

As of September 30, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $338,983 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $51,872.

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

As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $169,492 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $25,958.

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

As of September 30, 2018 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $508,475 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $86,602.

On June 28, 2017 the Company issued a Convertible Note (“Note”) in the face amount of $79,000 for consideration consisting of $75,000 cash. The Note bears a one time interest charge of 10% of the principal amount of $79,000 and is convertible into the Common Stock of the Company at a price per share equal to the lower of 60% of the lowest trade price in the 25 trading days prior to conversion or 0.0365 however conversions cannot be effected for a price less than $0.01 per common share except in the event of certain breaches of the Terms and Conditions of the Note by the Company. The Note matures 8 months from issuance. The issuance of the Note amounted in a discount of $79,000 which is amortized under the Interest Method over the life of the Note. The Company recognized an Original Issue Discount of $4,000 in connection with the issuance of the Note. On July 7, 2017 the Company issued 308,219 shares of common stock as an origination fee in connection with the issuance of this Note. The common stock, valued at $12,060, was recorded at a discount which is amortized over the life of the Note and was fully amortized as of the quarter ended December 31, 2017. During the quarter ended December 31, 2017 the Company issued 365,741 common shares as payment for interest on the Note and issued 3,611,111 common shares in conversion of $78,000 of principal indebtedness. On August 20, 2018 the holder of the Note (“Holder”) returned 3976852 shares issued to the Holder for conversion of interest and principal for rescission in accordance with the the and conditions of the Note. In accordance with the terms and conditions of the Note the conversion was adjusted to a price per share equal to the lesser of

(a) $0.01,

(b) 60% of the lowest trade price in the 25 trading days prior to conversion, or

(c) the equal of the price of any common shares issued pursuant to an agreement entered into by the Company requiring issuance of securities at a price below $0.01.

As of September 30, 2018 , $30,650 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $30,960 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $79,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2018 $60,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $203,390 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $36,350.

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

As of September 30, 2018 $7,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $5,439 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $0.

On September 7, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of promissory Note payable to the Company (“Note Receivable”) in the amount of 40,000 which was satisfied during the quarter ended June 30, 2018. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is September 7, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

As of September 30, 2018 $40,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $31,080 was recognized by the Company as of September 30 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2018 $30,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $61,538 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $84,746 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $15,967.

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

As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $186,441 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $33,013.

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

As of September 30, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $372,881 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $66,058.

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

As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $186,441 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $33,166.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of September 30 2018, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $186,441 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $33,759.

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

As of September 30, 2018 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $149,152 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $27,043.

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

As of September 30, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $372,881 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $68,065.

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

As of September 30, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $93,220 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $17,541.

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

As of September 30, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $93,220 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $17,541.

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

As of September 30, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $372,881 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $68,065.

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

As of September 30, 2018 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $130,508 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $25,962.

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

As of September 30, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $372,881 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $74,635.

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

As of September 30, 2018 $115,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $107,226 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $23,000.

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

As of September 30, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $186,441 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $36,678.

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

As of September 30, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $93,220 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $19,126.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of September 30, 2018 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $372,881was recognized by the Company as of September 30, 2018. The issuance of the Notes amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Notes. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $80,748.

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

As of September 30, 2018 85,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $79,254 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $47,890.

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

As of September 30, 2018 114,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,242 was recognized by the Company as of September 30, 2018. The issuance of the Note amounted in a discount of $114,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $58,239.

On July 11, 2018 the Company issued a Convertible Note (“Note”) in the face amount of $11,500 to an entity controlled by the Company’s Chief Financial Officer for consideration consisting of $11,500 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 4, 2021. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.01 per common share as of the date which is the earlier of:

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

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Common shares of the Company. The warrants shall have a strike price of $0.01 per share.

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. ..(Note 8)

As of September 30, 2018 $11,500 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $51,111 was recognized by the Company as of September 30, 2018. The issuance of the Notes amounted in a discount of $11,500 which is amortized under the Interest Method over the life of the Notes. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $10,593.

On August 14, 2018 the Company issued a Convertible Note (“Note”) in the face amount of $75,000 for consideration consisting of $71,250 cash and payment on behalf of the Company of 3,750 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is August 13, 2019. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% ( which may be increased to 9.99% upon 60 days written notice by the Holder) of the outstanding shares of the Common Stock of the Company.

The Note may be prepaid with the following penalties:

Time Period	Payment Premium
<=60 days after note issuance	125% of the sum of principal plus accrued interest
>60 days <= 120 days after note issuance	135% of the sum of principal plus accrued interest
>120 days <=180 days afternote·issuance	140% of the sum· of principal plus accrued· interest

This Note may not be prepaid after the 180th day.

As of September 30, 2018 $75,000 of the principal balance of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $101,010 was recognized by the Company as of September 30, 2018. The issuance of the Notes amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Notes. As of September 30, 2018 the unamortized discount on the convertible note outstanding is $65,772.

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). Consideration for the Note consisted of $350,000. A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Note is due and payable 24 months from the effective date.

Zander has the right, at any time after the September 30, 2018, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of Series A Preferred stock of Regen as per this conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the greater of $0.0001 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Zander, at any time prior to selling all of the shares from a conversion, may, for any reason, rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to Regen. ( Note 8)

As of September 30, 2018, 350,000 of the principal amount of the Note remains outstanding.

The issuance of the Note amounted in a beneficial conversion feature of $350,000 which is amortized under the Interest Method over the life of the Note. As of September 30 2018 the unamortized discount on the convertible note outstanding is $350,000. The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2018 is $1,108,333

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Harry Lander serves as President and Chief Scientific Officer of both Regen BioPharma, Inc. and Zander Therapeutics, Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Lander and Caven also serve as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

NOTE 6. NOTES RECEIVABLE

September 30, 2018
Entest Biomedical, Inc. (Note 8)	$4,551

$4,551 lent by the Company to Entest Group, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 7. INCOME TAXES

As of September 30, 2018

Deferred tax assets:
Net operating tax carry forwards	$3,665,979
181Other	-0-
Gross deferred tax assets	3,665,979
Valuation allowance	(3,665,979)
Net deferred tax assets	$-0-

As of September 30 2018 the Company has a Deferred Tax Asset of $3,665,979 completely attributable to net operating loss carry forwards of approximately $17,457,044 (which expire 20 years from the date the loss was incurred).

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

NOTE 8. RELATED PARTY TRANSACTIONS

As of September 30, 2018 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $728,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to the Company by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month.

As of September 30, 2018 Entest Biomedical Inc. is indebted to the Company in the amount of $4,551. $4,551 lent by the Company to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

As of September 30, 2018 the Company is indebted to David R. Koos in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

On February 7, 2018 the Company and Zande agreed to a 10% reduction of Zander’s June 2018 Annual Anniversary Fee obligation if Zander pays such fee on or before February 10, 2018. $90,000 was paid by Zander in satisfaction of the June 2018 Annual Anniversary Fee during the quarter ended March 31, 2018

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Harry Lander serves as President and Chief Scientific Officer of both Regen BioPharma, Inc. and Zander Therapeutics, Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Lander and Caven also serve as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

On July 11, 2018 the Company issued a Convertible Note (“Note”) in the face amount of $11,500 to an entity controlled by the Company’s Chief Financial Officer for consideration consisting of $11,500 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 4, 2021. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.01per common share as of the date which is the earlier of:

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

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Common shares of the Company. The warrants shall have a strike price of $0.01 per share.

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

As of September 30, 2018 $11,500 of the principal amount of the Note remains outstanding.

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). Consideration for the Note consisted of $350,000. A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Note is due and payable 24 months from the effective date.

Zander has the right, at any time after the September 30, 2018, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of Series A Preferred stock of Regen as per this conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the greater of $0.0001 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Zander, at any time prior to selling all of the shares from a conversion, may, for any reason, rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to Regen.

As of September 30, 2018, 350,000 of the principal amount of the Note remains outstanding.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Harry Lander serves as President and Chief Scientific Officer of both Regen BioPharma, Inc. and Zander Therapeutics, Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Lander and Caven also serve as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to the Company by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month.

On November 16, 2018 Regen Biopharma Inc. and Entest Biomedical, Inc. agreed to terminate Regen’s sublease of office space with Entest Biomedical, Inc. effective the rental period commencing November, 2018.

On November 16, 2018 Regen Biopharma, Inc. entered into a sublease agreement with BST Partners (“BST”) whereby Regen Biopharma, Inc. would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $5,000 per month beginning November 1, 2018.

BST is controlled by David Koos, Regen Biopharma, Inc.’s Chairman and Chief Executive Officer.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2018:

Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 180,315,107 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of September 30, 2018, 300,000,000 is designated Series A Preferred Stock of which 140,434,496 shares are outstanding as of September 30, 2018 and 300,000,000 is designated Series M Preferred Stock of which 38,000,000 shares are outstanding as of September 30, 2018.

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

11. INVESTMENT SECURITIES

On September 28, 2015 Zander Theraputics, Inc. caused to be issued to Regen Biopharma, Inc. 8,000,000 of the common shares of Entest Group, Inc in satisfaction of one hundred thousand US dollars ($100,000) to be paid to Regen Biopharma, Inc. by Zander Theraputics, Inc as a license initiation fee.

On May 30, 2017 Zander Therapeutics Inc. caused to be issued to Regen Biopharma, Inc. 83,000 of the nonvoting convertible preferred shares of Entest Group, Inc in satisfaction of eighty three thousand US dollars ($83,000) to be paid to Regen Biopharma, Inc. by Zander Theraputics, Inc as a license fee

On July 19, 2017 Zander Therapeutics Inc. caused to be issued to Regen Biopharma, Inc. 102852 of the nonvoting convertible preferred shares of Entest Group, Inc in satisfaction of $102,852 to be paid to Regen Biopharma, Inc. by Zander Theraputics, Inc .

As of September 30, 2018 the Company recognized an Other than Temporary Impairment of $177,283 on 8,000,000 common shares of Entest Group, Inc. owned by Regen and also recognized an Other than Temporary Impairment of $183,410 on 185,852 shares of the the nonvoting convertible preferred shares of Entest Group, Inc owned by the Company based on the following factors:

(a) The deconsolidation of Entest Group, Inc. and its majority owned subsidiary Zander Therapeutics, Inc. during the quarter ended June 30, 2018 caused Entest Group, Inc. to become a “shell company” as such term is defined in Rule 405 promulgated under the Securities Act of 1933.

(b) An offer made by a third party purchaser to purchase 23,733,334 shares of common stock, 667 shares of Series AA preferred stock, 534 shares of Series AAA Preferred Stock and 1,001,533 shares of Non-Voting Convertible Preferred Stock of Entest Group, Inc. for an aggregate cost of $325,000.

On June 11, 2018 Regen Biopharma, Inc. was paid a property dividend consisting of 470,588 of the common shares of Zander Therapeutics, Inc.

The Company recognized Dividend Income of $5,741 based on the following imputs for Zander Therapeutics, Inc. as of the Dividend Date:

Fair Value of Intellectual Property	1,030
Prepaid Expenses	168,000
Accounts Payable	454,493
Due from Entest	7,357
Accrued Expenses	2,148
Enterprise Value	633,028
Less: Total Debt	(463,998)
Enterprise Value available to Shareholders	169,030
Value Per Share Outstanding	0.012286

On September 30, 2018 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. based on the following imputs

Fair Value of Intellectual Property	1,030
prepaid Expenses	45,941
Convert Note Receivable	350,000
Deriv Asset	1,416,666
Inv Sec	61,250
Accounts Payable	1,342,588

Accrued Expenses	8,435
Enterprise Value	3,225,910
Less: Total Debt	(1,351,023)
Enterprise Value available to Shareholders	1,874,887
Value Per Share	0.124716419

The abovementioned constitute the Company’s sole investment securities as of September 30, 2018.

As of September 30, 2018:

8,000,000	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Losses in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the Year ended September 30, 2018
$192,000	$$105,114	(86885)	$(88,000)

185,852	Nonvoting Convertible Preferred Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the Year ended September 30, 2018
$185,852	$$2,441	0	0

470,588	Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the Year ended September 30, 2018
$5,741	$$58,690	52,948	52,948

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

On June 11, 2018 the Company issued 728,390 of its Common Shares (“Shares”) in satisfaction of $10,000 of convertible indebtedness and $747 of accrued interest due on convertible indebtedness.

On May 18, 2018 the Company issued 4712320 of its Common Shares (“Shares”) in satisfaction of $50,000 of convertible indebtedness and $8904 of accrued interest due on convertible indebtedness.

On July 11, 2018 the Company issued 451,629 of its Common Shares (“Shares”) in satisfaction of $5,000 of convertible indebtedness and $313 of accrued interest due on convertible indebtedness.

On July 26, 2018 the Company issued 3630753 of its Common Shares (“Shares”) in satisfaction of $35,000 of convertible indebtedness and $2523 of accrued interest due on convertible indebtedness.

On August 20, 2018 the Company issued 7,500,000 of its Common Shares (“Shares”) in satisfaction of $56,250 of convertible indebtedness.

On August 24, 2018 the Company issued 659760 of its Common Shares (“Shares”) in satisfaction of $5,000 of convertible indebtedness and $360 of accrued interest due on convertible indebtedness.

On September 13, 2018 the Company issued 4273504 of its Common Shares (“Shares”) in satisfaction of $30,000 of convertible indebtedness.

On September 26, 2018 the Company issued 7720407 of its Common Shares (“Shares”) in satisfaction of $50,000 of convertible indebtedness and $4,197of accrued interest due on convertible indebtedness.

On September 28, 2018 the Company issued 1329500 of its Common Shares (“Shares”) in satisfaction of $8,000 of convertible indebtedness and $641 of accrued interest due on convertible indebtedness.

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

On June 13, 2018 the Company issued 181,018 Series A Preferred Shares (“Shares”) in satisfaction of $2,000 of convertible indebtedness and $117 of accrued interest due on convertible indebtedness

On February 5, 2018 the Company issued 2,500,000 of its Series A Preferred Shares (“Shares”) for cash consideration of $25,000.

On July 17, 2018 the Company issued 492290 of its Series A Preferred Shares (“Shares”) in satisfaction of $3,000 of convertible indebtedness and $199 of accrued interest due on convertible indebtedness.

Issuance of Series M Preferred Shares

On October 11, 2017 the Company issued 2,000,000 shares of its Series M Preferred Stock (“Shares”) as consideration for nonemployee services.

On November 1, 2017 the Company issued 4,000,000 shares of its Series M Preferred Stock (“Shares”) as consideration for nonemployee services.

Cancellation of Common Shares

On August 20, 2018 the Company cancelled 3976852 originally issued for convertible indebtedness in accordance with the terms and conditions of the instrument.

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

The Company has adjusted consulting expenses for the quarter ended March 31, 2018 in the following manner

Consulting Expenses reduced by $750

The aforementioned adjustments have resulted in a decrease in Net Loss for the period ended March 31, 2018 as originally reported of $750.

The Company has adjusted Dividend Income, Research and Development Expenses , and Consulting Expenses for the quarter ended June 30, 2018 in the following manner

(a) Research and Development Expenses for the period have been increased by $2700

(b) Consulting Expenses for the period have been reduced by $2700

(c) Dividend Income for the period has been increased by $5,741

The aforementioned adjustments have resulted in a decrease in Net Loss for the period ended June 30, 2018 as originally reported of $5,741.

NOTE 14. SUBSEQUENT EVENTS.

On October 11, 2018 Regen Biopharma, Inc. amended its Certificate of Incorporation increasing its authorized common shares from 500,000,000 with a par value of 0.0001 to 800,000,000 with a par value of 0.0001.

On October 1, 2018 the Company issued 5,128,20 5 of its common shares in satisfaction of $30,000 of convertible indebtedness.

On October 18, 2018 the Company issued 8,961,988 of its common shares in satisfaction of $30,650of convertible indebtedness.

On October 23, 2018 the Company issued 2,019,140 of its common shares in satisfaction of $7,000 of convertible indebtedness and $612 of interest accrued on convertible indebtedness.

On October 29, 2018 the Company issued 3,015,618of its common shares in satisfaction of $11,000 of convertible indebtedness and $368 of interest accrued on convertible indebtedness.

On November 15, 2018 the Company issued 7,100,591 of its common shares in satisfaction of $30,000 of convertible indebtedness.

On November 28, 2018 the Company issued 29,319,414 of its common shares in satisfaction of $43,288 of convertible indebtedness, $500 in fees and $7,428 of interest accrued on convertible indebtedness.

On11/29/2018 Regen sold 8,000,000 common shares of Entest Group, Inc. and 185,852 of the Non Voting Convertible Preferred Shares of Entest Group, Inc. for total aggregate consideration of $49,858.

On November 29, 2018 received 725,000  shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of interest receivable accrued but unpaid and Prepaid Rent due to the Company by Entest Group, Inc.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2018. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and Todd Caven is the Company’s CFO. They function as the Company’s principal executive officer and principal financial officer respectively.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2018 is based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management believes that, as of September 30, 2018 the Company’s internal control over financial reporting is effective.

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

Education:

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer	Entest Group, Inc	June 19, 2009 to December 10, 2018
Chief Financial Officer, Principal Accounting Officer	Entest Group, Inc	June 19, 2009 to March 31, 2010
Acting Chief Financial Officer, Principal Accounting Officer	Entest Group, Inc	August 8, 2011 to the present
Chairman and Chief Executive Officer	Zander Therapeutics, Inc.	June 18, 2015 to the present
Acting Chief Financial Officer, President	Zander Therapeutics, Inc.	June 18, 2015 to February 2017
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.*	June 14, 2006 (Chairman) to Present; June 19, 2006 (President, CEO and Acting CFO); June 19, 2006 (Secretary) to Present

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

*** Includes 162,000 in salary accrued but unpaid

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

On March 15, 2017 David R. Koos submitted to Regen for cancellation:

(a)	9,000,000 common shares of Regen personally owned by David R. Koos

(b)	2,500,000 of Regen’s Series A Preferred shares personally owned by David R. Koos

On March 15, 2017 Harry Lander submitted to Regen for cancellation 10,000,000 of Regen’s Series A Preferred shares personally owned by Harry Lander.

For the period from October 1, 2017 to September 30, 2018

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO*	From October 1, 2017 to September 30, 2018	$180,000	0		0	0	0
Harry Lander Chief Scientific Officer and President**	From October 1, 2017 to September 30, 2018	$200,004	45,000		0	0	45,000
Todd S Caven Chief Financial Officer ***	From October 1, 2017 to September 30, 2018	$162,000	0		0	0	0

* Does not include $124,000 of unpaid salary accrued paid to Koos

* Includes $16,667 in salary accrued but inpaid

*** Does not include $74,000 of unpaid salary accrued paid to Caven

As of September 30, 2018:

There is a balance of $323,750 of salary accrued but unpaid due to Todd Caven.

There is a balance of $286,000 of salary accrued but unpaid due to David Koos.

There is a balance of $45,162 of salary accrued but unpaid due to Harry Lander.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of December 18, 2017 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

Based on 235,860,063 Common Shares Outstanding as of December 18, 2018

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common	David R. Koos c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942*	31,543,320	13.37%
	Bio Matrix Scientific Group, Inc. 4700 Spring Street, Suite 304, La Mesa, California 91942	29,076,665	12.32%
	Todd Caven c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942**	1,969,334	0.83%

	All Officers and Directors as a Group	33,512,634	14.21%

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

** Includes 227,632 common shares beneficially owned by Saguaro Capital Partners LLC, a company controlled by Todd Caven.

Based on 140,434,496 Series A Preferred Shares Outstanding as of December 18,2018

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series A Preferred	David R. Koos c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942*	16,829,275	11.98%
	Bio Matrix Scientific Group, Inc. 4700 Spring Street, Suite 304, La Mesa, California 91942	2,907,666	2.07%
	Todd Caven c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942**	10,946,933	7.8%
	Harry Lander c/o Regen Biopharma, Inc 4700 Spring Street, Suite 304, La Mesa, California 91942	11,000,000	7.8%
	RGBP Holdings LLC 9962 S Clyde Place Highlands Ranch, CO 80129	8,928,170	6.35%
	Michael and Marie Ouyang 5551 MALIBU DRIVE EDNA, MN 55436	7,928,130	5.64%
	Zander Therapeutics, inc. 4700 Spring Street, Suite 304, La Mesa, California 91942***	3,500,000	2.4%
	All Officers and Directors as a Group	37,911,475	29.98%

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

*** The Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and President of the Company serve in an equivalent capacity at Zander Therapeutics, Inc. The Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and President of the Company serve on the Board of Directors of Zander Therapeutics, Inc.

Based on 50,000 Series AA Preferred Shares Outstanding as of December 18, 2018

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

Based on 38,000,000 Series M Preferred Shares Outstanding as of December 18, 2018

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of September 30, 2018 the Company has received capital contributions from Bio Matrix Scientific Group, Inc (“BMSN”) , a corporation under common control with the Company and which possesses the majority of the voting power of the shares outstanding of the company, totaling $728,658 and has issued 50,010,000 common shares to BMSN for aggregate consideration of $20,090.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to the Company by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month.

On November 16, 2018 Regen Biopharma Inc. and Entest Biomedical, Inc. agreed to terminate Regen’s sublease of office space with Entest Biomedical, Inc. effective the rental period commencing November, 2018.

On November 16, 2018 Regen Biopharma, Inc. entered into a sublease agreement with BST Partners (“BST”) whereby Regen Biopharma, Inc. would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $5,000 per month beginning November 1, 2018.

BST is controlled by David Koos, Regen Biopharma, Inc.’s Chairman and Chief Executive Officer.

As of September 30, 2018 Entest Group Inc. is indebted to the Company in the amount of $4,551. $4,551 lent by the Company to Entest Group Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. Up until December 10, 2018 Entest Group, Inc. and the Company were under common control.

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

As of September 30, 2018 the Company is indebted to David R. Koos in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

On February 7, 2018 the Company and Zande agreed to a 10% reduction of Zander’s June 2018 Annual Anniversary Fee obligation if Zander pays such fee on or before February 10, 2018. $90,000 was paid by Zander in satisfaction of the June 2018 Annual Anniversary Fee during the quarter ended March 31, 2018

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Harry Lander serves as President and Chief Scientific Officer of both Regen BioPharma, Inc. and Zander Therapeutics, Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Lander and Caven also serve as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

On July 11, 2018 the Company issued a Convertible Note (“Note”) in the face amount of $11,500 to an entity controlled by the Company’s Chief Financial Officer for consideration consisting of $11,500 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 4, 2021. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.01per common share as of the date which is the earlier of:

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

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Common shares of the Company. The warrants shall have a strike price of $0.01 per share.

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

As of September 30, 2018 $11,500 of the principal amount of the Note remains outstanding.

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). Consideration for the Note consisted of $350,000. A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Note is due and payable 24 months from the effective date.

Zander has the right, at any time after the September 30, 2018, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of Series A Preferred stock of Regen as per this conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the greater of $0.0001 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Zander, at any time prior to selling all of the shares from a conversion, may, for any reason, rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to Regen.

As of September 30, 2018, 350,000 of the principal amount of the Note remains outstanding.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Harry Lander serves as President and Chief Scientific Officer of both Regen BioPharma, Inc. and Zander Therapeutics, Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Lander and Caven also serve as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

On November 29, 2018 received 725,000  shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of interest receivable accrued but unpaid and Prepaid Rent due to the Company by Entest Group, Inc.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by AMC Auditing for the period beginning October 1, 2017 and ending September 30, 2018:

Audit Fees	$15,046
Audit Related Fees	16,500
Tax Fees	0
All Other Fees	0
$31,546

Audit Fees:  Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:    Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended September 30, 201 8 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

 All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

Item 15. Exhibit Index

EXHIBIT INDEX

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
10.1	$350,000 Convertible Promissory Note *
10.2	Entest Stock Sale Agreement**
10.3	BST Sublease***
10.4	Assignment and Consent

*incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed 10/04/2018

** incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed 11/20/2018

*** incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed 11/20/2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	December 26, 2018

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Chief Financial Officer
Date:	December 26, 2018

