Form 10-Q
period 2018-12-31
Regen BioPharma Inc
filed 2019-02-12
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2018 there were 252,044,737 shares of common stock issued and outstanding.

As of December 31, 2018 there were 140,434,496 shares of Series A Preferred Stock issued and outstanding.

As of December 31, 2018 there were 38,000,000 shares of Series M Preferred Stock issued and outstanding

As of December 31, 2018 there were 50,000 shares of Series AA Preferred Stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED BALANCE SHEET

	As of December 31, 2018 (Unaudited)	As of September 30, 2018
ASSETS
CURRENT ASSETS
Cash	39,095	8,019
Accounts Receivable	0	0
Note Receivable, Related Party	0	4,551
Note Receivable	63,000	0
Prepaid Expenses	0	8,259
Accrued Interest Receivable	5,120	7,672
Prepaid Rent	0	14,270
Total Current Assets	107,215	42,771
OTHER ASSETS
Investment Securities	75,030	166,247
Total Other Assets	75,030	166,247
TOTAL ASSETS	182,245	209,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	266	203
Accounts payable	81,275	80,567
Notes Payable	227	227
Accrued payroll taxes	4,241	4,241
Accrued Interest	345,966	292,094
Accrued Rent	0	0
Accrued Payroll	720,830	655,663
Other Accrued Expenses	41,423	41,243
Due to Investor	20,000	20,000
Due to Investor, Related Party
Derivative Liability	5,982,340	6,736,607
Convertible Notes Payable	792,476	774,666
Unearned Income	11,389	68,000
Total Current Liabilities	8,000,434	8,673,511
Long Term Liabilities:
Convertible Notes Payable	800,801	656,272
Convertible Notes Payable, Related Parties	45,190	906
Total Long Term Liabilities	845,991	657,178
Total Liabilities	8,846,425	9,330,689
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 180,315,107 issued and outstanding as of September 30, 2018 and 800,000,000 authorized and 252,044,737 shares issued and outstanding December 31, 2018	25,203	18,030
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of December 31, 2018 and September 30, 2018 respectively
Series A Preferred 300,000,000 authorized, 140,434,496 outstanding as of September 30, 2018 and December 31, 2018	14,044	14,044
Series AA Preferred $0.0001 par value 600,000 authorized and 50, 000 and 50,000 outstanding as of December 31, 2018 and September 30, 2018, respectively	5
Series M Preferred $0.0001 par value 300,000,000 authorized and and 38,000,000 outstanding as of September 30, 2018 and December 31, 2018 respectively	3,800
Additional Paid in capital	7,690,918	7,517,888
Contributed Capital	728,658	728,658
Retained Earnings (Deficit)	(17,126,808)	(17,457,044)
Accumulated Other Comprehensive Income	0	52,948
Total Stockholders' Equity (Deficit)	(8,664,180)	(9,121,671)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	182,245	209,018

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended December 31, 2018	Quarter Ended December 31, 2017
REVENUES	27,425	0
COST AND EXPENSES
Research and Development	6,594	548,085
General and Administrative	158,902	177,936
Consulting and Professional Fees	45,763	138,564
Rent	15,000	15,000
Total Costs and Expenses	226,259	879,585
OPERATING INCOME (LOSS)	(198,834)	(879,585)
OTHER INCOME & (EXPENSES)
Interest Income	1,302	5,663
Loss on Sale of Securities	(57,697)
Unrealized Gain(Loss) Investment Securities	3,216
Interest Expense	(71,947)	(65,330)
Interest Expense attributable to
Amortization of Discount	(376,270)	(327,652)
Derivative Income (Expense)	948,333	(1,518,244)
TOTAL OTHER INCOME (EXPENSE)	446,937	(1,905,563)

NET INCOME (LOSS)	248,103	(2,785,148)
NET INCOME (LOSS) attributable to common shareholders	145,247	(2,785,148)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	0.0007	(0.0195)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	211,859,383	143,076,861

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Quarter Ended December 31, 2018	Quarter Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	248,103	(2,785,149)
Adjustments to reconcile net Income to net cash		600
Preferred Stock issued to Consultants		60,357
Common Stock issued for interest		5,888
Common Stock issued for Expenses	1,000
Increase (Decrease) in Interest expense attributable to amortization of Discount	376,270	327,652
Increase(Decrease) in Recognition of Other than Temporary Impairment
(Gain) Loss on Sale of Investment Securities	54,481
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	708	66,154
Increase (Decrease) Unearned Income	(27,425)	58,000
Increase (Decrease) in accrued Expenses	128,594	131,651
(Increase) Decrease in Prepaid Expenses	13,259	(5,000)
Increase in Derivative Expense	(948,333)	1,518,244
(Increase) Decrease in Interest Receivable	(1,302)	(5,663)
(Increase) Decrease in Notes Receivable	4,551
Increase(Decrease) in Bank Overdraft	63
Net Cash Provided by (Used in) Operating	(150,032)	(627,265)
Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities	49,858
Net Cash Provided By Investment Activities	49,858
CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in Notes Payable		(6,000)
Increase in Convertible Notes payable	131,250	625,000
(Increase ) Decrease in Original Issue Discount
Net Cash Provided by (Used in) Financing Activities	131,250	619,000

Net Increase (Decrease) in Cash	31,076	(8,265)
Cash at Beginning of Period	8,019	269,973
Cash at End of Period	39,095	261,708

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	169,648	78,000
Preferred Shares Issued for Debt
Cash Paid for Interest	8,520	16,500
Common shares Issued for Interest	9,555	2,012
Preferred Shares issued for Interest

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Consolidated Financial Statements

As of December 31, 2018

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Regen Biopharma , Inc. (“Regen” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended September 30, 2018. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Black Scoles pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of December 31, 2018 utilized the following inputs:

Risk Free Interest Rate	2.44 - 2.63%
Expected Term	0.13 - 1.93 Yrs
Expected Volatility	166.89 – 283.52%
Expected Dividends	0

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2018 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended December 31, 2018 and 2017.

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

As of the fiscal year ending September 30, 2019 the Company has adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

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

As of the fiscal year ending September 30, 2019 the Company has adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company adopted ASU 2016-01 as of the fiscal year ending September 30, 2019.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

 NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $17,126,808 during the period from April 24, 2012 (inception) through December 31, 2018. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the year ended September 30, 2018 the Company raised $50,000 through the sale of equity securities for cash, $1,382,750 through the sale of convertible notes, and $38,000 through the satisfaction of a Note Receivable issued as consideration for a convertible note issued by the Company. During the quarter ended December 31, 2018 the Company raised $131,250 through the issuance of convertible notes.

NOTE 4. NOTES PAYABLE

December 31, 2018
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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $ 2,835. As of December 31, 2018 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2018 is $0.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of December 31 2018 the unamortized discount on the convertible note outstanding is $911. As of December 31, 2018 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2018 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2018 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2018 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $0. As of December 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2018 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $ 0 As of December 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $0. As of December 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2018 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2018 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2018 is 0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31 , 2018 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $230,769 was recognized by the Company as of December 31, 2018.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $ 29,835.

On March 9, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is March 9, 2020. All or part of the principal is convertible at any time at the demand of the On March 13, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is February 24, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $76,923 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $10,127

On March 13, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is February 24, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $153,846 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $19,944.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $153,846 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $19,528.

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

As of December 31, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $76,923 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $10,903.

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

As of December 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $153,846 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $21,806.

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

As of December 31, 2018 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $615,385 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $90,145.

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

As of December 31, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $307,692 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $43,561.

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

As of December 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $153,846 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $21,806.

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

As of December 31, 2018 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $461,538 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $74,033.

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

As of December 31, 2018 $60,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,615 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $31,368

On September 7, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of promissory Note payable to the Company (“Note Receivable”) in the amount of 40,000 which was satisfied during the quarter ended June 30, 2018. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is September 7, 2018. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

As of December 31, 2018 $19,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $14,615 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $0.

On September 7, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $40,000 for consideration consisting of $38,000 cash and payment on behalf of the Company of $2,000 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is September 7, 2018. The Note may be converted into shares of the Series A Preferred stock of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading price of the Series A Preferred Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Preferred A Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

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

As of December 31, 2018 $30,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $10,989 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $76,923 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of  December 31, 2018 the unamortized discount on the convertible note outstanding is $13,891.

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

As of December 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $153,846 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $28,858.

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

As of December 31, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $307,692 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $57,755.

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

As of December 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $153,846 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $29,014.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of December 31, 2018, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $153,846 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $29,698.

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

As of December 31, 2018 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $123,476 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $23,795.

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

As of December 31, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $307,692 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $60,583.

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

As of December 31, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $76,923 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $15,510.

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

As of December 31, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $76,923 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $15,510.

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

As of December 31, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $307,692 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $59,945.

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

As of December 31, 2018 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $107,692 was recognized by the Company as of  December 31, 2018. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $23,120.

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

As of December 31, 2018 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $307,692 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $66,415.

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

As of December 31, 2018 $95,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $66,034 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2018 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $153,846 was recognized by the Company as of  December 31, 2018. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $32,618.

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

As of December 31, 2018 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $76,923 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $16,977.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of December 31, 2018 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $307,692 was recognized by the Company as of December 31, 2018. The issuance of the Notes amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Notes. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $72,536.

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

As of December 31, 2018 4,608 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $3,545 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2018 103,394 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $187,989 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $114,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $20,177.

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

As of December 31, 2018 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $35,384 was recognized by the Company as of December 31, 2018. The issuance of the Notes amounted in a discount of $11,500 which is amortized under the Interest Method over the life of the Notes. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $9,575.

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

As of December 31, 2018 $75,000 of the principal balance of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $113,636 was recognized by the Company as of December 31, 2018. The issuance of the Notes amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Notes. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $47,903.

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

Zander has the right, at any time after the September 30, 2018, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of Series A Preferred stock of Regen as per this conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the greater of $0.0001 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Zander, at any time prior to selling all of the shares from a conversion, may, for any reason, rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to Regen. ( Note 8)

As of December 31, 2018, 350,000 of the principal amount of the Note remains outstanding.

The issuance of the Note amounted in a beneficial conversion feature of $350,000 which is amortized under the Interest Method over the life of the Note. As of December 31 2018 the unamortized discount on the convertible note outstanding is $306,733. The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2018 is $ 130,392

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Harry Lander serves as President and Chief Scientific Officer of both Regen BioPharma, Inc. and Zander Therapeutics, Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Lander and Caven also serve as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

On October 3, 2018 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $63,000 for consideration consisting of $60,000 cash and payment on behalf of the Company of $3,000 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is October 3, 2019. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

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

As of December 31, 2018 $63,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $88,111 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $63,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $47,638.

On October 3, 2018 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $63,000 for consideration consisting of a Note payable to the Company in the amount of $63,000. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is October 3, 2019. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

As of December 31, 2018 $63,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $88,111 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $63,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $47,638.

On October 10, 2018 the Company issued a Convertible Note (“Note”) in the face amount of $75,000 for consideration consisting of $71,250 cash and payment on behalf of the Company of 3,750 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is October 11,  2019. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% ( which may be increased to 9.99% upon 60 days written notice by the Holder) of the outstanding shares of the Common Stock of the Company.

As of December 31, 2018 $75,000 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $113,636 was recognized by the Company as of December 31, 2018. The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2018 the unamortized discount on the convertible note outstanding is $58,401.

NOTE 6. NOTES RECEIVABLE

December 31, 2018
LG Capital Funding LLC.	$63,000

$63,000 lent by the Company to LG Capital Funding LLC (“Note Receivable) is due and payable on June 3, 2019 and simple interest at a rate of 8% per annum.

The Note Receivable is initially secured by a pledge of a $63,000 Note issued to LG Capital Funding LLC by the Company.

NOTE  7. INCOME TAXES

As of December 31, 2018

Deferred tax assets:
Net operating tax carry forwards	$3,596,630
Other	-0-
Gross deferred tax assets	3,596,630
Valuation allowance	(3,596,630)
Net deferred tax assets	$-0-

As of December 31,  2018 the Company has a Deferred Tax Asset of $3,596,630 completely attributable to net operating loss carry forwards of approximately $17,126,808 (which expire 20 years from the date the loss was incurred).

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

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to the Company by BST Partners on a month to month basis beginning November 1 2018. BST Partners is controlled by David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease is on a month to month basis and rent payable to BST Partners by Regen Biopharma Inc is equal to $5,000 per month.

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

As of December 31, 2018 the Company is indebted to David R. Koos in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15%  per annum.

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

On December 17, 2018 Regen Biopharma, Inc.(“Licensor”) , KCL Therapeutics, Inc. (“Assignee”) and Zander Therapeutics, Inc. (“Licensee”) entered into a LICENSE ASSIGNMENT AND CONSENT AGREEMENT whereby, with regards to certain intellectual property which was assigned by Regen Biopharma, Inc.(“Assigned Properties”) to its wholly owned subsidiary KCL Therapeutics, Inc., Licensor hereby transfers and assigns to Assignee all rights, duties, and obligations of Licensor under the Agreement with respect to the Assigned Properties , and Assignee agrees to assume such duties and obligations thereunder and be bound to the terms of the Agreement with respect thereto.

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

As of December 31, 2018 $11,500 of the principal amount of the Note remains outstanding.

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

As of December 31, 2018, 350,000 of the principal amount of the Note remains outstanding.

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

BST is controlled by David Koos, Regen Biopharma, Inc.’s Chairman and Chief Executive Officer.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2018:

Common stock, $ 0.0001 par value; 800,000,000 shares authorized: 252,044,737  shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of December 31, 2018, 300,000,000 is designated Series A Preferred Stock of which 140,434,496 shares are outstanding as of December 31, 2018 and 300,000,000 is designated Series M Preferred Stock of which 38,000,000 shares are outstanding as of December 31, 2018.

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

11. INVESTMENT SECURITIES

On June 11, 2018 Regen Biopharma, Inc. was paid a property dividend consisting of 470,588 of the common shares of Zander Therapeutics, Inc.

On December 31, 2018 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	1,030
Prepaid Expenses	17,777
Accrued Interest Receivable	4,363
Convertible Note Receivable	350,000
Investment Securities	14,700
Derivative Asset	555,555
Accounts Payable	1,363,802
Accrued Expenses	36,051
Enterprise Value	2,343,278
Less: Total Debt	(1,399,853)
Enterprise Value available to shareholders	943,425
Value per share	0.0628

On November 29, 2018 the Company accepted 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of prepaid rent and accrued interest owed to the Company collectively amounting to $13,124.

On December 31, 2018 the Company revalued 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	1,030
Prepaid Expenses	17,777
Accrued Interest Receivable	4,363
Convertible Note Receivable	350,000
Investment Securities	14,700
Derivative Asset	555,555
Accounts Payable	1,363,802
Accrued Expenses	36,051
Enterprise Value	2,343,278
Less: Total Debt	(1,399,853)
Enterprise Value available to shareholders	943,425
Value per share	0.0628

The abovementioned constitute the Company’s sole investment securities as of December 31, 2018.

As of December 31, 2018:

470,588	Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended December 31, 2018
$5,741	$$29,532	$23,791	$(29,157)

725,000	Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended December 31, 2018
$13,124	$$45,498	$32,374	$(32,374)

NOTE 12. STOCK TRANSACTIONS

Issuance of Common Shares

On October 1, 2018 the Company issued 5,128,205 common shares in satisfaction of $30,000 of convertible indebtedness.

On October 18, 2018 the Company issued 8,961,988 common shares in satisfaction of $30,650 of convertible indebtedness.

On October 23, 2018 the Company issued 2,019,940 common shares in satisfaction of $7,000 of convertible indebtedness and 612 of accrued interest on convertible indebtedness.

On October 29, 2018 the Company issued 3,015,618 common shares in satisfaction of $11,000 of convertible indebtedness and 368 of accrued interest on convertible indebtedness.

On November 15, 2018 the Company issued 7,100,591 common shares in satisfaction of $30,000 of convertible indebtedness.

On November 28, 2018 the Company issued 9,198,923 common shares in satisfaction of $20,000 of convertible indebtedness and $1,525 of accrued interest on convertible indebtedness.

On November 28, 2018 the Company issued 10,000,000 common shares in satisfaction of $2,896 of convertible indebtedness , $500 in fees and $5,903 of accrued interest on convertible indebtedness.

On November 28, 2018 the Company issued 10,120,491 common shares in satisfaction of $20,392 of convertible indebtedness.

On December 19, 2018 the Company issued 5,184,674 common shares in satisfaction of $10,000 of convertible indebtedness and $447 of accrued interest on convertible indebtedness.

On December 26, 2018 the Company issued 11,000,000 common shares in satisfaction of $7,710 of convertible indebtedness, $500 in fees and $700 of accrued interest on convertible indebtedness.

NOTE 13. PRIOR PERIOD ADJUSTMENTS

The Company has adjusted consulting expenses for the quarter ended March 31, 2018 in the following manner

Consulting Expenses reduced by $750.

The aforementioned adjustments have resulted in a decrease in Net Loss for the period ended March 31, 2018 as originally reported of $750.

The Company has adjusted Dividend Income, Research and Development Expenses, and Consulting Expenses for the quarter ended June 30, 2018 in the following manner:

(a) Research and Development Expenses for the period have been increased by $2700

(b) Consulting Expenses for the period have been reduced by $2700

(c) Dividend Income for the period has been increased by $5,741

The aforementioned adjustments have resulted in a decrease in Net Loss for the period ended June 30, 2018 as originally reported of $5,741.

NOTE 14. SUBSEQUENT EVENTS

On January 10, 2019 Regen Biopharma, Inc. amended its Certificate of Incorporation increasing its authorized common shares from 800,000,000 with a par value of 0.0001 to 1,800,000,000 with a par value of 0.0001

On January 3, 2019 the Company issued 10585123  Common shares in satisfaction of $4,607 of convertible indebtedness and $9,153 of accrued interest on convertible indebtedness.

On January 9, 2019 the Company issued 10,000,000 of its Series A Preferred Shares Common to an independent consultant in consideration for services.

On January 23, 2019 the Company issued 5774947 Common shares in satisfaction of $6,770  of convertible indebtedness and $362 of accrued interest on convertible indebtedness.

On January 29, 2019 the Company issued 13100000 Common shares in satisfaction of $5,975of convertible indebtedness, $500 in fees and $991 of accrued interest on convertible indebtedness.

On January 22, 2019 the Company issued a convertible note in the face amount of $50,000 (“Front End Note”). Consideration for the Front End Note consisted of $47,500 cash and payment of fees associated with the Front End Note of $2,500. The Front End Note shall accrue simple interest in the amount of 10%. Principal and Accrued Interest is due and payable on January 22, 2020.

The Front End Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% ( which may be increased to 9.99% upon 61 days written notice by the Holder) of the outstanding shares of the Common Stock of the Company.

The Front End Note may be prepaid with the following penalties:

Time Period	Payment Premium
<=60 days after note issuance	125% of the sum of principal plus accrued interest
>60 days <= 120 days after note issuance	135% of the sum of principal plus accrued interest
>120 days <=180 days after note issuance	140% of the sum· of principal plus accrued· interest

This Note may not be prepaid after the 180th day.

On January 22, 2019 the Company issued a convertible note in the face amount of $50,000 (“Back End Note”). Consideration for the Back End Note consisted of a $50,000 Note payable to the Company. The Back End Note shall accrue simple interest in the amount of 10%. Principal and Accrued Interest is due and payable on January 22, 2020.

The Back End Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% ( which may be increased to 9.99% upon 61 days written notice by the Holder) of the outstanding shares of the Common Stock of the Company.

On January 22, 2019 the Company was issued a Note Receivable in the amount of $50,000 as consideration for the aforementioned Back End Note. The Note Receivable is due and payable on September 22, 2019 and bears simple interest at the rate of 10%.

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

Material Changes in Financial Condition

As of September 30, 2018, we had Cash in the amount of $ 8,019 and as of December 31, 2018 we had Cash in the amount of $39,095.

The increase in Cash of approximately 387.53% is primarily attributable to:

Sales by the Company during the quarter ended December 31, 2018 of Convertible Notes for aggregate cash consideration or $131,250.

Sales of Investment Securities held by the Company during the quarter ended December 31, 2018 for aggregate consideration of $49,858.

Satisfaction of a $4,551 Note payable to the Company for cash consideration of $4,551.

Offset by the cost of operating the business of the Company.

As of September 30, 2018 we had Note Receivable due from Related Party of $4,551 and as of December 31, 2018 we had Note Receivable Due from Related Party of 0.

The Decrease in Note Receivable from Related Party is attributable to satisfaction of a $4,551 Note payable to the Company for cash consideration of $4,551.

As of September 30, 2018 we had Note Receivable due from Unrelated Parties of $0 and as of December 31, 2018 we had Note Receivable Due from Unrelated Parties of 63,000.

The increase in Note Receivable due from Unrelated Parties is attributable to the receipt by the Company during the quarter ended December 31, 2018 of a Note Receivable in the face amount of $63,000 as consideration for a Convertible Note Payable in the face amount of $63,000 issued by the Company during the quarter ended December 31, 2018.

As of September 30, 2018 we had Prepaid Expenses of $8,259 and as of December 31, 2018 we had Prepaid Expenses of $0.

The decrease in prepaid Expenses is attributable to :

recognition by the Company of $7,259  of Research and Development expenses which had been paid for in a prior period derecognition by the Company of $1,000 compensation prepaid to a former employee deemed uncollectible by the Company during the quarter ended December 31, 2018

As of December 31, 2018 we had Accrued Interest Receivable of $5,120 and as of September 30, 2018 we had Accrued Interest Receivable of $7,672.

The decrease in Accrued Interest Receivable of approximately 33.2 % is primarily attributable to accrued interest due to the Company but unpaid settled by the receipt by the Company of 250,000 of the Preferred Series M shares of Zander Therapeutics, Inc. in satisfaction of interest receivable accrued but unpaid due to the Company by Entest Group, Inc.

As of September 30, 2018 we had Prepaid Rent of $14,270 and as of December 31, 2018 we had Prepaid Rent of $0.

The decrease in Prepaid Rent is attributable to:

The recognition of rental expense with regards to $5,000 prepaid by the Company

The acceptance by the Company of 475,000 of the Preferred Series M shares of Zander Therapeutics, Inc. in satisfaction of rent prepaid by the Company to Entest Biomedical, Inc.

As of September 30, 2018 we had Investment Securities of $166,247 and as of December 31, 2018 we had Investment Securities of $75,030.

The decrease in Investment Securities of 54.8% is attributable to:

(a)	The sale by the Company of 8,000,000 common shares of Entest Group, Inc. and 185,852 of the nonvoting convertible preferred shares of Entest Group, Inc. for aggregate consideration of $49,858.
(b)	The acceptance by the Company of 725,000 of the Preferred Series M shares of Zander Therapeutics, Inc. in satisfaction of interest receivable accrued but unpaid due to the Company by Entest Group, Inc. and rent prepaid to Entest Biomedical Inc.
(c)	The revaluation as of December 31, 2018 of 725,000 of the Preferred Series M shares of Zander Therapeutics, Inc. owned by the Company as of December 31, 2018
(d)	The revaluation as of December 31, 2018 of 470,588 of the common shares of Zander Therapeutics, Inc. owned by the Company as of December 31, 2018.

As of September 30, 2018 we had a Bank Overdraft of $203 and as of December 31, 2018 we had a Bank Overdraft of $266

The increase in Bank Overdraft of approximately 31% is attributable to withdrawal of money that is greater than the available balance in a bank account maintained by the Company during the quarter ended December 31, 2018.

As of December 31, 2018 we had Accrued Interest Payable of $345,966 and as of September 30, 2018 we had Accrued Interest Payable of $292,094.

The increase in Accrued Interest Payable of 18.44% is primarily attributable to additional interest accrued but unpaid on Convertible Notes issued by the Company during the quarter ended December 31, 2018 offset by:

(a)	The payment of $8,520 of interest accrued but unpaid during the quarter ended December 31, 2018
(b)	The satisfaction of $9,555 of interest accrued but unpaid during the quarter ended December 31, 2018 by the issuance of common stock.

As of September 30, 2018, we had Accrued Payroll of $655,663 and as of December 31, 2018 we had Accrued Payroll of $720,830.

The increase in Accrued Payroll of 9.94% is attributable to:

$8,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended December 31, 2018.

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended December 31, 2018.

$16,667 in salary expense due to the Company’s then President and Chief Scientific Officer incurred but unpaid during the three months ended December 31, 2018.

As of September 30, 2018 we had a Derivative Liability of $6,736,607 and as of December 31, 2018 we had a Derivative Liability of $5,982,340.

The decrease in Derivative Liability of 11.2% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,249,502 outstanding as of December 31, 2018.

As of December 31, 2018 we had unearned income of $11,389 and as of September 30, 2018 we had Unearned Income of $68,000.

The decrease in Unearned Income of approximately 83.25% is attributable to:

(a)	The derecognition of $29,186 of unearned income recognized prior to September 30, 2018 due to adoption the by the Company of FASB ASU 2014-09 beginning in the fiscal year ended September 30, 2019.
(b)	The recognition by the Company during the quarter ended December 31, 2018 of an aggregate of $27,424 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc.

With regards to the aforementioned license, On December 17, 2018 Regen Biopharma, Inc.(“Licensor”) , KCL Therapeutics, Inc. (“Assignee”) and Zander Therapeutics, Inc. (“Licensee”) entered into a LICENSE ASSIGNMENT AND CONSENT AGREEMENT whereby, with regards to certain intellectual property which was assigned by Regen Biopharma, Inc.(“Assigned Properties”) to its wholly owned subsidiary KCL Therapeutics, Inc., Licensor hereby transfers and assigns to Assignee all rights, duties, and obligations of Licensor under the Agreement with respect to the Assigned Properties , and Assignee agrees to assume such duties and obligations thereunder and be bound to the terms of the Agreement with respect thereto.

Material Changes in Results of Operations

Revenues from continuing operations were $27,425 for the quarter ended December 31, 2018 and $0 for the same period ended 2017. $27,425 of revenue recognized during the quarter ended December 31, 2018 consisted of $24,931 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized during the quarter ended December 31, 2018 pursuant to the same license.

With regards to the aforementioned license, On December 17, 2018 Regen Biopharma, Inc.(“Licensor”) , KCL Therapeutics, Inc. (“Assignee”) and Zander Therapeutics, Inc. (“Licensee”) entered into a LICENSE ASSIGNMENT AND CONSENT AGREEMENT whereby, with regards to certain intellectual property which was assigned by Regen Biopharma, Inc.(“Assigned Properties”) to its wholly owned subsidiary KCL Therapeutics, Inc., Licensor hereby transfers and assigns to Assignee all rights, duties, and obligations of Licensor under the Agreement with respect to the Assigned Properties , and Assignee agrees to assume such duties and obligations thereunder and be bound to the terms of the Agreement with respect thereto.

$24,931 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized during the quarter ended December 31, 2018 pursuant to the same license were recognized as revenues by the Company during the quarter ended December 31, 2018 as a result of the adoption by the Company during that quarter of FASB ASU 2014-09 .

Net income was $248,103 for the quarter ended December 31, 2018 as opposed to a loss of $2,785,148 for the same period ended 2017. Significant factors contributing to the difference were:

(a)	The recognition of derivative income of $948,333 during the quarter ended December 31, 2018 as compared to a derivative loss of $1,518,244 recognized during the same quarter ended 2017.
(b)	Recognition of Revenues from continuing operations were $27,425 for the quarter ended December 31, 2018 resulting from the Company’s adoption of FASB ASU 2014-09.
(c)	Research and Development expenses of $548,085 recognized during the quarter ended December 31, 2017 as opposed to $6594 of Research and Development expenses recognized during the quarter ended December 31, 2018.

As of December 31, 2018 we had $39,095 in cash on hand and current liabilities of $8,000,434 such liabilities consisting of Accounts Payable, Notes Payable, Unearned Income, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized, bank overdraft and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

During the quarter ended December 31, 2018 the Company raised $131,250 cash through the issuance of convertible notes and $49,858 through the sale of investment securities owned by the Company.

As of December 31, 2018 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of David Koos, who is the Company’s Principal Executive Officer and Principal Financial Officer and Todd S. Caven who is the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October  1, 2018 and ending on December 31, 2018, David Koos, who serves as the Company’s Principal Executive Officer and Principal Financial Officer and Todd S. Caven, who serves as the Company’s Chief Financial Officer, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Shares

On October 1, 2018 the Company issued 5,128,205 common shares in satisfaction of $30,000 of convertible indebtedness.

On October 18, 2018 the Company issued 8,961,988 common shares in satisfaction of $30,650 of convertible indebtedness.

On October 23, 2018 the Company issued 2,019,940 common shares in satisfaction of $7,000 of convertible indebtedness and 612 of accrued interest on convertible indebtedness.

On October 29, 2018 the Company issued 3,015,618 common shares in satisfaction of $11,000 of convertible indebtedness and 368 of accrued interest on convertible indebtedness.

On November 15, 2018 the Company issued 7,100,591 common shares in satisfaction of $30,000 of convertible indebtedness.

On November 28, 2018 the Company issued 9,198,923 common shares in satisfaction of $20,000 of convertible indebtedness and $1,525 of accrued interest on convertible indebtedness.

On November 28, 2018 the Company issued 10,000,000 common shares in satisfaction of $2,896 of convertible indebtedness , $500 in fees and $5,903 of accrued interest on convertible indebtedness.

On November 28, 2018 the Company issued 10,120,491 common shares in satisfaction of $20,392 of convertible indebtedness.

On December 19, 2018 the Company issued 5,184,674 common shares in satisfaction of $10,000 of convertible indebtedness and $447 of accrued interest on convertible indebtedness.

On December 26, 2018 the Company issued 11,000,000 common shares in satisfaction of $7,710 of convertible indebtedness, $500 in fees and $700 of accrued interest on convertible indebtedness.

On January 3, 2019 the Company issued 10585123  Common shares in satisfaction of $4,607 of convertible indebtedness and $9,153 of accrued interest on convertible indebtedness.

On January 23, 2019 the Company issued 5774947 Common shares in satisfaction of $6,670  of convertible indebtedness and $362 of accrued interest on convertible indebtedness.

On January 29, 2019 the Company issued 13100000 Common shares in satisfaction of $5,975of convertible indebtedness, $500 in fees and $991of accrued interest on convertible indebtedness.

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

Preferred Shares

On January 9, 2019 the Company issued 10,000,000 of its Series A Preferred Shares Common to an independent consultant in consideration for services.

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

Convertible Notes

On October 3, 2018 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $63,000 for consideration consisting of $60,000 cash and payment on behalf of the Company of $3,000 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is October 3, 2019. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

On October 3, 2018 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $63,000 for consideration consisting of a Note payable to the Company in the amount of $63,000. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is October 3, 2019. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

On October 10, 2018 the Company issued a Convertible Note (“Note”) in the face amount of $75,000 for consideration consisting of $71,250 cash and payment on behalf of the Company of 3,750 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is October 11,  2019. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% ( which may be increased to 9.99% upon 60 days written notice by the Holder) of the outstanding shares of the Common Stock of the Company.

On January 22, 2019 the Company issued a convertible note in the face amount of $50,000 (“Front End Note”). Consideration for the Front End Note consisted of $47,500 cash and payment of fees associated with the Front End Note of $2,500. The Front End Note shall accrue simple interest in the amount of 10%. Principal and Accrued Interest is due and payable on January 22, 2020.

The Front End Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% ( which may be increased to 9.99% upon 61 days written notice by the Holder) of the outstanding shares of the Common Stock of the Company.

On January 22, 2019 the Company issued a convertible note in the face amount of $50,000 (“Back End Note”). Consideration for the Back End Note consisted of a $50,000 Note payable to the Company. The Back End Note shall accrue simple interest in the amount of 10%. Principal and Accrued Interest is due and payable on January 22, 2020.

The Back End Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% ( which may be increased to 9.99% upon 61 days written notice by the Holder) of the outstanding shares of the Common Stock of the Company.

Use of Proceeds

With regard to all securities sold for cash consideration described above, Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

On January 22, 2019 Dr. Harry Lander, the President and Chief Scientific Officer of Regen Biopharma, Inc. resigned from his positions as President and Chief Scientific Officer of Regen Biopharma, Inc. (the “Company”).

On January 23, 2018 Dr. Lander and the KCL Therapeutics, Inc (“KCL”) entered into an agreement (“Agreement”) whereby Dr. Lander agreed to provide services as KCL’s Senior Scientific Consultant.  Pursuant to the Agreement, Dr. Lander will assist KCL with its development of therapies involving checkpoint NR2F6 therapies.

The term of the Agreement is from January 25, 2019 to January 24, 2022 and may be extended by mutual consent. Sole consideration to Dr. Lander for services to be provided pursuant to the Agreement shall be the issuance to Dr. Lander by KCL of 5,000,000 shares of KCL’s common stock. As of January 25, 2019 KCL is a wholly owned subsidiary of the Company.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
10.1	Form of Convertible Note $63,000
10.2	Form of Convertible Note $63,000
10.3	Form of Convertible Note $75,000
10.4	Form of Note Receivable $63,000
10.5	Form of Convertible Note $50,000
10.6	Form of Convertible Note $50,000
10.7	Form of Note Receivable $50,000
10. 8	Agreement with Harry Lander*

* incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed 1/25/2019

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 1, 2019.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	February 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 1, 2019.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	February 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 1, 2019.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Financial Officer
Date:	February 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 1, 2019.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Accounting Officer
Date:	February 11, 2019

