Form 10-Q
period 2019-03-31
Regen BioPharma Inc
filed 2019-08-29
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 26, 2019 there were 571,484,406 shares of common stock issued and outstanding.

As of August 26, 2019 there were 348,220,210 shares of Series A Preferred Stock issued and outstanding.

As of August 26, 2019 there were 38,000,000 shares of Series M Preferred Stock issued and outstanding

As of August 26, 2019 there were 50,000 shares of Series AA Preferred Stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of
	March 31, 2019	September 30, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$15,090	$8,019
Accounts Receivable, Related Party	16,035	0
Note Receivable, Related Party	0	4,551
Note Receivable	0	0
Prepaid Expenses	101	8,259
Accrued Interest Receivable	(0)	7,672
Prepaid Rent	0	14,270
Total Current Assets	31,226	42,771

OTHER ASSETS
Investment Securities	12,667	166,247
Total Other Assets	12,667	166,247
TOTAL ASSETS	$43,893	$209,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$266	$203
Accounts payable	78,707	80,567
Notes Payable, Related Party	8,727	227
Accrued payroll taxes	4,241	4,241
Accrued Interest	390,251	292,094
Accrued Rent	0	0
Accrued Payroll	806,158	655,663
Other Accrued Expenses	41,423	41,243
Due to Investor	20,000	20,000
Derivative Liability	5,679,959	6,736,607
Convertible Notes Payable Less $347,041 of unamortized discount	942,397	774,666
Unearned Income	0	68,000
Total Current Liabilities	7,972,129	8,673,511
Long Term Liabilities:
Convertible Notes Payable less $680,138 of unamortized discount	804,762	656,272
Convertible Notes Payable, Related Parties Less $272,026 of unamortized discount	89,474	906
Total Long Term Liabilities	894,236	657,178
Total Liabilities	8,866,365	9,330,689

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 180,315,107 issued and outstanding as of September 30, 2018 and 1,800,000,000 authorized and 377,115,053 shares issued and outstanding March 31, 2019	37,710	18,030
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of March 31, 2019 and September 30, 2018 respectively
Series A Preferred 300,000,000 authorized, 140,434,496 and 150,434,496 outstanding as of September 30, 2018 and March 31, 2019	15,044	14,044
Series AA Preferred $0.0001 par value 600,000 authorized and 50, 000 and 50,000 outstanding as of March 31, 2019 and September 30, 2018, respectively	5
Series M Preferred $0.0001 par value 300,000,000 authorized and and 38,000,000 outstanding as of September 30, 2018 and March 31, 2019 respectively	3,800	3,800
Additional Paid in capital	7,848,424	7,517,888
Contributed Capital	728,658	728,658
Retained Earnings (Deficit)	(17,459,047)	(17,457,044)
Accumulated Other Comprehensive Income	0	52,948
Shareholders Equity Regen Biopharma	(8,825,406)	(9,121,671)
Non Controlling Interest KCL Therapeutics	2,934	0
Total Stockholders' Equity (Deficit)	(8,822,472)	(9,121,671)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$43,893	$209,018

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
REVENUES
Revenues, Related Party	$27,425	$0	$54,849	$0

COST AND EXPENSES
Research and Development	1,346	71,948	7,940	620,033
General and Administrative	126,514	220,305	285,416	398,241
Consulting and Professional Fees	115,357	140,419	161,120	278,983
Rent	15,000	15,000	30,000	30,000
Total Costs and Expenses	258,217	447,672	484,476	1,327,257

OPERATING INCOME (LOSS)	(230,793)	(447,672)	(429,627)	(1,327,257)

OTHER INCOME & (EXPENSES)
Interest Income	0	3,881	1,302	9,544
Loss on Sale of Securities	0	0	(57,697)	0
Unrealized Gain(Loss) Investment Securities	(62,363)	0	(59,147)	0
Interest Expense	(66,628)	(65,145)	(138,575)	(130,475)
Refunds of amounts previously paid	115	0	115	0
Interest Expense attributable to
Amortization of Discount	(301,830)	(324,384)	(678,100)	(652,036)
Loss on Early Extinguishment Convertible Debt	0	(41,566)	0	(41,566)
Bad Debt Expense	(118,121)		(118,121)
Derivative Income (Expense)	447,381	(255,968)	1,395,714	(1,774,213)
TOTAL OTHER INCOME (EXPENSE)	(101,446)	(683,181)	345,492	(2,588,746)

NET INCOME (LOSS)	$(332,238)	$(1,130,853)	$(84,135)	$(3,916,003)
Less:Net (Income) Loss attributable to KCL, Therapeutics, Inc.	(2,500)		(2,500)
NET INCOME (LOSS) attributable to common shareholders	(334,738)	(1,130,853)	(86,635)	(3,916,003)

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	($0.0011)	($0.0078)	($0.0003)	($0.0269)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	295,684,600	145343881	255,155,894	145814742

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
Condensed Consolidated Statement of shareholder's deficit
Six Months Ended March 31, 2018
(unaudited)

	Series A Preferred		Series AA Preferred		Common		Series M Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive	Noncontrolling Interest	Total
Balance September 30, 2017	136,966,697	$13,697	50,000	$5	139,704,157	$13,969	32,000,000	$3,200	$6,642,979	$(12,741,843)	$728,658	$88,000	$0	$(5,251,335)
Common Shares issued to Consultant 10/9/2017					2,500,000	250			109,500					109,750
Preferred Shares issued to Consultant 10/11/2017							2,000,000	200						200
Preferred Shares issued to Consultant 11/01/2017							4,000,000	400						400
Common Shares issued for Debt 12/6/2017					3,976,852	398			85,502					85,900
Unrealized Gain on Securities Available for Sale recognized during Quarter ended December 31, 2017												40,000		40,000
Net Loss for the quarter ended December 31, 2017										(2,785,149)				(2,785,149)
Balance December 31 , 2017	136,966,697	13,697	50,000	5	146,181,009	14,617	38,000,000	3,800	6,837,981	(15,526,990)	728,658	128,000	0	(7,800,232)
Common Shares issued for Debt 1/10/2018					332,955	33			10,376					10,409
Preferred Shares Purchased for Cash 1/29/2018	2,500,000	250							24,750					25,000
Common Shares Purchased for Cash 1/29/2018					2,500,000	250			24,750					25,000
Common Shares issued for Debt 2/6/2018					522,255	52			13,560					13,612
Common Shares issued for Debt 3/6/2018					796,254	80			18,862					18,942
Common Shares issued to Consultant 3/15/2018					250,000	25			7,900					7,925
Common Shares issued for Debt 3/27/2018					744,948	74			12,613					12,687
Unrealized Loss on Securities Available for Sale recognized during Quarter ended March 31, 2018												(19,200)		(19,200)
Net Loss for the quarter ended March 31, 2018										(840,851)				(840,851)
Balance March 31 , 2018	139,466,697	13,947	$50,000	5	151,327,421	$15,131	38,000,000	$3,800	$6,950,792	$(16,367,844)	$728,658	$108,800	$0	(8,546,711)

The following Notes are an integral Part of these Condensed Financial Statements

REGEN BIOPHARMA , INC.
Condensed Consolidated Statement of Shareholder's Deficit
Six Months Ended March 31, 2019
(unaudited)

	Series A Preferred		Series AA Preferred		Common		Series M Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive	Noncontrolling Interest	Total
Balance September 30, 2018	140,434,496	$14,044	50,000	$5	180,315,107	$18,030	38,000,000	$3,800	$7,517,888	$(17,457,044)	$728,658	$52,948	$0	$(9,121,670)
5,128,205 shares issued for debt - 10/1/2018					5,128,205	513			29,487					30,000
8,961,988 shares issued for debt - 10/18/2018					8,961,988	896			29,754					30,650
2,019,140 shares issued for debt -10/23/2018					2,019,140	202			7,410					7,612
3,015,618 shares issued for debt - 10/29/2018					3,015,618	302			11,066					11,368
7,100,591 shares issued for debt - 11/15/2018					7,100,591	710			29,290					30,000
9,198,923 shares issued for debt - 11/28/2018					29,033,181	2,903			47,813					50,716
286,232 shares issued for expenses - 11/28/2018					286,232	29			471					500
5,184,674 shares issued for debt - 12/19/2018					5,184,674	518			9,929					10,447
617,283 shares issued for expenses - 12/26/2018					617,283	62			438					500
10,382,717 shares issued for debt - 12/26/2018					10,382,717	1,038			7,372					8,410
Derecognition of Accumulated Other Comprehensive Income										52,948		(52,948)		0
Adjustment for Adoption ASU 2014 -09										29,186				29,186
Net Income for the Quarter Ended December 31, 2018										248,103				248,103
Balance 12/31/2018	140,434,496	14,044	50,000	5	252,044,737	25,203	38,000,000	3,800	7,690,918	(17,126,807)	728,658	0	0	(8,664,180)
10,585,123 shares issued for debt - 1/3/2019					10,585,123	1,059			12,692					13,751
10,000,000 shares issued for services - 1/9/2018	10,000,000	1,000							48,000					49,000
5,774,947 shares issued for debt - 1/23/2019					5,774,947	577			6,555					7,132
877,310 shares issued for expenses - 1/25/2019					877,310	88			412					500
12,222,690 shares issued for debt - 1/25/2019					12,222,690	1,222			5,744					6,966
10,473,668 shares issued for debt - 2/11/2019					10,473,668	1,047			11,887					12,934
Shares of subsidiary issued for services - 2/13/2019									441					441
13,821,193 shares issued for debt - 2/15/2019					13,821,193	1,382			14,374					15,756
13,790,783 shares issued for debt - 2/19/2019					13,790,783	1,379			18,341					19,720
8,004,463 shares issued for debt - 3/1/2019					8,004,463	800			7,844					8,644
694,508 shares issued for expenses 3/4/2019					694,508	69			431					500
14,305,492 shares issued for debt - 3/4/2019					14,305,492	1,431			8,868					10,299
833,449 shares issued for expenses 3/19/2019					833,449	83			417					500
27,377,166 shares issued for debt - 3/19/2019					27,377,166	2,738			19,766					22,504
6,309,524 shares issued for debt - 3/22/2019					6,309,524	631			4,669					5,300
Adjustment for noncontrolling Interest KCL Therapeutics, Inc.									(2,934)				2,934	0
Net Loss for Quarter Ended March 31 2019										(332,238)				(332,238)
Balance March 31 2019	150,434,496	$15,044	50,000	$5	377,115,053	$37,710	38,000,000	$3,800.00	$7,848,424	$(17,459,047)	$728,658	$0	$2,934	$(8,822,472)

The following Notes are an integral Part of these Condensed Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(84,135)	$(3,916,003)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	49,000	600
Common Stock issued to consultants	0	132,164
Common Stock issued for interest	0	5,888
Subsidiary Stock issued to consultants	46	0
Subsidiary Stock issued as compensation	294	0
Common Stock issued for Expenses	2,500	0
Increase (Decrease) in Interest expense attributable to amortization of Discount	678,100	652,036
(Gain) Loss on Sale of Investment Securities	57,697	0
Increase(Decrease) in Loss on early extinguishment of debt	0	41,566
Changes in operating assets and liabilities:
Unrealized (Gain) Loss on Investment Securities	59,147
Increase (Decrease) in Accounts Payable	(1,864)	(132,039)
increase (Decrease) Unearned Income	(38,814)	168,000
(Increase) Decrease in Accounts Receivable	(16,035)	0
Increase (Decrease) in accrued Expenses	277,550	262,239
(Increase) Decrease in Prepaid Expenses	13,259	(10,000)
Increase in Derivative Expense	(1,395,714)	1,774,213
(Increase) Decrease in Interest Receivable	(1,303)	(9,544)
(Increase) Decrease in Notes Receivable	4,551	0
Increase (Decrease) in Bad Debt Expense	118,121
Increase (Decrease) in Bank Overdraft	63	109
Net Cash Provided by (Used in) Operating Activities	(277,537)	(1,030,771)

Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities	49,858	0
Net Cash Provided By Investment Activities	49,858	0

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	0	25,000
Preferred Stock issued for Cash	0	25,000
Increase (Decrease) in Notes Payable	8,500	(108,128)
Increase in Convertible Notes payable	226,250	850,000
Net Cash Provided by (Used in) Financing Activities	234,750	791,872

Net Increase (Decrease) in Cash	7,071	(238,899)

Cash at Beginning of Period	8,019	269,973

Cash at End of Period	$15,090	$31,074

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	273,311	131,000
Preferred Shares Issued for Debt
Cash Paid for Interest	11,520	29,307
Common shares Issued for Interest	28,898	4,662
Preferred Shares issued for Interest

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019

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

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of KCL Therapeutics, Inc., a Nevada corporation and majority owned subsidiary of Regen. Significant inter-company transactions have been eliminated. As of March 31, 2019 Regen owns 82.35% of KCL Therapeutics, Inc.

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

G. DERIVATIVE LIABILITIES

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

The Black Scoles pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of March 31, 2019 utilized the following inputs:

Risk Free Interest Rate	2.33%
Expected Term	0.01 – 2.1 Yrs
Expected Volatility	168.66 – 273.20%
Expected Dividends	0

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2019 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended March 31, 2019 and 2018.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $17,459,047 during the period from April 24, 2012 (inception) through March 31, 2019. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the year ended September 30, 2018 the Company raised $50,000 through the sale of equity securities for cash, $1,382,750 through the sale of convertible notes, and $38,000 through the satisfaction of a Note Receivable issued as consideration for a convertible note issued by the Company. During the quarter ended December 31, 2018 the Company raised $131,250 through the issuance of convertible notes. During the quarter ended March 31, 2019 the Company raised $95,000 through the issuance of convertible notes

NOTE 4. NOTES PAYABLE , RELATED PARTY

March 31, 2019
David Koos ( Note 7)	227
Zander Therapeutics, Inc. (Note 7)	8500
Notes Payable, Related Parties	$8727

$227 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

As of March 31, 2019 Regen Biopharma Inc. is indebted to ZanderTheraputics, Inc. (“Zander) in the amount of $8,500.

On January 10, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable January 10, 2020.

On January 14, 2019 Zander loaned $2,000 to Regen. The loan bears simple interest at 10% and is due and payable January 14, 2020.

On January 17, 2019 Zander loaned $1,500 to Regen. The loan bears simple interest at 10% and is due and payable January 17, 2020.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Caven also serve as a Director of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Caven also serve as a Director of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications. All of Zander, Regen and KCL Therapeutics are agreeable that Zander shall be permitted at its option to apply any unpaid overdue liability of Regen ( including any and all accrued interest on promissory notes) towards any Anniversary fees and/or Minimum Royalties that may be payable by Zander pursuant to that license agreement originally entered into by Zander and Regen on June 23, 2015 ( Note 7). As of June 30, 2019 Regen is indebted to Zander in the principal amount of $56,900.

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

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of March 31, 2019 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2019 is $0.

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

Upon closing of a Transaction Event the Lender shall receive 0 .10% ( one tenth of one percent) of the consideration actually received by the Company from an unaffiliated third party as a result of the closing of a Transaction Event.

“Transaction Event” shall mean either of:

(a)	The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party
(b)	The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of March 31 2019 the unamortized discount on the convertible note outstanding is $0. As of March 31, 2019 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2019 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of March 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of March 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $0. As of March 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $ 0 As of March 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $0. As of March 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of March 31, 2019 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2019 is 0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31 , 2019 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $214,285 was recognized by the Company as of March 31, 2019.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $ 23,677.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $71,248 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $8,074.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $142,857 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of march 31, 2019 the unamortized discount on the convertible note outstanding is $15,769.

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

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $142,857 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $15,422.

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

As of March 31, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $71,429 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $8,827.

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

As of March 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $142,857 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $17,655.

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

As of March 31, 2019 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $571,429 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $73,540.

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

As of March 31, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $285,714 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $35,251.

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

As of March 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $142,857 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $17,655.

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

As of March 31, 2019 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $428,571 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $61,464.

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

As of March 31, 2019 $60,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $171,429 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $16,386.

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

As of March 31, 2019 $30,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $14,286 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $0.

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

As of March 31, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $71,429 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of  March 31, 2019 the unamortized discount on the convertible note outstanding is $11,815.

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

As of March 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $142,857 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $24,703.

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

As of March 31, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $285,714 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $49,452.

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

As of March 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $142,857 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $24,863.

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

As of March 31, 2019, 2017 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $142,857 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $25,638.

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

As of March 31, 2019 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $114,285 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $20,547.

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

As of March 31, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $285,714 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $52,463.

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

As of March 31, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $71,249 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $13,480.

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

As of March 31, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $71,249 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $13,480.

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

As of March 31, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $285,714 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $51,824.

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

As of March 31, 2019 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of  March 31, 2019. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $20,278.

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

As of March 31, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $258,714 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $58,394.

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

As of March 31, 2019 $63,700 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $70,000 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $0.

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

As of March 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $142,857 was recognized by the Company as of  March 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $28,558.

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

As of March 31, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $71,248 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $14,828.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of March 31, 2019 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $285,714 was recognized by the Company as of March 31, 2019. The issuance of the Notes amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Notes. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $64,324.

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

As of March 31, 2019 $82,838 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $138,063 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $114,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note.(Note 8)

As of March 31, 2019 $11,500 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $32,857 was recognized by the Company as of March 31, 2019. The issuance of the Notes amounted in a discount of $11,500 which is amortized under the Interest Method over the life of the Notes. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $8,557.

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

As of March 31, 2019 $46,800 of the principal balance of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $65,000 was recognized by the Company as of March 31, 2019. The issuance of the Notes amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Notes. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $30,035.

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

Zander has the right, at any time after the September 30, 2018, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of Series A Preferred stock of Regen as per this conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the greater of $0.0001 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Zander, at any time prior to selling all of the shares from a conversion, may, for any reason, rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to Regen. ( Note 8)

As of March 31, 2019, 350,000 of the principal amount of the Note remains outstanding.

The issuance of the Note amounted in a beneficial conversion feature of $350,000 which is amortized under the Interest Method over the life of the Note. As of March 31 2019 the unamortized discount on the convertible note outstanding is $262,859. The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2019 is $ 308,602

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, and Caven also serve as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

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

As of March 31, 2019 $63,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $80,769 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $63,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $31,931.

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

As of March 31, 2019 $63,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $80,769 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $63,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $31,931.

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

As of March 31, 2019 $75,000 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $104,166 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $39,754.

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

As of March 31, 2019 $50,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $69,444 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $40,684

On January 22, 2019 the Company issued a convertible note in the face amount of $50,000 (“Back End Note”). Consideration for the Back End Note consisted of a $50,000 Note payable to the Company. The Back End Note shall accrue simple interest in the amount of 10%. Principal and Accrued Interest is due and payable on January 22, 2020.

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

As of March 31, 2019 $50,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $69,444 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $40,684

On February 15, 2019 the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $47,500 cash and payment on behalf of the Company of $2,500 of expenses incurred in connection with the issuance of the Note. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% ( which may be increased to 9.99% upon 61 days written notice by the Holder) of the outstanding shares of the Common Stock of the Company.

The Note may be prepaid with the following penalties:

Time Period	Payment Premium
<=90 days after note issuance	135% of the sum of principal plus accrued interest

This Note may not be prepaid after the 90th day.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $69,444 was recognized by the Company as of March 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2019 the unamortized discount on the convertible note outstanding is $43,973

NOTE 6. NOTES RECEIVABLE

March 31, 2019
LG Capital Funding LLC.	$63,000

$63,000 lent by the Company to LG Capital Funding LLC (“Note Receivable) is due and payable on June 3, 2019 and simple interest at a rate of 8% per annum.

The Note Receivable is initially secured by a pledge of a $63,000 Note issued to LG Capital Funding LLC by the Company

Adar Alef LLC.	$50,000

$50,000 lent by the Company to Ader Alef LLC (“Note Receivable) is due and payable on September 22, 2019 and simple interest at a rate of 10% per annum.

The Note Receivable is initially secured by a pledge of a $50,000 Note issued to Adar Alef LLC LLC by the Company.

Both of the abovementioned Notes Receivable contain provisions allowing the Borrower to cancel payment obligation in the event that the Company becomes noncurrent with regard to the Company’s reporting obligation under the Securities and Exchange Act of 1934. The Company became noncurrent with regard to the Company’s reporting obligation under the Securities and Exchange Act of 1934.as of the due date of the Company’s quarterly report for the Company’s quarter ended march 31, 2019. The Company believes there is a likely chance that the Borrower will cancel their payment obligations under the Notes and has fully reserved the principal amount of the Notes as well as accrued interest earned on the Notes.

NOTE 7. RELATED PARTY TRANSACTIONS

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

As of March 31, 2019 $11,500 of the principal amount of the Note remains outstanding.

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

As of March 31, 2019, 350,000 of the principal amount of the Note remains outstanding.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Caven also serves as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

On January 10, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable January 10, 2020.

On January 14, 2019 Zander loaned $2,000 to Regen. The loan bears simple interest at 10% and is due and payable January 14, 2020.

On January 17, 2019 Zander loaned $1,500 to Regen. The loan bears simple interest at 10% and is due and payable January 17, 2020.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Caven also serve as a Director of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications. All of Zander, Regen and KCL Therapeutics are agreeable that Zander shall be permitted at its option to apply any unpaid overdue liability of Regen ( including any and all accrued interest on promissory notes) towards any Anniversary fees and/or Minimum Royalties that may be payable by Zander pursuant to that license agreement originally entered into by Zander and Regen on June 23, 2015 ( Note 7). As of June 30, 2019 Regen is indebted to Zander in the principal amount of $56,900

NOTE 8. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of June 30, 2019 consist solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics ( See Note 7) .All of Zander, Regen and KCL Therapeutics are agreeable that Zander shall be permitted at its option to apply any unpaid overdue liability of Regen ( including any and all accrued interest on promissory notes) towards any Anniversary fees and/or Minimum Royalties that may be payable by Zander pursuant to that license agreement originally entered into by Zander and Regen on June 23, 2015 ( Note 7). As of June 30, 2019 Regen is indebted to Zander in the principal amount of $56,900

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

BST is controlled by David Koos, Regen Biopharma, Inc.’s Chairman and Chief Executive Officer.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2019:

Common stock, $ 0.0001 par value; 1, 800,000,000 shares authorized: 377,115,053  shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of March 31, 2019, 300,000,000 is designated Series A Preferred Stock of which 150,434,496 shares are outstanding as of March 31, 2019 and 300,000,000 is designated Series M Preferred Stock of which 38,000,000 shares are outstanding as of March 31, 2019.

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

On March 31, 2019 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property as of 3/31/2019	5,447
Investment Securities as of 3/31/2019	12,250
Note Receivable	8,500
Interest Receivable	8,811
Convertible Note Receivable	350,000
Prepaid Expenses	92,571
Due from Former Employee	4,838
Accounts Payable	1,270,556
Notes Payable	500,000
Accrued Expenses	74,372
Enterprise Value as of 3/31/2019	2,327,345
Less Total Debt	(1,844,928)
Portion of Enterprise Value attributable to shareholders	482,417
Fair Value per share	0.0105948

The abovementioned constitute the Company’s sole investment securities as of March 31, 2019

As of March 31, 2019:

470,588	Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) realized during the quarter ended March 31, 2019
$5,741	$4,985	$(756)	$(24546)

725,000	Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the quarter ended March 31, 2019
$13,124	$7,681	$(4551)	$(37816)

NOTE 12. STOCK TRANSACTIONS

Issuance of Common Shares

On January 3, 2019 the Company issued 10585123 common shares in satisfaction of $4607 of convertible indebtedness and $9153 of accrued interest on convertible indebtedness.

On January 23, 2019 the Company issued 5774947 common shares in satisfaction of $6770 of convertible indebtedness and $362 of accrued interest on convertible indebtedness.

On January 25, 2019 the Company issued 13100000 common shares in satisfaction of $5975 of convertible indebtedness , $500 in fees and $991 of accrued interest on convertible indebtedness.

On February 11, 2019 the Company issued 10473668 common shares in satisfaction of $12230 of convertible indebtedness and $704 of accrued interest on convertible indebtedness.

On February 15, 2019 the Company issued 13821193 common shares in satisfaction of $15000 of convertible indebtedness and $756 of accrued interest on convertible indebtedness.

On February 19, 2019 the Company issued 13790783 common shares in satisfaction of $17500 of convertible indebtedness and $2,220 of accrued interest on convertible indebtedness.

On March 1, 2019 the Company issued 8004463 common shares in satisfaction of $8200 of convertible indebtedness and $444 of accrued interest on convertible indebtedness.

On March 4, 2019 the Company issued 15000000 common shares in satisfaction of $8756 of convertible indebtedness, $500 in fees and $1543 of accrued interest on convertible indebtedness.

On March 19, 2019 the Company issued 12000000 common shares in satisfaction of $5825 of convertible indebtedness, $500 in fees and $874 of accrued interest on convertible indebtedness.

On March 19, 2019 the Company issued 16210615 common shares in satisfaction of $13,800 of convertible indebtedness and $2005 of accrued interest on convertible indebtedness.

On March 22, 2019 the Company issued 6309524 common shares in satisfaction of $5000 of convertible indebtedness and $300 of accrued interest on convertible indebtedness.

Issuance of Series A Preferred Shares

On January 9, 2019 the Company issued 10,000,000 Series A Preferred shares to a consultant as consideration for services.

Issuance of common shares of KCL Therapeutics, Inc.

On January 23, 2019 Dr. Harry Lander and the KCL Therapeutics, Inc (“KCL”) entered into an agreement (“Agreement”) whereby Dr. Lander agreed to provide services as KCL’s Senior Scientific Consultant.  Pursuant to the Agreement, Dr. Lander will assist KCL with its development of therapies involving checkpoint NR2F6 therapies.

The term of the Agreement is from January 25, 2019 to January 24, 2022 and may be extended by mutual consent. Sole consideration to Dr. Lander for services to be provided pursuant to the Agreement shall be the issuance to Dr. Lander by KCL of 5,000,000 shares of KCL’s common stock. On February 13, 2019 Dr. Lander was issued 5,000,000 of the common shares of KCL.

On February 13, 2019 David Koos, the Chairman and Chief Executive Officer of both Regen and KCL, was issued 5,000,000 of the common shares of KCL as consideration for services.

On February 13, 2019 Todd Caven, the Chief Financial Officer of both Regen and KCL, was issued 5,000,000 of the common shares of KCL as consideration for services.

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

The aforementioned adjustments have resulted in a decrease in Net Loss for the period ended June 30, 2018 as originally reported of $5,741

NOTE 14. SUBSEQUENT EVENTS

On April 2, 2019 the Company issued 12,992,839 common shares in satisfaction of $8,800 of convertible indebtedness and $554 of accrued interest on convertible indebtedness.

On May 7, 2019 the Company issued 17,876,797 common shares in satisfaction of $10,000 of convertible indebtedness and $726 of accrued interest on convertible indebtedness.

On April 8, 2019 the Company issued 17,971,064 common shares in satisfaction of $12,100 of convertible indebtedness and $1,917 of accrued interest on convertible indebtedness.

On April 9, 2019 the Company issued 11,832,569 common shares in satisfaction of $8,000 of convertible indebtedness and $519 of accrued interest on convertible indebtedness.

On April 11, 2019 the Company issued 19,472,820 common shares in satisfaction of $14,600 of convertible indebtedness and $588 of accrued interest on convertible indebtedness.

On April 18, 2019 the Company issued 14,824,958 common shares in satisfaction of $10,000 of convertible indebtedness and $673 of accrued interest on convertible indebtedness.

On April 29, 2019 the Company issued 22,243,153 common shares in satisfaction of $14,800 of convertible indebtedness and $2549 of accrued interest on convertible indebtedness.

On May 7, 2019 the Company issued 22,000,000 common shares in satisfaction of $7,948 of convertible indebtedness, $500 in fees and $352 of accrued interest on convertible indebtedness.

On June 27, 2019 the Company issued 194,285, 714 shares of the Series A Preferred stock of Regen to Zander Therapeutics in satisfaction of $340,000 of convertible indebtedness.

On July 10, 2019 the Company issued 25,870,700 common shares in satisfaction of $2,049 of convertible indebtedness, $500 in fees and $2883 of accrued interest on convertible indebtedness.

On July 19, 2019 the Company issued a convertible promissory note in the face amount of $100,000 (“Note”) for consideration consisting of:

$95,000 cash

the payment of $5,000 of legal fees

The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is July 19, 2020. The Note may be converted into the common stock of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading price of the common stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

The proceeds from the issuance of the Note are to be allocated as follows:

$30,592 will be utilized to retire the outstanding balance of a $75,000 note issued by the Company on August 15, 2018 to One44 capital, LLC and $22,877 will be allocated to the Company’s accountants and auditors to bring the Company current with regards to the Company’s quarterly reporting requirements under the Securities and Exchange Act of 1934.

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

On July 19, 2019 Regen Biopharma, Inc. amended its Certificate of Incorporation increasing its authorized common shares from 1, 800,000,000 with a par value of 0.0001 to 4,800,000,000 with a par value of 0.0001

On July 19, 2019 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $20,331 for consideration consisting of $18,831 cash and payment on behalf of the Company of $1,500 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is July 19, 2019. The Note may be converted into shares of the common stock of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading price of the common stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

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

On July 19, 2019 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $14,819 for consideration consisting of $13,319 cash and payment on behalf of the Company of $1,500 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is July 19, 2019. The Note may be converted into shares of the common stock of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading price of the common stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

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

On July 24, 2019 the Company issued 27,161,700 common shares in satisfaction of $2,962 of convertible indebtedness, $500 in fees and $611of accrued interest on convertible indebtedness.

On July 30, 2019 the Company and Auctus Fund, LLC (“Auctus”) agreed to the addition of $9,971 to the remaining balance of that convertible note issued to Auctus on May 18, 2018 in the original principal amount of $114,000 for consideration to the Company of $9,971.

On August 13, 2019 David Koos, the Chairman and Chief Executive Officer of Regen Biopharma, Inc. (“Company”) returned 5,000,000 common shares of KCL Therapeutics, Inc. (“KCL”) to KCL for cancellation.

On August 13, 2019 Todd Caven , the Chief Financial Officer of the Company returned 5,000,000 common shares of KCL to KCL for cancellation.

On August 14th, 2019 5,000,000 common shares of KCL Therapeutics, Inc. (“KCL”) owned by Dr. Harry Lander were cancelled by KCL pursuant to a request from Dr. Lander received by KCL on August 13th 2019.

As a result of this cancellation, as of August 14th 2019 KCL is wholly owned by Regen Biopharma, Inc.

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

As of September 30, 2018, we had Cash in the amount of $ 8,019 and as of March 31, 2019 we had Cash in the amount of $15,090.

The increase in Cash of approximately 88% is primarily attributable to:

Sales by the Company during the six months ended March 31, 2019 of Convertible Notes for aggregate cash consideration or $226,250.

Sales of Investment Securities held by the Company during the quarter ended December 31, 2018 for aggregate consideration of $49,858.

Satisfaction of a $4,551 Note payable to the Company for cash consideration of $4,551.

Issuances of Notes Payable during the six months ended March 31, 2019 in the aggregate principal amount of $8,500

Offset by the cost of operating the business of the Company.

As of September 30, 2018 we had Note Receivable due from Related Party of $4,551 and as of March 31, 2019 we had Note Receivable Due from Related Party of 0.

The Decrease in Note Receivable from Related Party is attributable to satisfaction of a $4,551 Note payable to the Company for cash consideration of $4,551.

As of March 31, 2019 we had Accounts Receivable, Related Party of $16,035 and as of September 30, 2018 we had Accounts Receivable, Related Party of $0.

The increase in Accounts Receivable, Related Party is attributable to:

(a)	The derecognition of $29,186 of unearned income during the quarter ended December 31, 2018 such unearned income recognized prior to September 30, 2018 due to adoption the by the Company of FASB ASU 2014-09 beginning in the fiscal year ended September 30, 2019.
(b)	The recognition by the Company during the quarter ended December 31, 2018 of an aggregate of $27,424 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc.
(c)	The recognition by the Company during the quarter ended March 31, 2019 of an aggregate of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc.

As of September 30, 2018 we had Prepaid Expenses of $8,259 and as of March 31, 2019 we had Prepaid Expenses of $101.

The decrease in Prepaid Expenses of approximately 98.7% is attributable to:

recognition by the Company of $7,259 of Research and Development expenses which had been paid for in a prior period derecognition by the Company of $1,000 compensation prepaid to a former employee deemed uncollectible by the Company during the quarter ended December 31, 2018 offset by

The recognition by the Company of $101 of prepaid expenses attributable to the issuance to Dr. Harry Lander by KCL Therapeutics, Inc. (“KCL”) of 5,000,000 shares of KCL’s common stock as prepayment for services to be performed in subsequent periods. As of March 31, 2019 KCL was a majority owned subsidiary of the Company.

As of March 31, 2019 we had Accrued Interest Receivable of $0 and as of September 30, 2018 we had Accrued Interest Receivable of $7,672.

The decrease in Accrued Interest Receivable is primarily attributable to

(a)	accrued interest due to the Company but unpaid settled by the receipt by the Company of 250,000 of the Preferred Series M shares of Zander Therapeutics, Inc. in satisfaction of interest receivable accrued but unpaid due to the Company by Entest Group, Inc.
(b)	a reserve of 100% having been established with regards to interest accrued but not yet paid on Notes Receivable issued to the Company in consideration of Convertible Notes Payable issued by the Company ( “Collateral Notes Receivable”). The Collateral Notes Receivable contain provisions allowing the Borrower to cancel payment obligation in the event that the Company becomes noncurrent with regard to the Company’s reporting obligation under the Securities and Exchange Act of 1934. The Company became noncurrent with regard to the Company’s reporting obligation under the Securities and Exchange Act of 1934.as of the due date of the Company’s quarterly report for the Company’s quarter ended march 31, 2019. The Company believes there is a likely chance that the Borrower will cancel their payment obligations under the Notes and has fully reserved the principal amount of the Notes as well as accrued interest earned on the Notes.

As of September 30, 2018 we had Prepaid Rent of $14,270 and as of March , 2019 we had Prepaid Rent of $0.

The decrease in Prepaid Rent is attributable to:

The recognition of rental expense with regards to $5,000 prepaid by the Company

The acceptance by the Company of 475,000 of the Preferred Series M shares of Zander Therapeutics, Inc. in satisfaction of rent prepaid by the Company to Entest Biomedical, Inc.

As of September 30, 2018 we had Investment Securities of $166,247 and as of March 31, 2019 we had Investment Securities of $12,667.

The decrease in Investment Securities of approximately 92.3% is attributable to:

(a)	The sale by the Company of 8,000,000 common shares of Entest Group, Inc. and 185,852 of the nonvoting convertible preferred shares of Entest Group, Inc. for aggregate consideration of $49,858.
(b)	The acceptance by the Company of 725,000 of the Preferred Series M shares of Zander Therapeutics, Inc. in satisfaction of interest receivable accrued but unpaid due to the Company by Entest Group, Inc. and rent prepaid to Entest Biomedical Inc.
(c)	The revaluation as of March 31, 2019 of 725,000 of the Preferred Series M shares of Zander Therapeutics, Inc. owned by the Company as of March 31, 2019
(d)	The revaluation as of March 31, 2019 of 470,588 of the common shares of Zander Therapeutics, Inc. owned by the Company as of March 31, 2019.

As of September 30, 2018 we had a Bank Overdraft of $203 and as of March 31, 2019 we had a Bank Overdraft of $266

The increase in Bank Overdraft of approximately 31% is attributable to withdrawal of money that is greater than the available balance in a bank account maintained by the Company.

As of December 31, 2018 we had Accrued Interest Payable of $390,251 and as of September 30, 2018 we had Accrued Interest Payable of $292,094.

The increase in Accrued Interest Payable of approximately 33% is attributable to additional interest accrued but unpaid on Convertible Notes issued by the Company during the six months ended March 31, 2019 offset by:

(a)	The payment of $8,520 of interest accrued but unpaid during the quarter ended December 31, 2018
(b)	The satisfaction of $9,555 of interest accrued but unpaid during the quarter ended December 31, 2018 by the issuance of common stock.
(c)	The payment of $3,000 of interest accrued but unpaid during the quarter ended March 31, 2019
(d)	The satisfaction of $19,343 of interest accrued but unpaid during the quarter ended March 31, 2019 by the issuance of common stock

As of September 30, 2018, we had Accrued Payroll of $655,663 and as of March 31, 2019 we had Accrued Payroll of $806,158.

The increase in accrued payroll of approximately 23% is attributable to:

$41,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the six months ended March 31, 2019.

$81,000 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the six months ended March 31, 2019.

$28,495 in salary expense due to the Company’s former President and Chief Scientific Officer incurred but unpaid during the six months ended March 31, 2019.

As of September 30, 2018 we had a Derivative Liability of $6,736,607 and as of March 31, 2019 we had a Derivative Liability of $5,679,959.

The decrease in Derivative Liability of 15.6% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,295,838 outstanding as of March 31, 2019.

As of March 31, 2019 we had unearned income of $0 and as of September 30, 2018 we had Unearned Income of $68,000.

The decrease in Unearned Income is attributable to:

(a)	The derecognition of $29,186 of unearned income recognized prior to September 30, 2018 due to adoption the by the Company of FASB ASU 2014-09 beginning in the fiscal year ended September 30, 2019 and the recognition of .
(b)	The recognition by the Company during the six months ended March 31, 2019 of an aggregate of $38,814 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc.

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

As of September 30, 2019 we had Convertible Notes Payable, Net of Unamortized Discount, of $1,431,845 and as of March 31, 2019 we had Convertible Notes Payable, Net of Unamortized Discount, of $1,836,633.

The increase in Convertible Notes Payable , Net of Unamortized Discount, of approximately 28.2% is primarily attributable to:

(a)	Issuance of an aggregate principal amount of $351,000 of Convertible Notes Payable during the six months ended March 31, 2019. The issuance of these Notes amounted in the recognition of an aggregate of discounts attributable to beneficial conversion features of $351,000 which are amortized under the Interest Method over the respective duration of the Notes.
(b)	Amortization of $678,800 of Discounts on Convertible Notes

offset by conversion of $273, 311 of principal amounts outstanding on Convertible Notes into equity securities of the Company.

Material Changes in Results of Operations

Revenues from continuing operations were $27,425 for the quarter ended March 31, 2019 and $0 for the same period ended 2018. $27,425 of revenue recognized during the quarter ended March 31, 2019 consisted of $24,931 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized during the quarter ended March 31, 2019 pursuant to the same license.

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

$24,931 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized during the quarter ended March 31, 2019 pursuant to the same license were recognized as revenues by the Company during the quarter ended March 31, 2018 as a result of the adoption by the Company during the quarter ended December 31, 2018 of FASB ASU 2014-09.

Net Loss was $332,238 for the quarter ended March 31, 2019 and Net Loss was $ 1,130,853for the same period ended 2018. Operating Loss was $230,793 for the quarter ended March 31, 2019 whereas Operating Loss was $447,672 for the quarter ended March 31, 2018. Factors contributing to the Company recognizing a lower operating loss in the period ended 2019 when compared to the quarter ended 2018 include:

Recognition of revenue consisting of $24,931 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized during the quarter ended March 31, 2019 pursuant to the same license being recognized by the Company during the quarter ended March 31, 2019 as a result of the adoption by the Company during the quarter ended December 31, 2018 of FASB ASU 2014-09.

Lower Research and Development Expenses, General and Administrative Expenses and Consulting Expenses incurred during the quarter ended March 31, 2019 as compared to the same period ended 2018.

Net Loss was 70.6% lower for the quarter ended March 31 2019 than Net Loss recognized during the same period ended 2018. This was primarily attributable to:

(a)	recognition of revenues of $27,425 during the quarter ended 2019
(b)	lower operating expenses recognized during the quarter ended 2019
(c)	the recognition during the quarter ended 2019 of $447,381 of derivative income during the quarter ended 2019 as opposed to the recognition of a derivative loss of $255,968 during the same quarter ended 2018.

Revenues from continuing operations were $54,849 for the six months ended March 31, 2019 and $0 for the same period ended 2018. $54,849 of revenue recognized during the six months ended March 31, 2019 consisted of $49,863 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $4,986 of minimum royalties recognized during the six months ended March 31, 2019 pursuant to the same license.

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

Operating Loss for the six months ended March 31, 2019 was $429,627 as opposed to Operating Loss recognized in the same period ended 2018 of $1,327,257. The decrease in Operating Loss recognized in the six months ended 2019 as opposed to the six months ended 2018 is attributable to:

Revenues from continuing operations of $54,849 recognized during the six months ended March 31, 2019

Lower Research and Development, General and Administrative and Consulting Expenses recognized during the six months ended March 31, 2019 as compared to the same period ended 2018.

Net Loss for the six months ended March 31, 2019 was $84,135 which was approximately 98% lower than Net Loss for the same period ended 2018 which was $3,916,003.

Contributing factors included:

(a)	Recognition of $54,849 in Revenue during the six months ended 2019
(b)	Lower operating expenses incurred during the six months ended March 31, 2019 as compared to the same period ended 2018.
(c)	The recognition during the six months ended March 31, 2019 of Derivative Income of $1,395,714 as opposed to the recognition of a Derivative Loss of $1,774,213 for the same period ended 2018.

As of March 31, 2019 we had $15,090 in cash on hand and current liabilities of $7,972,129 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized, bank overdraft and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

During the quarter ended March 31, 2019 the Company raised $95,000 cash through the issuance of convertible notes.

As of March 31, 2019 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2019 and ending on March 31, 2019, David Koos, who serves as the Company’s Principal Executive Officer and Principal Financial Officer and Todd S. Caven, who serves as the Company’s Chief Financial Officer, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Shares

On January 3, 2019 the Company issued 10585123 common shares in satisfaction of $4607 of convertible indebtedness and $9153 of accrued interest on convertible indebtedness.

On January 23, 2019 the Company issued 5774947 common shares in satisfaction of $6770 of convertible indebtedness and $362 of accrued interest on convertible indebtedness.

On January 25, 2019 the Company issued 13100000 common shares in satisfaction of $5975 of convertible indebtedness , $500 in fees and $991 of accrued interest on convertible indebtedness.

On February 11, 2019 the Company issued 10473668 common shares in satisfaction of $12230 of convertible indebtedness and $704 of accrued interest on convertible indebtedness.

On February 15, 2019 the Company issued 13821193 common shares in satisfaction of $15000 of convertible indebtedness and $756 of accrued interest on convertible indebtedness.

On February 19, 2019 the Company issued 13790783 common shares in satisfaction of $17500 of convertible indebtedness and $2,220 of accrued interest on convertible indebtedness.

On March 1, 2019 the Company issued 8004463 common shares in satisfaction of $8200 of convertible indebtedness and $444 of accrued interest on convertible indebtedness.

On March 4, 2019 the Company issued 15000000 common shares in satisfaction of $8756 of convertible indebtedness, $500 in fees and $1543 of accrued interest on convertible indebtedness.

On March 19, 2019 the Company issued 12000000 common shares in satisfaction of $5825 of convertible indebtedness, $500 in fees and $874 of accrued interest on convertible indebtedness.

On March 19, 2019 the Company issued 16210615 common shares in satisfaction of $13,800 of convertible indebtedness and $2005 of accrued interest on convertible indebtedness.

On March 22, 2019 the Company issued 6309524 common shares in satisfaction of $5000 of convertible indebtedness and $300 of accrued interest on convertible indebtedness.

On April 2, 2019 the Company issued 12,992,839 common shares in satisfaction of $8,800 of convertible indebtedness and $554 of accrued interest on convertible indebtedness.

On May 7, 2019 the Company issued 17,876,797 common shares in satisfaction of $10,000 of convertible indebtedness and $726 of accrued interest on convertible indebtedness.

On April 8, 2019 the Company issued 17,971,064 common shares in satisfaction of $12,100 of convertible indebtedness and $1,917 of accrued interest on convertible indebtedness.

On April 9, 2019 the Company issued 11,832,569 common shares in satisfaction of $8,000 of convertible indebtedness and $519 of accrued interest on convertible indebtedness.

On April 11, 2019 the Company issued 19,472,820 common shares in satisfaction of $14,600 of convertible indebtedness and $588 of accrued interest on convertible indebtedness.

On April 18, 2019 the Company issued 14,824,958 common shares in satisfaction of $10,000 of convertible indebtedness and $673 of accrued interest on convertible indebtedness.

On April 29, 2019 the Company issued 22,243,153 common shares in satisfaction of $14,800 of convertible indebtedness and $2549 of accrued interest on convertible indebtedness.

On May 7, 2019 the Company issued 22,000,000 common shares in satisfaction of $7,948 of convertible indebtedness, $500 in fees and $352 of accrued interest on convertible indebtedness.

On July 10, 2019 the Company issued 25,870,700 common shares in satisfaction of $2,049 of convertible indebtedness, $500 in fees and $2883 of accrued interest on convertible indebtedness.

On July 24, 2019 the Company issued 27,161,700 common shares in satisfaction of $2,962 of convertible indebtedness, $500 in fees and $611of accrued interest on convertible indebtedness.

Issuance of Series A Preferred Shares

On January 9, 2019 the Company issued 10,000,000 Series A Preferred shares to a consultant as consideration for services.

On June 27, 2019 the Company issued 194,285, 714 shares of the Series A Preferred stock of Regen to Zander Therapeutics in satisfaction of $340,000 of convertible indebtedness

Issuance of Convertible Notes

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

On February 15, 2019 the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $47,500 cash and payment on behalf of the Company of $2,500 of expenses incurred in connection with the issuance of the Note. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% ( which may be increased to 9.99% upon 61 days written notice by the Holder) of the outstanding shares of the Common Stock of the Company.

On July 19, 2019 the Company issued a convertible promissory note in the face amount of $100,000 (“Note”) for consideration consisting of:

$95,000 cash

the payment of $5,000 of legal fees

The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is July 19, 2020. The Note may be converted into the common stock of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading price of the common stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

The proceeds from the issuance of the Note are to be allocated as follows:

$30,592 will be utilized to retire the outstanding balance of a $75,000 note issued by the Company on August 15, 2018 to One44 capital, LLC and $22,877 will be allocated to the Company’s accountants and auditors to bring the Company current with regards to the Company’s quarterly reporting requirements under the Securities and Exchange Act of 1934.

On July 19, 2019 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $20,331 for consideration consisting of $18,831 cash and payment on behalf of the Company of $1,500 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is July 19, 2019. The Note may be converted into shares of the common stock of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading price of the common stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

On July 19, 2019 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $14,819 for consideration consisting of $13,319 cash and payment on behalf of the Company of $1,500 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is July 19, 2019. The Note may be converted into shares of the common stock of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading price of the common stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

On July 30, 2019 the Company and Auctus Fund, LLC (“Auctus”) agreed to the addition of $9,971 to the remaining balance of that convertible note issued to Auctus on May 18, 2018 in the original principal amount of $114,000 for consideration to the Company of $9,971.

Issuance of common shares of KCL Therapeutics, Inc.

On January 23, 2019 Dr. Harry Lander and the KCL Therapeutics, Inc (“KCL”) entered into an agreement (“Agreement”) whereby Dr. Lander agreed to provide services as KCL’s Senior Scientific Consultant.  Pursuant to the Agreement, Dr. Lander will assist KCL with its development of therapies involving checkpoint NR2F6 therapies.

The term of the Agreement is from January 25, 2019 to January 24, 2022 and may be extended by mutual consent. Sole consideration to Dr. Lander for services to be provided pursuant to the Agreement shall be the issuance to Dr. Lander by KCL of 5,000,000 shares of KCL’s common stock. On February 13, 2019 Dr. Lander was issued 5,000,000 of the common shares of KCL.

On February 13, 2019 David Koos, the Chairman and Chief Executive Officer of both Regen and KCL, was issued 5,000,000 of the common shares of KCL as consideration for services.

On February 13, 2019 Todd Caven, the Chief Financial Officer of both Regen and KCL, was issued 5,000,000 of the common shares of KCL as consideration for services.

The abovementioned securities were issued pursuant to Section 4(a) (2) of the securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities.

With the exception of securities eligible for public resale pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, a legend was placed on the certificate that evidences the securities stating that the securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the securities.

Use of Proceeds

With regard to all securities sold for cash consideration described above, unless otherwise indicated, cash proceeds received from sale will be utilized by Regen for general corporate purposes.

Item 6. Exhibits

Exhibit No.	Descriptions
31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
10.1	Form of Convertible Note $50,000*
10.2	Form of Convertible Note $50,000**
10.3	Form of Note Receivable $50,000***
10. 4	Agreement with Harry Lander*****
10.5	Form of Convertible Note 50,000
10.6	Form of Convertible Note $100,000
10.7	Form of Convertible Note $14,819
10.8	Form of Convertible Note $20,331
10.9	Form of Amendment Convertible Note

* incorporated by reference to Exhibit 10.5 of the Company’s 10-Q for the quarter ended 12/31/2018

** incorporated by reference to Exhibit 10.6 of the Company’s 10-Q for the quarter ended 12/31/2018

*** incorporated by reference to Exhibit 10.7 of the Company’s 10-Q for the quarter ended 12/31/2018

**** incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed 1/25/2019

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on 2019.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	August 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on 2019.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	August 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on 2019.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Financial Officer
Date:	August 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on 2019.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Accounting Officer
Date:	August 29, 2019

