Form 10-Q
period 2019-06-30
Regen BioPharma Inc
filed 2019-10-24
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2019

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

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of	As of
	June 30, 2019 (unaudited)	September 30, 2018
ASSETS
CURRENT ASSETS
Cash	$1,812	$8,019
Accounts Receivable, Related Party	43,460	0
Note Receivable, Related Party		4,551
Note Receivable		0
Prepaid Expenses	89	8,259
Accrued Interest Receivable		7,672
Prepaid Rent		14,270
Total Current Assets	45,361	42,771
OTHER ASSETS
Investment Securities	68,943	166,247
Total Other Assets	68,943	166,247
TOTAL ASSETS	114,304	$209,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	266	$203
Accounts payable	94,548	80,567
Notes Payable	62,740	227
Accrued payroll taxes	4,241	4,241
Accrued Interest	448,478	292,094
Accrued Rent		0
Accrued Payroll	886,658	655,663
Other Accrued Expenses	41,423	41,243
Due to Investor	20,000	20,000
Derivative Liability	9,482,064	6,736,607
Convertible Notes Payable Less unamortized discount	1,327,301	774,666
Unearned Income		68,000
Total Current Liabilities	12,367,719	8,673,511
Long Term Liabilities:
Convertible Notes Payable less unamortized discount	528,647	656,272
Convertible Notes Payable, Related Parties Less unamortized discount	4,025	906
Total Long Term Liabilities	532,672	657,178
Total Liabilities	12,900,392	9,330,689

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 180,315,107 issued and outstanding as of September 30, 2018 and 1,800,000,000 authorized and 518,452,006 shares issued and outstanding June 30, 2019	51,843	18,030
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of June 30, 2019 and September 30, 2018 respectively
Series A Preferred; 300,000,000 authorized, 140,434,496 and 348,376,230 outstanding as of September 30, 2018 and June 30, 2019	34,838	14,044
Series AA Preferred; $0.0001 par value 600,000 authorized and 50, 000 and 50,000 outstanding as of June 30, 2019 and September 30, 2018, respectively	5
Series M Preferred; $0.0001 par value 300,000,000 authorized and and 38,000,000 outstanding as of September 30, 2018 and June 30, 2019 respectively	3,800	3,800
Additional Paid in capital	8,240,724	7,517,888
Contributed Capital	728,658	728,658
Retained Earnings (Deficit)	(21,861,598)	(17,457,044)
Accumulated Other Comprehensive Income	0	52,948
Shareholders Equity Regen Biopharma	(12,801,730)	(9,121,671)
Non Controlling Interest KCL Therapeutics	15,642	0
Total Stockholders' Equity (Deficit)	(12,786,088)	(9,121,671)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$114,304	$209,018

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES
Revenues, Related Party	$27,425	$100,000	$82,274	$100,000

COST AND EXPENSES
Research and Development	15,328	10,355	23,268	340,388
General and Administrative	111,292	172,626	396,708	570,867
Consulting and Professional Fees	23,525	27,253	184,645	306,236
Rent	15,000	15,000	45,000	45,000
Total Costs and Expenses	165,145	225,234	649,621	1,262,491

OPERATING INCOME (LOSS)	(137,720)	(125,234)	(567,347)	(1,162,491)

OTHER INCOME & (EXPENSES)
Interest Income	0	577	1,302	10,121
Other Income		96		96
Dividend Income		5,741		5,741
Loss on Sale of Securities	0		(57,697)
Unrealized Gain(Loss) Investment Securities	56,277		(2,870)
Interest Expense	(70,685)	(63,618)	(209,110)	(194,093)
Refunds of amounts previously paid	0		115
Interest Expense attributable to
Amortization of Discount	(482,036)	(337,060)	(1,160,136)	(989,096)
Gain (Loss) on Early Extinguishment Convertible Debt	33,567	(62,300)	33,567	(103,866)
Bad Debt Expense			(118,121)
Derivative Income (Expense)	(3,804,486)	474,202	(2,406,391)	(1,300,011)
TOTAL OTHER INCOME (EXPENSE)	(4,267,362)	17,638	(3,919,339)	(2,571,107)

NET INCOME (LOSS)	$(4,405,083)	$(107,596)	$(4,486,687)	$(3,733,598)
Less:Net (Income) Loss attributable to KCL, Therapeutics, Inc.	(4,791)		(7,291)
NET INCOME (LOSS) attributable to common shareholders	(4,409,874)	(107,596)	(4,493,978)	(3,733,598)

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	($0.0514)	($0.0007)	($0.0136)	($0.0252)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	85,870,761	153,505,198	330,314,986	148,379,644

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Condensed Consolidated Statement of Shareholder’s Deficit

Nine Months Ended June 30, 2018

(unaudited)

	Series A Preferred		Series AA Preferred		Common		Series M Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Other Comprehensive Income (Loss)		Total
Balance September 30, 2017	136,966,697	$13,697	50,000	$5	139,704,157	$13,969	32,000,000	$3,200	$6,642,979	$(12,741,843)	$728,658	$88,000	$0	$(5,251,335)
Common Shares issued to Consultant 10/9/2017					2,500,000	250			109,500					109,750
Preferred Shares issued to Consultant 10/11/2017							2,000,000	200						200
Preferred Shares issued to Consultant 11/01/2017							4,000,000	400						400
Common Shares issued for Debt 12/6/2017					3,976,852	398			85,502					85,900
Unrealized Gain on Securities Available for Sale recognized during Quarter ended December 31, 2017												40,000		40,000
Net Loss for the quarter ended December 31, 2017										(2,785,149)				(2,785,149)
Balance December 31 , 2017	136,966,697	13,697	50,000	5	146,181,009	14,617	38,000,000	3,800	6,837,981	(15,526,990)	728,658	128,000	0	(7,800,232)
Common Shares issued for Debt 1/10/2018					332,955	33			10,376					10,409
Preferred Shares Purchased for Cash 1/29/2018	2,500,000	250							24,750					25,000
Common Shares Purchased for Cash 1/29/2018					2,500,000	250			24,750					25,000
Common Shares issued for Debt 2/6/2018					522,255	52			13,560					13,612
Common Shares issued for Debt 3/6/2018					796,254	80			18,862					18,942
Common Shares issued to Consultant 3/15/2018					250,000	25			7,900					7,925
Common Shares issued for Debt 3/27/2018					744,948	74			12,613					12,687
Unrealized Loss on Securities Available for Sale recognized during Quarter ended March 31, 2018												(19,200)		(19,200)
Net Loss for the quarter ended March 31, 2018										(840,851)				(840,851)
Balance March 31, 2018	139,466,697	13,947	$50,000	5	151,327,421	$15,131	38,000,000	$3,800	$6,950,792	$(16,367,844)	$728,658	$108,800	$0	(8,546,711)
Preferred Shares issued for Debt 4/10/2018	40,080	4							1,038					1,042
Common Shares issued for Debt 4/20/2018					785,237	79			12,681					12,760
Common Shares issued for Debt 4/30/2018					363,597	36			5,163					5,199
Common Shares issued for Debt 5/7/2018					403,583	40			5,206					5,246
Preferred Shares issued for Debt 5/18/2018	108,004	11							2,095					2,106
Preferred Shares issued for Debt 6/1/2018	146,407	15							2,097					2,112
					405,858	41			5,235					5,276
Common Shares issued for Debt 6/11/2018					728,390	73			10,674					10,747
Preferred Shares issued for Debt 6/13/2018	181,018	18							2,099					2,117
Common Shares issued for Debt 6/15/2018					4,712,320	471			58,433					58,904
Unrealized Loss on Securities Available for Sale recognized during Quarter ended June 30, 2018												(18,400)		(18,400)
Net Loss for the quarter ended June 30, 2018										(107,596)				(107,596)
Balance June 30, 2018	139,942,206	13,994	50,000	5	158,726,406	15,871	38,000,000	3,800	7,055,513	(16,475,440)	728,658	90,400		(8,567,198)

The accompanying Notes are an integral part of these Financial Statements

REGEN BIOPHARMA, INC.

Condensed Consolidated Statement of Shareholder’s Deficit

Nine Months Ended June 30, 2019

(unaudited)

	Series A Preferred		Series AA Preferred		Common		Series M Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance September 30, 2018	140,434,496	$14,044	50,000	$5	180,315,107	$18,030	38,000,000	$3,800	$7,517,888	$(17,457,044)	$728,658	$52,948	$0	$(9,121,670)
10/1/2018; 5,128,205 shares issued for debt					5,128,205	513			29,487					30,000
10/18/2018; 8,961,988 shares issued for debt					8,961,988	896			29,754					30,650
10/23/2018; 2,019,140 shares issued for debt					2,019,140	202			7,410					7,612
10/29/2018; 3,015,618 shares issued for debt					3,015,618	302			11,066					11,368
11/15/2018; 7,100,591 shares issued for debt					7,100,591	710			29,290					30,000
11/20/2018; 3,656,020 shares issued for debt	3,656,020	366							5,099					5,465
11/28/2018; 9,198,923 shares issued for debt					29,033,181	2,903			47,813					50,716
11/28/2018; 286,232 shares issued for expenses					286,232	29			471					500
12/19/2018; 5,184,674 shares issued for debt					5,184,674	518			9,929					10,447
12/26/2018; 617,283 shares issued for expenses					617,283	62			438					500
12/26/2018; 10,382,717 shares issued for debt					10,382,717	1,038			7,372					8,410
12/31/2018; Derecognition of Accumulated Other Comprehensive Income										52,948		(52,948)		0
12/31/2019; Adjustment for Adoption ASU 2014 -09										29,186				29,186
12/31/2018; Net Income for the Quarter Ended December 31, 2019										249,986				249,986
Balance 12/31/2018	144,090,516	$14,409	50,000	$5	252,044,737	$25,203	38,000,000	$3,800	$7,696,017	$(17,124,924)	$728,658	$0	$0	$(8,656,832)
1/3/2019;10,585,123 shares issued for debt					10,585,123	1,059			12,692					13,751
1/9/2019; 10,000,000 shares issued for services	10,000,000	1,000							48,000					49,000
1/23/2019; 5,774,947 shares issued for debt					5,774,947	577			6,555					7,132
1/25/2019; 877,310 shares issued for expenses					877,310	88			412					500
1/25/2019; 12,222,690 shares issued for debt					12,222,690	1,222			5,744					6,966
2/11/2019; 10,473,668 shares issued for debt					10,473,668	1,047			11,887					12,934
2/13/2019; Shares of subsidiary issued for services									441					441
2/15/2019; 13,821,193 shares issued for debt					13,821,193	1,382			14,374					15,756
2/19/2019; 13,790,783 shares issued for debt					13,790,783	1,379			18,341					19,720
3/1/2019; 8,004,463 shares issued for debt					8,004,463	800			7,844					8,644
3/4/2019; 694,508 shares issued for expenses					694,508	69			431					500
3/4/2019; 14,305,492 shares issued for debt					14,305,492	1,431			8,868					10,299
3/19/2019; 833,449 shares issued for expenses					833,449	83			417					500
3/19/2019; 27,377,166 shares issued for debt					27,377,166	2,738			19,766					22,504
3/22/2019; 6,309,524 shares issued for debt					6,309,524	631			4,669					5,300
3/31/2019; Adjustment for noncontrolling Interest KCL Therapeutics, Inc.									(2,934)				2,934	0
3/31/2019; Net Loss for Quarter Ended March 31 2019										(331,590)				(331,590)
Balance March 31 2019	154,090,516	$15,409	50,000	$5	377,115,053	$37,710	38,000,000	$3,800	$7,853,523	$(17,456,515)	$728,658	$0	$2,934	$(8,814,475)
4/1/2019; 895,116 shares issued for debt					8,958,116	896			3,403					4,299
4/1/2019; 1,041,884 shares issued for expenses					1,041,884	104			396					500
4/2/2019; 12,992,389 shares issued for debt					12,992,389	1,299			8,055					9,354
4/8/2019; 17,971,064 shares issued for debt					17,971,064	1,797			12,220					14,017
4/9/2019; 11,832,569 shares issued for debt					11,832,569	1,183			7,336					8,519
4/11/2019; 19,472,820 shares issued for debt					19,472,820	1,947			13,241					15,188
4/18/2019; 14,824,958 shares issued for debt					14,824,958	1,482			9,191					10,673
4/29/2019; 22,243,153 shares issued for debt					22,243,153	2,224			15,125					17,349
4/30/2019; 895,116 shares issued for debt					8,958,116	896			3,403					4,299
4/30/2019; 1,041,884 shares issued for expenses					1,041,884	104			396					500
5/18/2019; 1,253,847 shares issued for expenses					1,253,847	125			375					500
5/18/2019; 20,746,153 shares issued for debt					20,746,153	2,075			6,198					8,273
6/27/2019; 104,285,714 shares issued for debt	194,285,714	19,429							320,571					340,000
6/30/2019; Adjustment for noncontrolling Interest KCL Therapeutics, Inc.									(12,708)				12,708
6/30/2019; Net Loss for Quarter ended June 30, 2019										(4,405,083)				(4,405,083)
Balance June 30, 2019	348,376,230	$34,838			518,452,006	$51,843	38,000,000	$3,800	$8,240,724	$(21,861,598)	$728,658	$0	$15,642	$(12,786,088)

The following Notes are an integral Part of these Condensed Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(4,486,687)	$(3,733,598)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	49,000	600
Common Stock issued to consultants		144,060
Common Stock issued for interest		5,888
Subsidiary Stock issued to consultants	46
Subsidiary Stock issued as compensation	294
Common Stock issued for Expenses	4,000
Increase (Decrease) in Interest expense attributable to
amortization of Discount	1,160,136	989,096
(Gain) Loss on Sale of Investment Securities	57,697
Increase(Decrease) in (Gain)/Loss on early extinguishment of debt	(33,567)	103,866
Changes in operating assets and liabilities:
Unrealized (Gain) Loss on Investment Securities	2,870
Increase (Decrease) in Accounts Payable	13,977	(422,455)
Increase (Decrease) Unearned Income	(38,814)	68,000
(Increase) Decrease in Accounts Receivable	(43,460)
Increase (Decrease) in accrued Expenses	428,585	417,250
(Increase) Decrease in Prepaid Expenses	13,271	(15,000)
Increase in Derivative Expense	2,406,391	1,300,011
(Increase) Decrease in Interest Receivable	(1,303)	(10,121)
(Increase) Decrease in Notes Receivable	4,551	40,000
Increase(Decrease) in Bad Debt Expense	118,121
Increase(Decrease) in Bank Overdraft	63	203
Net Cash Provided by (Used in) Operating Activities	(344,829)	(1,112,200)

Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities	49,858
Dividend Income		(5,741)
Net Cash Provided By Investment Activities	49,858	(5,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	0	25,000
Preferred Stock issued for Cash	0	25,000
Increase ( Decrease) in Notes Payable	62,513	(108,128)
Increase in Convertible Notes payable	226,250	950,000
Increase in Due to Investor		11,500
Net Cash Provided by (Used in) Financing Activities	288,763	903,372

Net Increase (Decrease) in Cash	(6,208)	(214,569)

Cash at Beginning of Period	8,019	269,973
Cash at End of Period	$1,812	$55,404

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	355,938	218,000
Preferred Shares Issued for Debt	345,000	7,000
Cash Paid for Interest	11,520	39,666
Common shares Issued for Interest	38,242	15,794
Preferred Shares issued for Interest		377

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019

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

The Company was organized April 24, 2012 under the laws of the State of Nevada

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

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of KCL Therapeutics, Inc., a Nevada corporation and majority owned subsidiary of Regen. Significant inter-company transactions have been eliminated. As of June 30, 2019 Regen owns 82.35% of KCL Therapeutics, Inc.

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

The Black Scoles pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of June 30, 2019 utilized the following inputs:

Risk Free Interest Rate	2.14%
Expected Term	0.01 – 1.48 Yrs
Expected Volatility	188.87 – 273.20%
Expected Dividends	0

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2019 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended June 30, 2019 and 2018.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $21,861,598 during the period from April 24, 2012 (inception) through June 30, 2019. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4. NOTES PAYABLE , RELATED PARTY

June 30, 2019
David Koos ( Note 7)	5,840
Zander Therapeutics, Inc. (Note 7)	56,900
Notes Payable, Related Parties	$62,740

$5,840 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum

As of June 30, 2019 Regen Biopharma Inc. is indebted to ZanderTheraputics, Inc. (“Zander) in the amount of $56,900.

On January 10, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable January 10, 2020.

On January 14, 2019 Zander loaned $2,000 to Regen. The loan bears simple interest at 10% and is due and payable January 14, 2020.

On January 17, 2019 Zander loaned $1,500 to Regen. The loan bears simple interest at 10% and is due and payable January 17, 2020.

On April 11, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable April 11, 2020.

On April 30, 2019 Zander loaned $20,000 to Regen. The loan bears simple interest at 10% and is due and payable April 30, 2020.

On May 3, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable May 3, 2020.

On May 9, 2019 Zander loaned $400 to Regen. The loan bears simple interest at 10% and is due and payable May 9, 2020.

On May 29, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable May 29, 2020.

On May 31, 2019 Zander loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable May 31, 2020.

On June 6, 2019 Zander loaned $4,000 to Regen. The loan bears simple interest at 10% and is due and payable June 6, 2020.

On June 14, 2019 Zander loaned $3,000 to Regen. The loan bears simple interest at 10% and is due and payable June 14, 2020.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of June 30, 2019 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2019 is $0.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $0. As of June 30, 2019 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2019 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of June 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of June 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $0. As of June 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $ 0 As of June 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $0. As of June 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of June 30, 2019 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2019 is 0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30 , 2019 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $375,000 was recognized by the Company as of June 30, 2019.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $ 20,219.

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

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest..

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $125,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $6,021.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $250,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $11,317

On March 31, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is March 31, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $250,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $13,503.

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

As of June 30, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $125,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30,, 2019 the unamortized discount on the convertible note outstanding is $6,751.

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

As of June 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $$250,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $13,503.

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

As of June 30, 2019 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $1,000,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $56,934.

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

As of June 30, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $500,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30,, 2019 the unamortized discount on the convertible note outstanding is $26,940.

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

As of June 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $250,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $13,503.

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

As of June 30, 2019 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $750,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $48,895.

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

As of June 30, 2019 $60,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $300,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of June 30, , 2019 the unamortized discount on the convertible note outstanding is $21,405.

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

As of June 30, 2019 $25,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $13,648 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $0.

On May 20, 2019 the Company determined that it was in default of the Terms and Conditions of the Note as a result of delinquency by the Company in fulfilling its reporting obligations under the Securities and Exchange Act of 1934 (“Exchange Act Default”). In the event of an Exchange Act Default, the Holder shall be entitled to use the lowest Bid Price during the delinquency period as a base price for conversion and the Company shall be charged the default interest rate of 24%.

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

As of June 30, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $125,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of  June 30, 2019 the unamortized discount on the convertible note outstanding is $9739.

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

As of June 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $250,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $20,547.

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

As of June 30, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $500,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $41,149.

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

As of June 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $250,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $20,711.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30, 2019, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $250,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $21,578.

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

As of June 30, 2019 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $17,299.

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

As of June 30, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $500,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $44,343.

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

As of June 30, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $125,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30 , 2019 the unamortized discount on the convertible note outstanding is $11,450.

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

As of June 31, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $125,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $11,254.

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

As of June 30, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $500,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $43,704.

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

As of June 30, 2019 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $175,000 was recognized by the Company as of  June 30, 2019. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $17,436.

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

As of June 30, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $500,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $50,273.

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

As of June 30, 2019 $36,800 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $8,088 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $0.

On May 20, 2019 the Company determined that it was in default of the Terms and Conditions of the Note as a result of delinquency by the Company in fulfilling its reporting obligations under the Securities and Exchange Act of 1934 (“Exchange Act Default”). In the event of an Exchange Act Default, the Holder shall be entitled to use the lowest Bid Price during the delinquency period as a base price for conversion and the Company shall be charged the default interest rate of 24%.

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

As of June 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $250,000 was recognized by the Company as of  June 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $24,998.

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

As of June 30, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $125,000 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $12,679.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of June 30, 2019 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $500,000 was recognized by the Company as of June 30, 2019. The issuance of the Notes amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Notes. As of June 30, 2019 the unamortized discount on the convertible notes outstanding is $56,113.

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

As of June 30, 2019 $68,511 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $163,121 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $114,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2019 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $57,500 was recognized by the Company as of June 30, 2019. The issuance of the Notes amounted in a discount of $11,500 which is amortized under the Interest Method over the life of the Notes. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $75,39.

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

As of June 30, 2019 $20,000 of the principal balance of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $47,619 was recognized by the Company as of June 30, 2019. The issuance of the Notes amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Notes. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $12,167.

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

Zander has the right, at any time after the September 30, 2018, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of Series A Preferred stock of Regen as per this conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the greater of $0.0001 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Zander, at any time prior to selling all of the shares from a conversion, may, for any reason, rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to Regen. ( Note 8)

As of June 30, 2019, 10,000 of the principal amount of the Note remains outstanding.

The issuance of the Note amounted in a beneficial conversion feature of $350,000 which is amortized under the Interest Method over the life of the Note. As of June 30 2019 the unamortized discount on the convertible note outstanding is $9,934. The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2019 is $ 16,666.

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

As of June 30, 2019 $48,400 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $106,673 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $63,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $16,224.

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

As of June 30, 2019 $75,000 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $178,571 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $21,106

On May 20, 2019 the Company determined that it was in default of the Terms and Conditions of the Note as a result of delinquency by the Company in fulfilling its reporting obligations under the Securities and Exchange Act of 1934 (“Exchange Act Default”). In the event of an Exchange Act Default, the Holder shall be entitled to use the lowest Bid Price during the delinquency period as a base price for conversion and the Company shall be charged the default interest rate of 24%.

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

As of June 30, 2019 $50,000 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $119,047 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $31,369

On January 22, 2019 the Company issued a convertible note in the face amount of $50,000 (“Back End Note”). Consideration for the Back End Note consisted of a $50,000 Note payable to the Company. The Back End Note shall accrue simple interest in the amount of 10%. Principal and Accrued Interest is due and payable on January 22, 2020.

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

As of June 30, 2019 $50,000 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $119,047 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $31,369

On February 15, 2019 the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $47,500 cash and payment on behalf of the Company of $2,500 of expenses incurred in connection with the issuance of the Note. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% ( which may be increased to 9.99% upon 61 days written notice by the Holder) of the outstanding shares of the Common Stock of the Company.

The Note may be prepaid with the following penalties:

Time Period	Payment Premium
<=90 days after note issuance	135% of the sum of principal plus accrued interest

This Note may not be prepaid after the 90th day.

As of June 30, 2019 $50,000 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $119,047 was recognized by the Company as of June 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2019 the unamortized discount on the convertible note outstanding is $31,507.

On May 20, 2019 the Company determined that it was in default of the Terms and Conditions of the Note as a result of delinquency by the Company in fulfilling its reporting obligations under the Securities and Exchange Act of 1934 (“Exchange Act Default”). In the event of an Exchange Act Default, the Holder shall be entitled to use the lowest Bid Price during the delinquency period as a base price for conversion and the Company shall be charged the default interest rate of 24%.

NOTE 6. NOTES RECEIVABLE

June 30, 2019
Adar Alef LLC.	$50,000

$50,000 lent by the Company to Ader Alef LLC (“Note Receivable) is due and payable on September 22, 2019 and simple interest at a rate of 10% per annum.

The Note Receivable is initially secured by a pledge of a $50,000 Note issued to Adar Alef LLC LLC by the Company.

The abovementioned Note Receivable contains provisions allowing the Borrower to cancel payment obligation in the event that the Company becomes noncurrent with regard to the Company’s reporting obligation under the Securities and Exchange Act of 1934. The Company became noncurrent with regard to the Company’s reporting obligation under the Securities and Exchange Act of 1934.as of the due date of the Company’s quarterly report for the Company’s quarter ended March 31, 2019.

The Borrower cancelled the Note Receivable as well as the collateralized convertible note payable on September 9, 2019.

NOTE 7. RELATED PARTY TRANSACTIONS

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

As of June 30, 2019 the Company is indebted to David R. Koos in the amount of $5,840. $5,840 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15%  per annum.

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

The abovementioned payments may be made, at Zander’s discretion, in cash or newly issued common stock of Zander.

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

On February 7, 2018 the Company and Zander agreed to a 10% reduction of Zander’s June 2018 Annual Anniversary Fee obligation if Zander pays such fee on or before February 10, 2018. $90,000 was paid by Zander in satisfaction of the June 2018 Annual Anniversary Fee during the quarter ended March 31, 2018.

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

As of June 30, 2019 $11,500 of the principal amount of the Note remains outstanding.

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

As of June 30, 2019, $10,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2019 Regen Biopharma Inc. is indebted to Zander Theraputics, Inc. (“Zander) in the amount of $56,900 exclusive of the abovementioned convertible note issued to Zander.

On January 10, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable January 10, 2020.

On January 14, 2019 Zander loaned $2,000 to Regen. The loan bears simple interest at 10% and is due and payable January 14, 2020.

On January 17, 2019 Zander loaned $1,500 to Regen. The loan bears simple interest at 10% and is due and payable January 17, 2020.

On April 11, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable April 11, 2020.

On April 30, 2019 Zander loaned $20,000 to Regen. The loan bears simple interest at 10% and is due and payable April 30, 2020.

On May 3, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable May 3, 2020.

On May 9, 2019 Zander loaned $400 to Regen. The loan bears simple interest at 10% and is due and payable May 9, 2020.

On May 29, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable May 29, 2020.

On May 31, 2019 Zander loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable May 31, 2020.

On June 6, 2019 Zander loaned $4,000 to Regen. The loan bears simple interest at 10% and is due and payable June 6, 2020.

On June 14, 2019 Zander loaned $3,000 to Regen. The loan bears simple interest at 10% and is due and payable June 14, 2020.

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

Accounts Receivable due from Related Party as of June 30, 2019 consist solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics ( See Note 7) .All of Zander, Regen and KCL Therapeutics are agreeable that Zander shall be permitted at its option to apply any unpaid overdue liability of Regen ( including any and all accrued interest on promissory notes) towards any Anniversary fees and/or Minimum Royalties that may be payable by Zander pursuant to that license agreement originally entered into by Zander and Regen on June 23, 2015 ( Note 7). As of June 30, 2019 Regen is indebted to Zander in the principal amount of $56,900 exclusive of a convertible note issued to Zander with a principal amount outstanding of $10,000 as of June 30, 2019.

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

BST is controlled by David Koos, Regen Biopharma, Inc.’s Chairman and Chief Executive Officer.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2019:

Common stock, $ 0.0001 par value; 1, 800,000,000 shares authorized: 518,452,006  shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of June 30, 2019, 300,000,000 is designated Series A Preferred Stock of which 348,376,230 shares are outstanding as of June 30, 2019 and 300,000,000 is designated Series M Preferred Stock of which 38,000,000 shares are outstanding as of June 30, 2019.

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

On June 30, 2019 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	1,500
Prepaid Expenses	83,895
Due from Employee	1,942
Note Receivable	56,900
Accrued Interest Receivable	14,208
Investment Securities	2,472,321
Convertible Note Receivable	10,000
Accounts Payable	1,258,278
Notes Payable	500,000
Accrued Expenses Related Parties	43,761
Accrued Expenses	97,290
Enterprise Value	4,540,095
Less: Total Debt	(1,899,329)
Portion of Enterprise Value Attributable to Shareholders	2,640,766
Fair Value Per Share	0.057664688

The abovementioned constitute the Company’s sole investment securities as of June 30, 2019

As of June 30, 2019:

470,588	Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended June 30, 2019
$5,741	$27,136	$21,.395	$22,151

725,000	Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the quarter ended June 30, 2019
$13,124	$41,806	$28,682	$34,125

NOTE 12. STOCK TRANSACTIONS

Issuance of Common Shares

On April 1, 2019 the Company issued 10,000,000 common shares in satisfaction of $3,591 of convertible indebtedness and $708 of accrued interest on convertible indebtedness, and $500 in Fees.

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

On April 30, 2019 the Company issued 10,000,000 common shares in satisfaction of $2,788 of convertible indebtedness and $1,511 of accrued interest on convertible indebtedness, and $500 in Fees.

On May 18, 2019 the Company issued 22,000,000 common shares in satisfaction of $7,948 of convertible indebtedness, $500 in fees and $352 of accrued interest on convertible indebtedness.

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

(a) Research and Development Expenses for the period have been increased by $2700

(b) Consulting Expenses for the period have been reduced by $2700

(c) Dividend Income for the period has been increased by $5,741

The aforementioned adjustments have resulted in a decrease in Net Loss for the period ended June 30, 2018 as originally reported of $5,741

During the quarter ended December 31, 2018 the Company had failed to properly record the satisfaction of $5,000 of convertible indebtedness and $465 of accrued interest on convertible indebtedness through the issuance of 3656020 of the Company’s Series A Preferred shares.

The Company has made the following adjustments for the quarter ended December 31, 2018:

Derivative Liability as originally reported is decreased by $1,831.

Derivative Income as originally reported is increased by $1,831.

Convertible Notes Payable as originally reported is decreased by $5,000.

Series A Preferred shares as originally reported is increased by 3,656,020

Series A Preferred Shares ( $ Amount) as originally reported is increased by $365

Additional Paid in Capital as originally recorded is increased by $5,099.

Accrued Interest Payable as originally recorded is decreased by $517.

Interest expense as originally recorded is decreased by $52.

The Company has made the following adjustments for the quarter ended March 31, 2019:

Derivative Liability as originally reported is decreased by $2,381

Derivative Income as originally reported is increased by $550.

Convertible Notes Payable as originally reported is decreased by $5,000.

Series A Preferred shares as originally reported is increased by 3,656,020

Series A Preferred Shares ( $ Amount) as originally reported is increased by $365

Additional Paid in Capital as originally recorded is increased by $5,099.

Accrued Interest Payable as originally recorded is decreased by $615.

Interest expense as originally recorded is decreased by $98.

NOTE 14. SUBSEQUENT EVENTS

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

As of September 30, 2018, we had Cash in the amount of $ 8,019 and as of June 30, 2019 we had Cash in the amount of $1,812.

The decrease in cash of approximately 77% is primarily attributable to cash expended in the operation of the Company’s business offset by issuance during the nine months ended June 30, 2019 of Notes Payable for cash consideration of $62,513, Convertible Notes Payable for aggregate cash consideration of $226,250 and sales of Investment Securities held by the Company during the quarter ended December 31, 2018 for aggregate consideration of $49,858.

As of September 30, 2018 we had Note Receivable due from Related Party of $4,551 and as of June 30, 2019 we had Note Receivable Due from Related Party of 0.

The Decrease in Note Receivable from Related Party is attributable to satisfaction of a $4,551 Note payable to the Company for cash consideration of $4,551.

As of June 30, 2019 we had Accounts Receivable, Related Party of $43,460 and as of September 30, 2018 we had Accounts Receivable, Related Party of $0.

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

(d) The recognition by the Company during the quarter ended June 30, 2019 of an aggregate of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc.

As of September 30, 2018 we had Prepaid Expenses of $8,259 and as of June 30, 2019 we had Prepaid Expenses of $89.

The decrease in Prepaid Expenses of approximately 98.9% is attributable to:

recognition by the Company of $7,259 of Research and Development expenses which had been paid for in a prior period derecognition by the Company of $1,000 compensation prepaid to a former employee deemed uncollectible by the Company during the quarter ended December 31, 2018 offset by

The recognition by the Company of $89 of prepaid expenses attributable to the issuance to Dr. Harry Lander by KCL Therapeutics, Inc. (“KCL”) of 5,000,000 shares of KCL’s common stock as prepayment for services to be performed in subsequent periods. As of June 30, 2019 KCL was a majority owned subsidiary of the Company.

As of June 30, 2019 we had Accrued Interest Receivable of $0 and as of September 30, 2018 we had Accrued Interest Receivable of $7,672.

The decrease in Accrued Interest Receivable is primarily attributable to

(a)accrued interest due to the Company but unpaid settled by the receipt by the Company of 250,000 of the Preferred Series M shares of Zander Therapeutics, Inc. in satisfaction of interest receivable accrued but unpaid due to the Company by Entest Group, Inc.

(b) The cancellation pursuant to its terms and conditions of a $63,000 Note Receivable and all accrued interest thereon issued to the Company in consideration of a Convertible Note Payable

(c) a reserve of 100% having been established with regards to interest accrued but not yet paid on Notes Receivable issued to the Company in consideration of Convertible Notes Payable issued by the Company ( “Collateral Notes Receivable”). The Collateral Notes Receivable contain provisions allowing the Borrower to cancel payment obligation in the event that the Company becomes noncurrent with regard to the Company’s reporting obligation under the Securities and Exchange Act of 1934. The Company became noncurrent with regard to the Company’s reporting obligation under the Securities and Exchange Act of 1934.as of the due date of the Company’s quarterly report for the Company’s quarter ended march 31, 2019.

As of September 30, 2018 we had Prepaid Rent of $14,270 and as of June 30, 2019 we had Prepaid Rent of $0.

The decrease in Prepaid Rent is attributable to:

The recognition of rental expense with regards to $5,000 prepaid by the Company

The acceptance by the Company of 475,000 of the Preferred Series M shares of Zander Therapeutics, Inc. in satisfaction of rent prepaid by the Company to Entest Biomedical, Inc.

As of September 30, 2018 we had Investment Securities of $166,247 and as of June 30, 2019 we had Investment Securities of $68,953.

The decrease in Investment Securities of approximately 58.52% is attributable to:

(a) The sale by the Company of 8,000,000 common shares of Entest Group, Inc. and 185,852 of the nonvoting convertible preferred shares of Entest Group, Inc. for aggregate consideration of $49,858.

(b)The acceptance by the Company of 725,000 of the Preferred Series M shares of Zander Therapeutics, Inc. in satisfaction of interest receivable accrued but unpaid due to the Company by Entest Group, Inc. and rent prepaid to Entest Biomedical Inc.

(c) The revaluation as of June 30, 2019 of 725,000 of the Preferred Series M shares of Zander Therapeutics, Inc. owned by the Company as of June 30, 2019

(d) The revaluation as of June 30, 2019 of 470,588 of the common shares of Zander Therapeutics, Inc. owned by the Company as of June 30, 2019.

As of September 30, 2018 we had a Bank Overdraft of $203 and as of June 30, 2019 we had a Bank Overdraft of $266

The increase in Bank Overdraft of approximately 31% is attributable to withdrawal of money that is greater than the available balance in a bank account maintained by the Company.

As of June 30, 2019 we had Accrued Interest Payable of $448,478 and as of September 30, 2018 we had Accrued Interest Payable of $292,094.

The increase in Accrued Interest Payable of approximately 53% is attributable to additional interest accrued but unpaid on Convertible Notes issued by the Company during the nine months ended June 30, 2019 offset by:

(a)The payment of $8,520 of interest accrued but unpaid during the quarter ended December 31, 2018

(b) The satisfaction of $9,555 of interest accrued but unpaid during the quarter ended December 31, 2018 by the issuance of common stock.

(c) The payment of $3,000 of interest accrued but unpaid during the quarter ended March 31, 2019

(d) The satisfaction of $19,343 of interest accrued but unpaid during the quarter ended March 31, 2019 by the issuance of common stock

(e) The satisfaction of $9,344 of interest accrued but unpaid during the quarter ended June 30, 2019 by the issuance of common stock.

(d) the derecognition of $2,499 of interest accrued but unpaid on a Convertible Note issued by the Company in the face amount of $63,000 which was cancelled during the quarter ended June 30, 2019 pursuant to its terms and conditions.

As of September 30, 2018, we had Accrued Payroll of $655,663 and as of June 30, 2019 we had Accrued Payroll of $886,658.

The increase in accrued payroll of approximately 35% is attributable to:

$81,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the nine months ended June 30, 2019.

$121,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the nine months ended June 30, 2019.

$28,495 in salary expense due to the Company’s former President and Chief Scientific Officer incurred but unpaid during the nine months ended June 30, 2019.

As of September 30, 2018 we had a Derivative Liability of $6,736,607 and as of June 30, 2019 we had a Derivative Liability of $9,482, 064 .

The decrease in Derivative Liability of 40.75% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,145,211 outstanding as of June 30, 2019.

As of June 30, 2019 we had unearned income of $0 and as of September 30, 2018 we had Unearned Income of $68,000.

The decrease in Unearned Income is attributable to:

(a) The derecognition of $29,186 of unearned income recognized prior to September 30, 2018 due to adoption the by the Company of FASB ASU 2014-09 beginning in the fiscal year ended September 30, 2019 and the recognition of.

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

As of September 30, 2019 we had Convertible Notes Payable, Net of Unamortized Discount, of $1,431,845 and as of June 30, 2019 we had Convertible Notes Payable, Net of Unamortized Discount, of $1,859,973.

The increase in Convertible Notes Payable , Net of Unamortized Discount, of approximately 29.9% is primarily attributable to:

(a) Issuance of an aggregate principal amount of $351,000 of Convertible Notes Payable during the nine months ended June 30, 2019. The issuance of these Notes amounted in the recognition of an aggregate of discounts attributable to beneficial conversion features of $351,000 which are amortized under the Interest Method over the respective duration of the Notes.

(b) Amortization of $1,160,136 of Discounts on Convertible Notes

offset by:

(a)	cancellation of a $63,000 Convertible Notes pursuant to its terms and conditions
(b)	conversion of $700,938 of principal amounts outstanding on Convertible Notes into equity securities of the Company.

Material Changes in Results of Operations

Revenues from continuing operations were $27,425 for the quarter ended June 30, 2019 and $100,000 for the same period ended 2018. $27,425 of revenue recognized during the quarter ended June 30, 2019 consisted of $24,932 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized during the quarter ended June 30, 2019 pursuant to the same license. $100,000 of revenue recognized during the quarter ended June 30, 2018 consisted of $90,000 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $10,000 of minimum royalties recognized during the quarter ended June 30, 2018. $24,932 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized during the quarter ended June 30, 2019 pursuant to the same license were recognized as revenues by the Company during the quarter ended June 30, 2019 as a result of the adoption by the Company during the quarter ended December 31, 2018 of FASB ASU 2014-09.

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

Net Loss was $4,405,083 for the quarter ended June 30, 2019 and Net Loss was $ 107,596 for the same period ended 2018. Operating Loss was $137,720 for the quarter ended June 30, 2019 whereas Operating Loss was $125,234 for the quarter ended June 30, 2018. The largest factor contributing to the Company recognizing a higher operating loss in the period ended 2019 when compared to the quarter ended 2018 was the recognition during the quarter ended June 30, 2018 of revenue consisting of $90,000 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $10,000 of minimum royalties.

The increase in Net Loss for the quarter ended June 30, 2019 of 3,994% when compared to the same period ended 2018 is primarily attributable to the recognition of a Derivative Expense of $3,804,486 for the quarter ended June 30, 2019 as opposed to the recognition of Derivative Income of $474,202 for the same period ended 2018.

Revenues from continuing operations were $82,274 for the nine months ended June 30, 2019 and $100,000 for the same period ended 2018. $82,274 of revenue recognized during the nine months ended June 30, 2019 consisted of $74,794 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $7,479 of minimum royalties recognized during the nine months ended June 30 2019 pursuant to the same license. $100,000 of revenue recognized during the nine months ended June 30, 2018 consisted of $90,000 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $10,000 of minimum royalties recognized during the quarter ended June 30, 2018.

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

Operating Loss for the nine months ended June 30, 2019 was $567,347 as opposed to Operating Loss recognized in the same period ended 2018 of $1,162,491. The decrease in Operating Loss recognized in the nine months ended 2019 as opposed to the six months ended 2018 is attributable to higher General and Administrative, Consulting, and Research and Development expenses recognized during the nine months ended June 30, 2018 as compared to the same period ended 2019.

Net Loss for the nine months ended June 30, 2019 was $4,486,687 which was approximately 20.17% higher than Net Loss for the same period ended 2018 which was $3,733,598. The decrease in Net Loss is primarily attributable to a larger Derivative Expense and expenses related to amortization of beneficial conversion features recognized upon issuance of convertible securities recognized during the nine months ended June 30 2019 when compared to the same period ended 2018.

As of June 30, 2019 we had $1,812 in cash on hand and current liabilities of $12,367,719 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized, bank overdraft and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of June 30, 2019 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on April 1, 2019 and ending on June 30, 2019, David Koos, who serves as the Company’s Principal Executive Officer and Principal Financial Officer and Todd S. Caven, who serves as the Company’s Chief Financial Officer, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Shares

On April 1, 2019 the Company issued 10,000,000 common shares in satisfaction of $3,591 of convertible indebtedness and $708 of accrued interest on convertible indebtedness, and $500 in Fees.

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

On April 30, 2019 the Company issued 10,000,000 common shares in satisfaction of $2,788 of convertible indebtedness and $1,511 of accrued interest on convertible indebtedness, and $500 in Fees.

On May 18, 2019 the Company issued 22,000,000 common shares in satisfaction of $7,948 of convertible indebtedness, $500 in fees and $352 of accrued interest on convertible indebtedness.

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

Issuance of Convertible Notes

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

Cancellation of Subsidiary Shares

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

All the abovementioned securities were issued pursuant to Section 4(a) (2) of the securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
10.1	Form of Convertible Note $100,000 (1)
10.2	Form of Convertible Note $14,819(2)
10.3	Form of Convertible Note $20,331(3)
10.4	Form of Amendment to Convertible Note(4)

(1)	Incorporated by Reference to Exhibit 10.6 filed with the Company’s Form 10-Q for the quarter ended March 31, 2019.
(2)	Incorporated by Reference to Exhibit 10.7 filed with the Company’s Form 10-Q for the quarter ended March 31, 2019
(3)	Incorporated by Reference to Exhibit 10.8 filed with the Company’s Form 10-Q for the quarter ended March 31, 2019
(4)	Incorporated by Reference to Exhibit 10.9 filed with the Company’s Form 10-Q for the quarter ended March 31, 2019

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 24, 2019.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	October 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on , 2019.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	October 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 24, 2019.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Financial Officer
Date:	October 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 24, 2019.

Regen Biopharma, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Accounting Officer
Date:	October 24, 2019

