Form 10-K
period 2019-09-30
Regen BioPharma Inc
filed 2021-06-21
CIK 1589150

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2019

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

Issuer’s telephone number: (619) 722 5505

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

Yes ☐  No ☒

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 7.330,721

As of May 14, 2021 Regen Biopharma, Inc. had 3,746,423788 common shares outstanding.

As of May 25, 2021 Regen Biopharma, Inc. had 414, 147,858 shares of Series A Preferred Stock outstanding.

As of May 25, 2021 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of May 25,2021 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of May 25,2021 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding

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

As of December 18, 2018 , we have not licensed any existing therapies which may be marketed. On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is under common control with the Company.

Pursuant to the Agreement, Zander shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement.

he abovementioned payments may be made, at Zander’s discretion, in cash or newly issued common stock of Zander or in common stock of Entest BioMedical Inc. valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance.

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

On April 7, 2021 Regen Biopharma, Inc. (“Regen”) entered into an agreement (“Agreement”) with Oncology Pharma, Inc. (“Licensee”) whereby Regen granted to Licensee an exclusive right and license for the development and commercialization of certain intellectual property ( “License IP”) for the treatment in humans of pancreatic cancer for a term of fifteen years from April 7, 2021.

The License IP consists of antigen specific cancer vaccines in which modified mRNA is administered to produce epitopes able to produce an immune response which augments likelihood of successful induction of immunity. An epitope is the part of an antigen that is recognized by the immune system.

As consideration to Regen for the rights and license granted pursuant to the Agreement Licensee shall:

(a)	pay to Regen a nonrefundable fee of $55,000 no later than April 20,2021
(b)	pay to Regen royalties equal to five percent (5%) of the Net Sales as Net Sales are defined in the Agreement of any Licensed Products in a quarter.
(c)	pay to Regen ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Licensee from sublicensees, excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment

Licensed Product is defined in the Agreement as (a) any method, procedure, service or process that incorporates, uses, used, is covered by, infringes or would infringe any of the License IP in the U.S. or foreign jurisdictions; and (b) any apparatus, material, equipment, machine or other product that incorporates, uses, used, is covered by, infringes or would infringe any of the License IP in the U.S. or foreign jurisdictions but for the rights granted pursuant to the Agreement.

In the event that development of the License IP by the Licensee is not commenced as of the date that is nine months from the effective date of the Agreement the rights and license granted pursuant to the Agreement shall become nonexclusive.

The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the text of the Agreement , which is attached to this Current Report on Form 8-K as Exhibit 10.1 and incorporated in this Item 1.01 by reference.

On April 7, 2021 KCL Therapeutics, Inc. (“KCL”) entered into an agreement (“Agreement”) with Oncology Pharma, Inc. (“Licensee”) whereby KCL granted to Licensee an exclusive right and license for the development and commercialization of certain intellectual property (“License IP”) for the treatment in humans of colon cancer for a term of fifteen years from April 7, 2021.

As consideration to KCL for the rights and license granted pursuant to the Agreement Licensee shall:

(a)	pay to KCL a nonrefundable fee of Fifty Thousand common shares of Oncology Pharma, Inc. no later than April 20,2021
(b)	pay to KCL royalties equal to five percent (5%) of the Net Sales as Net Sales are defined in the Agreement of any Licensed Products in a quarter.
(c)	pay to KCL ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Licensee from sublicensees, excluding royalties from sublicensees based on Net Sales of any Licensed Products for which KCL receives payment

Licensed Product is defined in the Agreement as (a) any method, procedure, service or process that incorporates, uses, used, is covered by, infringes or would infringe any of the License IP in the U.S. or foreign jurisdictions; and (b) any apparatus, material, equipment, machine or other product that incorporates, uses, used, is covered by, infringes or would infringe any of the License IP in the U.S. or foreign jurisdictions but for the rights granted pursuant to the Agreement.

In the event that development of the License IP by the Licensee is not commenced as of the date that is nine months from the effective date of the Agreement the rights and license granted pursuant to the Agreement shall become nonexclusive.

Zander and Regen are under common control. David Koos serves as sole officer and director of both Regen BioPharma, Inc. and Zander Therapeutics Inc.

Both Zander and Oncology Pharma, Inc. will be required to obtain approval from the United States Food and Drug Administration (“FDA”) in order to market any Licensed Product which may be developed within the United States and no assurance may be given that such approval would be granted.

Distribution methods of the products or services:

It is anticipated that Regen and /or KCL will enter into licensing and/or sublicensing agreements with outside entities in order that Regen and/or KCL may obtain royalty income on the products and services which it may develop and commercialize.

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

Sales of drugs and biologics outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Even if FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval

Amount spent during the fiscal year ended September 30, 2019 on research and development activities

During the fiscal year ended September 30, 2019 we expended $45,605 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local)

Regen has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of May 31, 2021 Regen has 1 employee of which one is full time.

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

BST is controlled by David Koos, Regen Biopharma, Inc.’s Chairman and Chief Executive Officer.

On January 20, 2020 the “Company and BST agreed that the month to month sublease by and between the Company and BST whereby the Company subleased office space from BST at 4700 Spring Street, St 304, La Mesa, California 91942 shall terminate as of 1pm Pacific Standard Time on January 22, 2020.

The Company currently continues to occupy 2,320 square feet of office space at 4700 Spring Street, Suite 304, La Mesa, California 91942 leased to BST free of charge.

The property is utilized as office space. We believe that the foregoing properties are adequate to meet our current needs for office space.

Item 3. Legal Proceedings

On December 13, 2019 a complaint was filed in the Superior Court of California, County of San Diego  against  Regen Biopharma, Inc. (“Company”) ,  the Company’s Chairman, Zander Therapeutics Inc (“Zander”), and Does 1-50 by ChemDiv, Inc. (“Plaintiff”) alleging  Breach of Contract, Unfair Business Practices under the California Business and Professions Code, and  Bad Faith Denial of a Contract ( alleged solely against the Company  and DOE defendants) stemming from contract research work performed by the Plaintiff for the Company and contract research performed by the Plaintiff for Zander. The Plaintiff is also seeking a declaration from the court that the Plaintiff retains full and complete ownership, title, use, and all rights without any limits to the work, tangible property, intellectual property, and any other product or by-product of the work performed by Plaintiff for the Company and Zander. The action arises from approximately $1.2 million dollars of unpaid invoices (“Unpaid Invoices”) due and payable to the Plaintiff. The Company asserts that no portion of the Unpaid Invoices is due and payable by the Company .

It is not possible to predict the ultimate outcome of this legal action. The outcome of this legal proceeding may adversely affect the Company’s  financial condition and operations and may also result in loss of control by the Company of intellectual property controlled by the Company.

The Company and Zander are under common control. David Koos serves as Chief Executive Officer and Chairman of the Board of Zander and the Company.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 3,2021 :

Common stock, $ 0.0001 par value; 4, 800,000,000 shares authorized: 2,635,953,890 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of March 3,2021, 300,000,000 is designated Series A Preferred Stock of which 414, 147,858 shares are outstanding as of March 3,2021 , 300,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of March 3,2021 and 20,000 is designated  Series NC Preferred Stock of which 10,000 shares are outstanding as of April 13,2021

The abovementioned shares authorized pursuant to the Company’s certificate of incorporation may be issued from time to time without prior approval of the shareholders. The Board of Directors of the Company shall have the full authority permitted by law to establish one or more series and the number of shares constituting each such series and to fix by resolution full or limited, multiple or fractional, or no voting rights, and such designations, preferences, qualifications, restrictions, options, conversion rights and other special or relative rights of any series of the Stock that may be desired.

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

On March 26, 2021 Regen Biopharma, Inc. ( “Regen”) filed a CERTIFICATE OF DESIGNATION ("Certificate of Designations") with the Nevada Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as Nonconvertible Series NC Preferred Stock (hereinafter referred to as "Series NC Preferred Stock").

The Board of Directors of Regen have authorized 20,000 shares of the Series NC Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of Regen, each holder of Series NC Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series NC Preferred Stock owned by such holder times 500,000. Except as otherwise required by law holders of Common Stock, other series of Preferred issued by Regen, and Series NC Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

The holders of Series NC Preferred Stock shall be entitled receive dividends, when, as and if declared by the Board of Directors in accordance with Nevada Law, in its discretion, from funds legally available therefore.

On any voluntary or involuntary liquidation, dissolution or winding up of Regen, the holders of the Series NC Preferred Stock shall receive, out of assets legally available for distribution to Regen’s stockholders, a ratable share in the assets of Regen.

Our common stock is traded on the OTC Bulletin Board under the symbol "RGBP”. Below is the range of high and low bid information for our common equity for each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

October 1, 2018 to September 30, 2019	HIGH	LOW
First Quarter	$.0146	$.002
Second Quarter	$.007	$.0012
Third Quarter	$.0026	$.0007
Fourth Quarter	$.0029	$.0005
October 1, 2019 to September 30, 2020	HIGH	LOW
First Quarter	$.0019	$.0001
Second Quarter	$.0002	$.0001
Third Quarter	$.0002	$.0001
Fourth Quarter	$.001	$.0001

Holders

As of March 2,2021 there were approximately 468 holders of our Common Stock.

As of March 2,2021 there were approximately 217 holders of our Series A Preferred Stock.

As of March 2,2021 there was 1 holder of our Series AA Preferred Stock.

As of March 2,2021 there were approximately 7 holders of our Series M Preferred Stock

As of April 13,2021 there was one holder of our Series NC Preferred Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2019. We do not expect to declare cash dividends in the immediate future.

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

On November 28, 2018 the Company issued 29,033,181 common shares in satisfaction of $50,716 of convertible indebtedness.

On November 28, 2018 the Company issued 286,232 common shares in satisfaction of, $500 in fees

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

On March 19, 2019 the Company issued 28,210,615 common shares in satisfaction of $22,504 of convertible indebtedness and $500 in fees .

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

On July 12, 2019 the Company issued 25,870,700 common shares in satisfaction of $2,049 of convertible indebtedness, $500 in fees and $2,883 of accrued interest on convertible indebtedness.

On July 31, 2019 the Company issued 27,161,700 common shares in satisfaction of $2,962 of convertible indebtedness, $500 in fees and $611 of accrued interest on convertible indebtedness.

On September 19,2019 the Company issued 28,517,000 common shares in satisfaction of $2,900 of convertible indebtedness, $500 in fees and $876 of accrued interest on convertible indebtedness.

October 29, 2019 the Company issued 24,253,038 common shares in satisfaction of $10,000of convertible indebtedness and $1,035 of accrued interest on convertible indebtedness.

On October 29, 2019 the Company issued 19,475,615 common shares in satisfaction of $4,907of convertible indebtedness and $1,422 of accrued interest on convertible indebtedness.

On November 5, 2019 the Company issued 29,219,194 common shares in satisfaction of $9,000 of convertible indebtedness and $1,518 of accrued interest on convertible indebtedness.

On November 5, 2019 the Company issued 28,000,000 common shares in satisfaction of $5,775 of convertible indebtedness and $2,625 of accrued interest on convertible indebtedness.

On November 5, 2019 the Company issued 28,000,000 common shares in satisfaction of $5,775 of convertible indebtedness and $2,625 of accrued interest on convertible indebtedness.

On November 5, 2019 the Company issued 30,555,555 common shares in satisfaction of $11,000 of convertible indebtedness .

On November 27, 2019 the Company issued 36,500,000 common shares in satisfaction of 2785 accrued interest on convertible indebtedness and $500 in fees.

On December 3, 2019 the Company issued 36,114,111 common shares in satisfaction of $5,500 of convertible indebtedness and $1,000 accrued interest on convertible indebtedness .

On December 4, 2019 the Company issued 36,542,564 common shares in satisfaction of $6,090 of convertible indebtedness and $1,035 accrued interest on convertible indebtedness .

On December 5, 2019 the Company issued 41,922,222 common shares in satisfaction of $7,456 of convertible indebtedness .

On December 6, 2019 the Company issued 41,923,556 common shares in satisfaction of $907 of convertible indebtedness and $2,365 accrued interest on convertible indebtedness .

On December 10, 2019 the Company issued 49,729,272 common shares in satisfaction of $5,878 of convertible indebtedness .

On December 13, 2019 the Company issued 52,214,500 common shares in satisfaction of $2,266 of convertible indebtedness and $366 of accrued interest on convertible indebtedness and $500 in fees.

On December 13, 2019 the Company issued 52,200,000 common shares in satisfaction of $3,132 of convertible indebtedness.

On December 16, 2019 the Company issued 49,759,153 common shares in satisfaction of $5,470 of convertible indebtedness and $988 of accrued interest on convertible indebtedness.

On December 19, 2019 the Company issued 42,000,000 common shares in satisfaction of $3,280 of convertible indebtedness

On December 20, 2019 the Company issued 59,940,000 common shares in satisfaction of $3,280 of convertible indebtedness and $616 of accrued interest on convertible indebtedness.

On December 20, 2019 the Company issued 59,900,000 common shares in satisfaction of $3,594 of convertible indebtedness.

On December 23, 2019 the Company issued 59,907,667 common shares in satisfaction of $942 of convertible indebtedness, $354 of accrued interest on convertible indebtedness and $500 in fees.

On January 2, 2020 the Company issued 69,685,185 common shares in satisfaction of $3,763 of convertible indebtedness.

On January 2, 2020 the Company issued 70,793,000 common shares in satisfaction of $1,104 of convertible indebtedness , 524 of accrued interest on convertible indebtedness and $500 in fees.

On January 23, 2020 the Company issued 42,035,947 common shares in satisfaction of $202 of convertible indebtedness , $558 of accrued interest on convertible indebtedness and $500 in fees.

On October 28, 2020 the Company issued 80,065,846 common shares in satisfaction of $3,752 of convertible indebtedness and $1,452 of accrued interest on convertible indebtedness.

On November 6, 2020 the Company issued 83,934,153 common shares in satisfaction of $3,900 of convertible indebtedness and $1,555 of accrued interest on convertible indebtedness.

On December 11, 2020 the Company issued 87,020,000 common shares in satisfaction of $7,300 of convertible indebtedness and $3,142 of accrued interest on convertible indebtedness.

On December 16, 2020 the Company issued 6,437,153 common shares in satisfaction of $852 of convertible indebtedness , $429 of accrued interest on convertible indebtedness and $160 in fees..

On December 16, 2020 the Company issued 88,158,923 common shares in satisfaction of $4,030 of convertible indebtedness and $1,700 of accrued interest on convertible indebtedness.

On December 17, 2020 the Company issued 83,216,917 common shares in satisfaction of $8,200 of convertible indebtedness and $1,786 of accrued interest on convertible indebtedness.

On December 23, 2020 the Company issued 108,444,444 common shares in satisfaction of $16,000 of convertible indebtedness and $3,250 of accrued interest on convertible indebtedness.

On December 31, 2020 the Company issued 117,837,384 common shares in satisfaction of $5,330 of convertible indebtedness and $2,329 of accrued interest on convertible indebtedness.

On January 28, 2021 the Company issued 85,900,000 common shares in satisfaction of $5,154 of convertible indebtedness.

On February 23, 2021 the Company issued 88,000,000 common shares in satisfaction of $4,400 of accrued interest on convertible indebtedness.

On February 24, 2021 the Company issued 82,759,286 common shares in satisfaction of $30,000 of convertible indebtedness and $4,758 of accrued interest on convertible indebtedness.

On March 2, 2021 the Company issued 119,269,538 common shares in satisfaction of $5,260 of convertible indebtedness and $2,492 of accrued interest on convertible indebtedness.

On March 18, 2021 the Company issued 70,000,000 common shares in satisfaction of $3,415 of convertible indebtedness and $84 of accrued interest on convertible indebtedness.

On March 31, 2021 the Company issued 40,000,000 common shares in satisfaction of $1926 of convertible indebtedness and $74 of accrued interest on convertible indebtedness.

On April 12, 2021 the Company issued 85,000,000 common shares in satisfaction of $3111 of convertible indebtedness and $49 of accrued interest on convertible indebtedness.

On April 13, 2021 the Company issued 83,636,833 common shares in satisfaction of $3,511 of convertible indebtedness and $1508 of accrued interest on convertible indebtedness.

On April 13, 2021 the Company issued 32,968,042 common shares in satisfaction of $19,000 of convertible indebtedness and $4736 of accrued interest on convertible indebtedness.

On April 15, 2021 the Company issued 146,452,000 common shares in satisfaction of $1,416 of convertible indebtedness and $680 of accrued interest on convertible indebtedness.

On April 15, 2021 the Company issued 49482000 common shares in satisfaction of $2288 of convertible indebtedness and $680 of accrued interest on convertible indebtedness..

On April 16, 2021 the Company issued 70,755,885 common shares in satisfaction of $47,000 of convertible indebtedness and $8,189 of accrued interest on convertible indebtedness.

On April 16, 2021 the Company issued 90,311,411 common shares in satisfaction of $4,238 of convertible indebtedness and $17 of accrued interest on convertible indebtedness.

On April 21, 2021 the Company issued 163,814,000 common shares in satisfaction of $7564 of convertible indebtedness and $2,264 of accrued interest on convertible indebtedness.

On April 28, 2021 the Company issued 28,784,167 common shares in satisfaction of $22,000 of convertible indebtedness and $3,905 of accrued interest on convertible indebtedness.

On May 3, 2021 the Company issued 33,012,555 common shares in satisfaction of $1,416 of convertible indebtedness and $729 of accrued interest on convertible indebtedness.

On May 5, 2021 the Company issued 27,753,016 common shares in satisfaction of $1,187 of convertible indebtedness and $616 of accrued interest on convertible indebtedness.

Issuance of Series A Preferred Shares

On November 20, 2019 the Company issued 3,656,020 of Series A Preferred shares in satisfaction of $5,465 of convertible indebtedness.

On January 9, 2019 the Company issued 10,000,000 Series A Preferred shares to a consultant as consideration for services.

On June 27, 2019 the Company issued 194,285, 714 shares of the Series A Preferred stock of Regen to Zander Therapeutics in satisfaction of $340,000 of convertible indebtedness.

On May 12, 2020 the Company issued 5,238,875 Series A Preferred shares in satisfaction of $3,000 of convertible indebtedness and $1,426 of accrued interest on convertible indebtedness.

On July 1, 2020 the Company issued 11,603,784 Series A Preferred shares in satisfaction of $5,000 of convertible indebtedness and $2,542 of accrued interest on convertible indebtedness.

On August 7, 2020 the Company issued 16,549,800 Series A Preferred shares in satisfaction of $7,000 of convertible indebtedness and $3,757 of accrued interest on convertible indebtedness.

On December 17, 2020 the Company issued 32,379,169 Series A Preferred shares in satisfaction of $13,000 of convertible indebtedness and $8,046 of accrued interest on convertible indebtedness.

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

On February 13, 2019 Todd Caven, the then Chief Financial Officer of both Regen and KCL, was issued 5,000,000 of the common shares of KCL as consideration for services.

On August 13, 2019 David Koos, the Chairman and Chief Executive Officer of Regen Biopharma, Inc. (“Company”) returned 5,000,000 common shares of KCL Therapeutics, Inc. (“KCL”) to KCL for cancellation.

On August 13, 2019 Todd Caven , the then Chief Financial Officer of the Company returned 5,000,000 common shares of KCL to KCL for cancellation.

On August 14th, 2019 5,000,000 common shares of KCL Therapeutics, Inc. (“KCL”) owned by Dr. Harry Lander were cancelled by KCL pursuant to a request from Dr. Lander received by KCL on August 13th 2019.

Issuance of Series M Preferred Shares:

On November 15, 2019 the Company issued 4,000,000 Series M Preferred shares as consideration for services.

On November 18, 2019 the Company issued 2,000,000 Series M Preferred shares as consideration for services.

Issuance of Series NC Preferred Shares

On April 13, 2021 the Company issued 10,000 Series NC Preferred shares to its Chief Executive Officer as consideration for services.

Cancellation of Subsidiary Shares

On August 13, 2019 David Koos, the Chairman and Chief Executive Officer of Regen Biopharma, Inc. (“Company”) returned 5,000,000 common shares of KCL Therapeutics, Inc. (“KCL”) to KCL for cancellation.

On August 13, 2019 Todd Caven returned 5,000,000 common shares of KCL to KCL for cancellation.

On August 14th, 2019 5,000,000 common shares of KCL Therapeutics, Inc. (“KCL”) owned by Dr. Harry Lander were cancelled by KCL pursuant to a request from Dr. Lander received by KCL on August 13th 2019.

As a result of this cancellation, as of August 14th 2019 KCL is wholly owned by Regen Biopharma, Inc.

Issuance of Convertible Notes

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

On January 22, 2019 the Company issued a convertible note in the face amount of $50,000 (“ Note”). Consideration for the Note consisted of $47,500 cash and payment of fees associated with the Note of $2,500. The Note shall accrue simple interest in the amount of 10%. Principal and Accrued Interest is due and payable on January 22, 2020.

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

Use of Proceeds

With regard to all securities sold for cash consideration described above, unless otherwise indicated, cash proceeds received from sale will be utilized by Regen for general corporate purposes unless otherwise indicated .

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2018 we had Note Receivable due from Related Party of $4,551 and as of September 30, 2019 we had Note Receivable Due from Related Party of 0.

The Decrease in Note Receivable from Related Party is attributable to satisfaction of a $4,551 Note payable to the Company for cash consideration of $4,551.

As of September 30, 2019 we had Accounts Receivable, Related Party of $43,460 and as of September 30, 2018 we had Accounts Receivable, Related Party of $0.

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

(e) The recognition by the Company during the quarter ended September 30, 2019 of an aggregate of $27,726 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc.

As of September 30, 2018 we had Prepaid Expenses of $8,259 and as of September 30, 2019 we had Prepaid Expenses of $76.

The decrease in Prepaid Expenses of approximately 99% is attributable to:

recognition by the Company of $7,259 of Research and Development expenses which had been paid for in a prior period derecognition by the Company of $1,000 compensation prepaid to a former employee deemed uncollectible by the Company during the quarter ended December 31, 2018 offset by

The recognition by the Company of $76 of prepaid expenses attributable to the issuance to Dr. Harry Lander by KCL Therapeutics, Inc. (“KCL”) of 5,000,000 shares of KCL’s common stock as prepayment for services to be performed in subsequent periods.

As of September 30, 2019 we had Accrued Interest Receivable of $0 and as of September 30, 2018 we had Accrued Interest Receivable of $7,672.

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

As of September 30, 2018 we had Prepaid Rent of $14,270 and as of September 30, 2019 we had Prepaid Rent of $0.

The decrease in Prepaid Rent is attributable to:

The recognition of rental expense with regards to $5,000 prepaid by the Company

The acceptance by the Company of 475,000 of the Preferred Series M shares of Zander Therapeutics, Inc. in satisfaction of rent prepaid by the Company to Entest Biomedical, Inc.

As of September 30, 2018 we had Investment Securities of $166,247 and as of September 30, 2019 we had Investment Securities of $19,969.

The decrease in Investment Securities of approximately 88% is attributable to:

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

(c) The revaluation as of September 30, 2019 of 725,000 of the Preferred Series M shares of Zander Therapeutics, Inc. owned by the Company as of June 30, 2019

(d) The revaluation as of September 30, 2019 of 470,588 of the common shares of Zander Therapeutics, Inc. owned by the Company as of June 30, 2019.

As of September 30, 2019 we had Accrued Interest Payable of $525,335 and as of September 30, 2018 we had Accrued Interest Payable of $292,094.

The increase in Accrued Interest Payable of approximately 79% is attributable to additional interest accrued but unpaid on Notes and Convertible Notes issued by the Company during the twelve months ended September 30, 2019 offset by:

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

(f) the derecognition of $2,499 of interest accrued but unpaid on a Convertible Note issued by the Company in the face amount of $63,000 which was cancelled during the quarter ended June 30, 2019 pursuant to its terms and conditions.

(g) The satisfaction of $4,370 of interest accrued but unpaid during the quarter ended September 30, 2019 by the issuance of common stock

(h) The payment of $1,828 of interest accrued but unpaid during the quarter ended September 30, 2019.

(i) the derecognition of $3,288 of interest accrued but unpaid on a Convertible Note issued by the Company in the face amount of $50,000 which was cancelled during the quarter ended September 30, 2019 pursuant to its terms and conditions

As of September 30, 2018, we had Accrued Payroll of $655,663 and as of September 30, 2019 we had Accrued Payroll of $972,158.

The increase in accrued payroll of approximately 48% is attributable to:

$126,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the twelve months ended September 30, 2019.

$162,000 in salary expense due to the Company’s former Chief Financial Officer incurred but unpaid during the twelve months ended September 30, 2019.

$28,495 in salary expense due to the Company’s former President and Chief Scientific Officer incurred but unpaid during the nine months ended June 30, 2019.

As of September 30, 2018 we had a Derivative Liability of $6,736,607 and as of September 30, 2019 we had a Derivative Liability of $7,200,528.

The increase in Derivative Liability of 7% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,215,421 outstanding as of September 30, 2019.

As of September 30, 2019 we had unearned income of $0 and as of September 30, 2018 we had Unearned Income of $68,000.

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

As of September 30, 2019 we had Convertible Notes Payable, Net of Unamortized Discount, of $1,431,845 and as of September 30, 2019 we had Convertible Notes Payable, Net of Unamortized Discount, of $2,058,571.

The increase in Convertible Notes Payable, Net of Unamortized Discount, of approximately 30.4 % is primarily attributable to:

Issuance of an aggregate principal amount of $351,000 of Convertible Notes Payable and recognition of penalty principal of $3,000 during the nine months ended June 30, 2019. The issuance of these Notes amounted in the recognition of an aggregate of discounts attributable to beneficial conversion features of $351,000 which are amortized under the Interest Method over the respective duration of the Notes.

Issuance of an aggregate principal amount of $135,151 of Convertible Notes Payable during the three months ended September 30, 2019. The issuance of these Notes amounted in the recognition of an aggregate of discounts attributable to beneficial conversion features of $135,151 which are amortized under the Interest Method over the respective duration of the Notes.

Amortization of $1,407,089 of Discounts on Convertible Notes

Offset by:

cancellation of a $63,000 Convertible Note pursuant to its terms and conditions cancellation of a $50,000 Convertible Note pursuant to its terms and conditions satisfaction in cash of $20,000 of principal convertible indebtedness during the quarter ended September 30, 2019 conversion of $708,850 of principal amounts outstanding on Convertible Notes into equity securities of the Company during the year ended September 30, 2019.

During the year ended September 30, 2018 we had Notes Payable of $227 and during the year ended September 30, 2019 we had Notes Payable of $88,627.

The increase in Notes Payable of approximately 38,942% is attributable to borrowings incurred by the Company during the twelve months ended September 30, 2019 the proceeds of which were utilized for general corporate purposes.

During the year ended September 30, 2019 we had Accounts Payable of $92,000 and during the year ended September 30, 2018 we had Accounts Payable of $80,567 representing an increase of 14%  primarily attributable to obligations incurred by the Company in the ordinary course of business.

Material Changes in Results of Operations

Revenues from continuing operations were $110,000 for the twelve months ended September 30, 2019 and $100,000 for the same period ended 2018. $110,000 of revenue recognized during the year ended September 30, 2019 consisted of $100,000 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $10,000 of minimum royalties recognized during the twelve months ended September 30 2019 pursuant to the same license.

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

Operating Loss for the twelve months ended September 30, 2019 was $756,785 as opposed to Operating Loss recognized in the same period ended 2018 of $1,425,783. The decrease in Operating Loss recognized in the twelve months ended 2019 as opposed to the twelve months ended 2018 is attributable to higher General and Administrative, Consulting, and Research and Development expenses recognized during the twelve months ended September 30, 2018 as compared to the same period ended 2019.

Net Los for the year ended September 30, 2019 was $2,623,176 which was approximately 44% less than Net Loss for the same period ended 2018 which was $4,715,200. The decrease in Net Loss is primarily attributable to a larger Derivative Expense recognized during the year ended September 30 2019 when compared to the same period ended 2018.

As of September 30, 2019 we had $7,855 in cash on hand and current liabilities of $11,002,904 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized, Accrued Rent and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of September 30, 2019 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Regen Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regen Biopharma, Inc. as of September 30, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

June 17, 2021

REGEN BIOPHARMA , INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of September 30, 2019	As of September 30, 2019
ASSETS
CURRENT ASSETS
Cash	$7,855	$8,019
Accounts Receivable, Related Party	71,186	0
Note Receivable, Related Party		4,551
Prepaid Expenses	76	8,259
Accrued Interest Receivable, Related Partry		7,672
Prepaid Rent		14,270
Total Current Assets	79,117	42,771
Investment Securities, Related Party	19,969	166,247
Total Other Assets	19,969	166,247
	$99,087	$209,018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	0	$203
Accounts payable	92,000	80,567
Notes Payable	88,627	227
Accrued payroll taxes	4,241	4,241
Accrued Interest	525,335	292,094
Accrued Rent	5,000	0
Accrued Payroll	972,158	655,663
Other Accrued Expenses	41,423	41,243
Due to Investor	20,000	20,000
Derivative Liability	7,200,528	6,736,607
Convertible Notes Payable Less unamortized discount	2,051,537	774,666
Unearned Income	0	68,000
Convertible Notes Payable, Related Parties Less unamortized discount	2,056	0
Total Current Liabilities	11,002,904	8,673,511
Long Term Liabilities:
Convertible Notes Payable less unamortized discount		656,272
Convertible Notes Payable, Related Parties Less unamortized discount	4,978	906
Total Long Term Liabilities	4,978	657,178
Total Liabilities	11,007,882	9,330,689

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 180,315,107 issued and outstanding as of September 30, 2018 and 4,800,000,000 authorized and 600,001,406 shares issued and outstanding September 30, 2019	59,998	18,030
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30, 2019 and September 30, 2018 respectively
Series A Preferred 300,000,000 authorized, 140,434,496 and 348,376,230 outstanding as of September 30, 2018 and September 30, 2019	34,838	14,044
Series AA Preferred $0.0001 par value 600,000 authorized and 50, 000 and 50,000 outstanding as of September 30, 2019 and September 30, 2018, respectively	5
Series M Preferred $0.0001 par value 300,000,000 authorized and and 38,000,000 outstanding as of September 30, 2018 and September 30, 2019 respectively	3,800	3,800
Additional Paid in capital	8,261,993	7,517,888
Contributed Capital	728,658	728,658
Retained Earnings (Deficit)	(19,998,086)	(17,457,044)
Accumulated Other Comprehensive Income	0	52,948
Shareholders Equity Regen Biopharma	(10,908,795)	(9,121,671)
Non Controlling Interest KCL Therapeutics	0	0
Total Stockholders' Equity (Deficit)	(10,908,795)	(9,121,671)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$99,087	$209,018

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Year Ended
	September 30, 2019	September 30, 2019
REVENUES
Revenues, Related Party	$110,000	$100,000

COST AND EXPENSES
Research and Development	45,605	374,436
General and Administrative	500,640	743,755
Consulting and Professional Fees	260,540	347,592
Rent	60,000	60,000
Total Costs and Expenses	866,785	1,525,783

OPERATING INCOME (LOSS)	(756,785)	(1,425,783)

OTHER INCOME & (EXPENSES)
Interest Income, Related Party	1,302	10,234
Other Income	1,616
Dividend Income		5,741
Loss on Sale of Securities	(57,697)
Unrealized Gain(Loss) Investment Securities, Related Party	(51,844)
Interest Expense	(295,167)	(259,069)
Refunds of amounts previously paid	115	96
Interest Expense attributable to
Amortization of Discount	(1,407,089)	(1,304,288)
Gain (Loss) on Early Extinguishment Convertible Debt	61,198	(103,866)
Bad Debt Expense	(118,121)
Other Than Temporary Impairment Recognized		(270,294)
Derivative Income (Expense)	(705)	(1,367,971)
TOTAL OTHER INCOME (EXPENSE)	(1,866,390)	(3,289,417)

NET INCOME (LOSS)	$(2,623,176)	$(4,715,200)
NET INCOME (LOSS) attributable to common shareholders	(2,623,176)	(4,715,200)

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	($0.0013)	$(0.0310)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,071,155,682	152,091,330

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

Condensed Consolidated Statement of Shareholder's Deficit

For the Years Ended September 30, 3018 and 2019

	Series A Preferred		Series AA Preferred		Common		Series M Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Contributed Capital	Other Comprehensive Income (Loss)		Total
Balance September 30, 2017	136,966,697	13,697	50,000	5	139,704,157	13,969	32,000,000	3,200	6,642,979	(12,741,843)	728,658	88,000		(5,251,335)
Common Shares issued to Consultant 10/9/2017					2,500,000	250			109,500					109,750
Preferred Shares issued to Consultant 10/11/2017							2,000,000	200						200
Preferred Shares issued to Consultant 11/01/2017							4,000,000	400						400
Common Shares issued for Debt 12/6/2017					3,976,852	398			85,502					85,900
Unrealized Gain on Securities Available for Sale recognized during Quarter ended December 31, 2017												40,000		40,000
Net Loss for the quarter ended December 31, 2017										(2,785,149)				(2,785,149)
Balance December 31 , 2017	136,966,697	13,697	50,000	5	146,181,009	14,617	38,000,000	3,800	6,837,981	(15,526,990)	728,658	128,000		(7,800,232)
Common Shares issued for Debt 1/10/2018					332,955	33			10,376					10,409
Preferred Shares Purchased for Cash 1/29/2018	2,500,000	250							24,750					25,000
Common Shares Purchased for Cash 1/29/2018					2,500,000	250			24,750					25,000
Common Shares issued for Debt 2/6/2018					522,255	52			13,560					13,612
Common Shares issued for Debt 3/6/2018					796,254	80			18,862					18,942
Common Shares issued to Consultant 3/15/2018					250,000	25			7,900					7,925
Common Shares issued for Debt 3/27/2018					744,948	74			12,613					12,687
Unrealized Loss on Securities Available for Sale recognized during Quarter ended March 31, 2018												(19,200)		(19,200)
Net Loss for the quarter ended March 31, 2018										(840,851)				(840,851)
Balance March 31 , 2018	139,466,697	13,947	50,000	5	151,327,421	15,131	38,000,000	3,800	6,950,792	(16,367,844)	728,658	108,800		(8,546,711)
Preferred Shares issued for Debt 4/10/2018	40,080	4							1,038					1,042
Common Shares issued for Debt 4/20/2018					785,237	79			12,681					12,760
Common Shares issued for Debt 4/30/2018					363,597	36			5,163					5,199
Common Shares issued for Debt 5/7/2018					403,583	40			5,206					5,246
Preferred Shares issued for Debt 5/18/2018	108,004	11							2,095					2,106
Preferred Shares issued for Debt 6/1/2018	146,407	15							2,097					2,112
Common shares issued for debt 6/1/2018					405,858	41			5,235					5,276
Common Shares issued for Debt 6/11/2018					728,390	73			10,674					10,747
Preferred Shares issued for Debt 6/13/2018	181,018	18							2,099					2,117
Common Shares issued for Debt 6/15/2018					4,712,320	471			58,433					58,904
Unrealized Loss on Securities Available for Sale recognized during Quarter ended June 30, 2018												(18,400)		(18,400)
Net Loss for the quarter ended June 30, 2018										(107,596)				(107,596)
Balance June 30 , 2018	139,942,206	13,994	50,000	5	158,726,406	15,871	38,000,000	3,800	7,055,513	(16,475,440)	728,658	90,400		(8,567,198)
Common Shares issued for Debt 7/11/2018					451,629	45			5,268					5,313
Preferred Shares issued for Debt 7/17/2018	492,290	49							3,150					3,199
Common Shares issued for Debt 7/26/2018					3,630,753	363			37,160					37,523
Common Shares issued for Debt 8/20/2018					7,500,000	750			55,500					56,250
Cancellation of Common Shares					(3,976,852)	(398)			(85,502)					(85,900)
Common Shares issued for Debt 8/24/2018					659,760	66			5,294					5,360
Common Shares issued for Debt 9/13/2018					4,273,504	427			29,573					30,000
Common Shares issued for Debt 9/26/2018					7,720,407	772			53,425					54,197
Common Shares issued for Debt 9/28/2018					1,329,500	133			8,508					8,641
Beneficial Conversion Feature Recognized Quarter Ended September 30, 2018									350,000					350,000
Unrealized Loss on Securities Available for Sale recognized during Quarter ended September 30, 2018												(37,452)		(37,452)
Net Loss for the quarter ended September 30, 2018										(981,602)				(981,602)
Balance September 30, 2018	140,434,496	$14,044	50,000	$5	180,315,107	$18,030	38,000,000	$3,800	$7,517,888	$(17,457,044)	$728,658	$52,948		$(9,121,670)
5128205 shares issued for debt					5,128,205	513			29,487					30,000
8961988 shares issued for debt					8,961,988	896			29,754					30,650
2019140 shares issued for debt					2,019,140	202			7,410					7,612
3015618 shares issued for debt					3,015,618	302			11,066					11,368
7100591 shares issued for debt					7,100,591	710			29,290					30,000
3656020 shares issued for debt	3,656,020	366							5,099					5,465
9198923 shares issued for debt					29,033,181	2,903			47,813					50,716
286232 shares issued for expenses					286,232	29			471					500
5184674 shares issued for debt					5,184,674	518			9,929					10,447
617283 shares issued for expenses					617,283	62			438					500
10382717 shares issued for debt					10,382,717	1,038			7,372					8,410
Derecognition of Accumulated Other Comprehensive Income										52,948		(52,948)		0
Adjustment for Adoption ASU 2014 -09										29,186				29,186
Net Income for the Quarter Ended December 31, 2019										245,057				245,057
Balance 12/31/2018	144,090,516	14,409	50,000	5	252,044,737	25,203	38,000,000	3,800	7,696,017	(17,129,853)	728,658	0		(8,661,761)
10585123 shares issued for debt					10,585,123	1,059			12,692					13,751
10000000 shares issued for services	10,000,000	1,000							48,000					49,000
5774947 shares issued for debt					5,774,947	577			6,555					7,132
877310 shares issued for expenses					877,310	88			412					500
12222690 shares issued for debt					12,222,690	1,222			5,744					6,966
10473668 shares issued for debt					10,473,668	1,047			11,887					12,934
Shares of subsidiary issued for services									441					441
13821193 shares issued for debt					13,821,193	1,382			14,374					15,756
13790783 shares issued for debt					13,790,783	1,379			18,341					19,720
8004463 shares issued for debt					8,004,463	800			7,844					8,644
694508 shares issued for expenses					694,508	69			431					500
14305492 shares issued for debt					14,305,492	1,431			8,868					10,299
833449 shares issued for expenses					833,449	83			417					500
27377166 shares issued for debt					27,377,166	2,738			19,766					22,504
6309524 shares issued for debt					6,309,524	631			4,669					5,300
Adjustment for noncontrolling Interest KCL Therapeutics, Inc.									(2,934)					0
Net Loss for Quarter Ended March 31 2019										(333,177)				(333,177)

Balance March 31 2019	154,090,516	$15,409	50,000	$5	377,115,053	$37,710	38,000,000	$3,800.00	$7,853,523	$(17,463,031)	$728,658	$0		$(8,820,991)
895116 shares issued for debt					8,958,116	896			3,403					4,299
1041884 shares issued for expenses					1,041,884	104			396					500
12992389 shares issued for debt					12,992,389	1,299			8,055					9,354
17971064 shares issued for debt					17,971,064	1,797			12,220					14,017
11832569 shares issued for debt					11,832,569	1,183			7,336					8,519
19472820 shares issued for debt					19,472,820	1,947			13,241					15,188
14824958 shares issued for debt					14,824,958	1,482			9,191					10,673
22243153 shares issued for debt					22,243,153	2,224			15,125					17,349
895116 shares issued for debt					8,958,116	896			3,403					4,299
1041884 shares issued for expenses					1,041,884	104			396					500
1253847 shares issued for expenses					1,253,847	125			375					500
20746153 shares issued for debt					20,746,153	2,075			6,198					8,273
104285714 shares issued for debt	194,285,714	19,429							320,571					340,000
Adjustment for noncontrolling Interest KCL Therapeutics, Inc.									(12,708)
Net Loss for Quarter ended June 30, 2019										(4,405,083)				(4,405,083)
Balance June 30, 2019	348,376,230	$34,838			518,452,006	$51,843	38,000,000	$3,800.00	$8,240,724	$(21,868,114)	$728,658	$0		$(12,792,604)
9758644shares issued for debt					9,758,664	976			1,073					2,049
13,730,712 shares issued for interest					13,730,712	1,373			1,510					2,883
2,381,324 shares issued for fees					2,381,324	238			262					500
19754570 shares issued for debt					19,754,570	1,975			987					2,962
4073588 shares issued for interest					4,073,588	407			204					611
3,333,542 common shares issued for expenses					3,333,542	333			167					500
Adjustment for noncontrolling Interest KCL Therapeutics, Inc.									15,642				)	0
19,337,487 shares issued for debt					19,337,487	1,934			967					2,901
5,845,752 common shares issued for interest					5,845,752	585			292					877
3,333,762 shares issued for fees					3,333,762	333			167					500
Net Income for Quarter ended September 30, 2019										1,870,027				1,870,027
Balance September 30, 2019	348,376,230	$34,838			600,001,406	$59,998	38,000,000	$3,800	$8,261,993	$(19,998,086)	$728,658	$—		$(10,908,795)

The following Notes are an integral Part of these Condensed Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(2,623,176)	$(4,715,200)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	49,000	600
Common Stock issued to consultants		150510
Common Stock issued for interest		29,722
Preferred Stock issued for interest		579
Subsidiary Stock issued to consultants	46
Subsidiary Stock issued as compensation	294
Common Stock issued for Expenses	5,500
Increase (Decrease) in Interest expense attributable to
amortization of Discount	1,407,089	1,304,288
(Gain) Loss on Sale of Investment Securities	57,697
Increase (Decrease) in (Gain)/Loss on early extinguishment of debt	(69,945)	103,866
Increase (Decrease) in Recognition of Other than Temporary Impairment		270,294
Changes in operating assets and liabilities:
Unrealized (Gain) Loss on Investment Securities, Related Party	51,843
Increase (Decrease) in Accounts Payable	11,429	(415,190)
increase (Decrease) Unearned Income	(38,814)	68,000
(Increase) Decrease in Accounts Receivable	(71,186)
Increase (Decrease) in accrued Expenses	603,275	247,693
(Increase) Decrease in Prepaid Expenses	13,284	(20,937)
Increase in Derivative Expense	705	1,367,971
(Increase) Decrease in Interest Receivable, Related Party	(1,303)	(10,234)
(Increase) Decrease in Notes Receivable , Related Party	4,551	40,000
Increase(Decrease) in Bad Debt Expense	118,121
Increase(Decrease) in Bank Overdraft	(203)	203
Net Cash Provided by (Used in) Operating Activities	(481,793)	(1,577,836)

Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities	49,858
Net Cash Provided By Investment Activities	49,858	(5,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	0	25,000
Preferred Stock issued for Cash	0	25,000
Increase ( Decrease) in Notes Payable	88,400	(111,128)
Increase in Convertible Notes payable	343,371	1,382,750
Increase in Due to Investor

Net Cash Provided by (Used in) Financing Activities	431,771	1,321,622

Net Increase (Decrease) in Cash	(164)	(261,955)

Cash at Beginning of Period	8,019	269,973
Cash at End of Period	$7,855	$8,018

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	363,850	321,350
Preferred Shares Issued for Debt	345,000	10000
Cash Paid for Interest	22,135	52,432
Common shares Issued for Interest	42,613	29,722
Preferred Shares issued for Interest	0	572

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Consolidated Financial Statements

As of September 30, 2019

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

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of KCL Therapeutics, Inc., a Nevada corporation and wholly owned subsidiary of Regen. Significant inter-company transactions have been eliminated.

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

The Black Scoles pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of June 30, 2019 utilized the following inputs:

Risk Free Interest Rate	1.75%
Expected Term	0.042 – 1.59 Yrs
Expected Volatility	207.11 – 273.20%
Expected Dividends

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2019 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the years ended September 30, 2019 and 2018.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $19,998,086 during the period from April 24, 2012 (inception) through September 30, 2019. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE , RELATED PARTY

As of September 30, 2019
David Koos	$227
Zander Therapeutics, Inc.	64,400
BST Partners	24,000
Total:	$88,627

$227 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

As of September 30, 2019 Regen Biopharma Inc. is indebted to Zander Therapeutics, Inc. (“Zander) in the amount of $64,400.

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

On July 1, 2019 Zander loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable July 1, 2020.

On July 3, 2019 Zander loaned $6,000 to Regen of which $1,500 remained outstanding as of September 30, 2019. The loan bears simple interest at 10% and is due and payable July 3, 2020.

As of September 20, 2019 the Company is indebted to BST Partners in the amount of $24,000.

On July 19,2019 BST Partners loaned $2,000 to Regen. The loan bears simple interest at 10% and is due and payable July 19, 2020.

On September 5, 2019 BST Partners loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable September 5, 2020.

On September 13, 2019 BST Partners loaned $10,000 to Regen. The loan bears simple interest at 10% and is due and payable September 13, 2020.

On September 30, 2019 BST Partners loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable September 30, 2020.

During the year ended September 30, 2019 Zander and Regen were under common control. David Koos served as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven served as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos and Caven also served as a Director of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2019 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2019 is $0.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $0. As of September 30, 2019 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2019 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $0. As of September 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $ 0 As of September 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $0. As of September 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2019 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2019 is 0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30 , 2019 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $272,727 was recognized by the Company as of September 30, 2019.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $ 11,359.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $125,000 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $3,968

March 13, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is February 24, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

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

As of September 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $181,818 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $7,211

On March 31, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is March 31, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $181,818 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $9,352.

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

As of September 30, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $90,909 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30,, 2019 the unamortized discount on the convertible note outstanding is $4,676.

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

As of September 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $$181,818 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $9,352.

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

As of September 30, 2019 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $727,273 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $40,328

On May 10, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is May 9, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.025 per common share as of the date which is the earlier of:

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

As of September 30, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $363,636 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30,, 2019 the unamortized discount on the convertible note outstanding is $18,630.

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

As of September 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $181,818 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $9,352.

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

As of September 30, 2019 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $545,455 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $36,325.

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

As of September 30, 2019 $60,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $218,182 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of September 30 2019 the unamortized discount on the convertible note outstanding is $16,423.

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

As of September 30, 2019 $28,000 of the Note Remains outstanding which includes an additional $3,000 of principal indebtedness resulting from a penalty due to a default of the Terms and Conditions of the Note .

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $25,667 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $0.

During the year ended September 30, 2019 the Company determined that it was in default of the Terms and Conditions of the Note . In the event of a Default, the Holder shall be entitled to use the lowest Bid Price during the delinquency period as a base price for conversion and the Company shall be charged the default interest rate of 24%.

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

As of September 30, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $90,909 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of  September 30, 2019 the unamortized discount on the convertible note outstanding is $7,664.

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

As of September 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $181,818 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $16,392.

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

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Com

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of September 30, 2019 $100,000 of the principal amount of the Note remains outstanding.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $363,636 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $32,846.

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

As of September 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $181,818 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $16,560.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of September 30, 2019, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $181,818 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $17,518.

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

As of September 30, 2019 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $145,454 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $14,051.

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

As of September 30, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $363,636 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $36,222.

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

As of September 30, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $90,909 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30 , 2019 the unamortized discount on the convertible note outstanding is $9,420.

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

As of September 30, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $90,909 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30 , 2019 the unamortized discount on the convertible note outstanding is $9,420.

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

As of September 30, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $363,636 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $18,630.

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

As of September 30, 2019 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $127,273 was recognized by the Company as of  September 30, 2019. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $14,593.

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

As of September 30, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $363,636 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $42,153.

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

As of September 30, 2019 $36,800 of the Note Remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $7,077 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $181,818 was recognized by the Company as of  September 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $20,437.

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

(iv) One day subsequent to a “Transaction Event”

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

As of September 30, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $90,909 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $10,350.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of September 30, 2019 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $363,636 was recognized by the Company as of September 30, 2019. The issuance of the Notes amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Notes. As of September 30, 2019 the unamortized discount on the convertible notes outstanding is $47,901.

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

On July 30, 2019 the Company and the holder of the Note agreed to the addition of $9,971 to the remaining balance of the Note for consideration to the Company of $9,971.

As of September 30, 2019 $70,571 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $176,428 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $114,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2019 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $41,818 was recognized by the Company as of September 30, 2019. The issuance of the Notes amounted in a discount of $11,500 which is amortized under the Interest Method over the life of the Notes. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $6,521.

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). Consideration for the Note consisted of $350,000. A onetime interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Note is due and payable 24 months from the effective date.

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

As of September 30, 2019, 10,000 of the principal amount of the Note remains outstanding.

The issuance of the Note amounted in a beneficial conversion feature of $350,000 which is amortized under the Interest Method over the life of the Note. As of September 30 2019 the unamortized discount on the convertible note outstanding is $7,943. The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2019 is $ 6,666.

During the Fiscal Years ended 2019 and 2018 Zander and Regen were under common control. David Koos served as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven served as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc.

Caven became a member of the Board of Directors of Zander on June 18, 2018. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

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

As of September 30, 2019 $48,400 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $93,076 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $63,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $15,117.

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

As of September 30, 2019 $75,000 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $178,571 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $2,459.

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

On January 22, 2019 the Company issued a convertible note in the face amount of $50,000 (“ Note”). Consideration for the Note consisted of $47,500 cash and payment of fees associated with the Note of $2,500. The Note shall accrue simple interest in the amount of 10%. Principal and Accrued Interest is due and payable on January 22, 2020.

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

As of September 30, 2019 $50,000 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $119,047 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $22,045

On February 15, 2019 the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $47,500 cash and payment on behalf of the Company of $2,500 of expenses incurred in connection with the issuance of the Note. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to 60% of the lowest Trading Price of the Common Stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% ( which may be increased to 9.99% upon 61 days written notice by the Holder) of the outstanding shares of the Common Stock of the Company.

The Note may be prepaid with the following penalties:

Time Period	Payment Premium
<=90 days after note issuance	135% of the sum of principal plus accrued interest

This Note may not be prepaid after the 90th day.

As of September 30, 2019 $50,000 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $104,166 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $19,041.

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

As of September 30, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $151,515 was recognized by the Company as of September 30, 2019.

The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $ 80,054.

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

As of September 30, 2919 $20,331 of principal indebtedness owed on the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $28,434 was recognized by the Company as of September 30, 2019.

The issuance of the Note amounted in a discount of $20,331 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $ 16,275.

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

As of September 30, 2019 $14,819 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $22,453 was recognized by the Company as of September 30, 2019.

The issuance of the Note amounted in a discount of $14,819 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $14,780..

NOTE 6. INCOME TAXES

 As of September 30, 2018

Deferred tax assets:
Net operating tax carry forwards	$4,197,657
Other	-0-
Gross deferred tax assets	4,199,598
Valuation allowance	(4,199,598)
Net deferred tax assets	$-0-

As of September 30 2019 the Company has a Deferred Tax Asset of $4,199,598 completely attributable to net operating loss carry forwards of approximately $19,998,086. The amount and availability of any net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain.

A corporation is considered to undergo “an ownership change” if, as a result of changes in the stock ownership by “5-percent shareholders” or as a result of certain reorganizations, the percentage of the corporation’s stock owned by those 5-percent shareholders increases by more than 50 percentage points over the lowest percentage of stock owned by those shareholders at any time during the prior three-year testing period. Five-percent shareholders are persons who hold 5% or more of the stock of a corporation at any time during the testing period as well as certain groups of shareholders (based typically on whether they acquired their shares in a single offering or exchange transaction) who are not individually 5-percent shareholders.

As the Company will require cash infusions in order to implement its business plan, and as it is probable, although not guaranteed, that such funding needs may be met through the sale of equity securities to “5-percent shareholders”, the Company recognized a valuation allowance equal to the deferred Tax Asset and the Company recorded a valuation allowance reducing all deferred tax assets to 0.

NOTE 7. RELATED PARTY TRANSACTIONS

During the fiscal year ended September 30, 2019 the Company utilized approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to the Company by BST Partners on a month to month basis beginning November 1 2018. BST Partners is controlled by David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease was on a month to month basis and rent payable to BST Partners by Regen Biopharma Inc equaled $5,000 per month.

On January 20, 2020 the Company and BST Partners Inc. agreed that the month to month sublease by and between the Company and BST Partners, Inc. whereby the Company subleased office space from BST Partners, Inc.at 4700 Spring Street, St 304, La Mesa, California 91942 shall terminate as of 1pm Pacific Standard Time on January 22, 2020.

On June 23, 2015 the Company entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is under common control with the Company.

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

As of September 30, 2019 $11,500 of the principal amount of the Note remains outstanding.

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). Consideration for the Note consisted of $350,000. A onetime interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Note is due and payable 24 months from the effective date.

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

As of 30, 2019, $10,000 of the principal amount of the Note remains outstanding.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Caven also serves as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

As of September 30, 2019 the Company is indebted to David R. Koos in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15%  per annum.

As of September 30, 2019 Regen Biopharma Inc. is indebted to Zander Therapeutics, Inc. (“Zander) in the amount of $64,400.

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

On July 1, 2019 Zander loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable July 1, 2020.

On July 3, 2019 Zander loaned $6,000 to Regen of which $1,500 remained outstanding as of September 30, 2019. The loan bears simple interest at 10% and is due and payable July 3, 2020.

As of September 20, 2019 the Company is indebted to BST Partners in the amount of $24,000.

On July 19,2019 BST Partners loaned $2,000 to Regen. The loan bears simple interest at 10% and is due and payable July 19, 2020.

On September 5, 2019 BST Partners loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable September 5, 2020.

On September 13, 2019 BST Partners loaned $10,000 to Regen. The loan bears simple interest at 10% and is due and payable September 13, 2020.

On September 30, 2019 BST Partners loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable September 30, 2020.

During the year ended September 30, 2019 Zander and Regen were under common control. David Koos served as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven served as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos and Caven also served as a Director of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

On March 23, 2021 Todd S. Caven resigned from his position as Chairman of the Board of Directors, Chief Executive Officer and any and all other offices he may hold of Regen BioPharma ,Inc. and KCL Therapeutics Inc. As of March 23, 2021 David R. Koos became the sole officer and director of both the registrant and KCL Therapeutics, Inc.

NOTE 8. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of September 30, 2019 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics ( See Note 7) .

NOTE 9. COMMITMENTS AND CONTINGENCIES

On November 16, 2018 Regen Biopharma, Inc. entered into a sublease agreement with BST Partners (“BST”) whereby Regen Biopharma, Inc. would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $5,000 per month beginning November 1, 2018. On January 20, 2020 the Company and BST Partners Inc. agreed that the month to month sublease by and between the Company and BST Partners, Inc. whereby the Company subleased office space from BST Partners, Inc.at 4700 Spring Street, St 304, La Mesa, California 91942 shall terminate as of 1pm Pacific Standard Time on January 22, 2020.

BST is controlled by David Koos, Regen Biopharma, Inc.’s Chairman and Chief Executive Officer.

On December 13, 2019 a complaint was filed in the Superior Court of California, County of San Diego  against  Regen Biopharma, Inc. (“Company”) ,  the Company’s Chairman, Zander Therapeutics Inc (“Zander”), and Does 1-50 by ChemDiv, Inc. (“Plaintiff”) alleging  Breach of Contract, Unfair Business Practices under the California Business and Professions Code, and  Bad Faith Denial of a Contract ( alleged solely against the Company  and DOE defendants) stemming from contract research work performed by the Plaintiff for the Company and contract research performed by the Plaintiff for Zander. The Plaintiff is also seeking a declaration from the court that the Plaintiff retains full and complete ownership, title, use, and all rights without any limits to the work, tangible property, intellectual property, and any other product or by-product of the work performed by Plaintiff for the Company and Zander. The action arises from approximately $1.2 million dollars of unpaid invoices (“Unpaid Invoices”) due and payable to the Plaintiff. The Company believes that no portion of the Unpaid Invoices are due and payable by the Company. The outcome of this legal proceeding may adversely affect the Company’s financial condition and operations and may also result in loss of control by the Company of certain intellectual property controlled by the Company.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2019:

Common stock, $ 0.0001 par value; 4, 800,000,000 shares authorized: 600, 001,406 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of September 30, 2019, 300,000,000 is designated Series A Preferred Stock of which 348,376,230 shares are outstanding as of September 30, 2019 and 300,000,000 is designated Series M Preferred Stock of which 38,000,000 shares are outstanding as of September 30, 2019.

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

On September 30, 2019 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	74,298
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	20,274
Investment Securities	593,357
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	500,000
Accrued Expenses Related Parties	89,529
Accrued Expenses	203,037
Enterprise Value	2,826,507
Less: Total Debt	(2,061,607)
Portion of Enterprise Value Attributable to Shareholders	764,900
Fair Value Per Share	$0.0167

The abovementioned constitute the Company’s sole investment securities as of September 30, 2019

As of September 30, 2019:

470,588	Common Shares of Zander Therapeutics, Inc.

Basis		Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the Year ended September 30, 2019
$5,741		$7,858	$2,118	$(50,831)
725,000	Series M Preferred of Zander Therapeutics, Inc.

Basis		Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the Year ended September 30, 2019
$13,124		$12,109	$(1,104)	$(1,104)

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

On November 28, 2018 the Company issued 29,033,181 common shares in satisfaction of $50,716 of convertible indebtedness.

On November 28, 2018 the Company issued 286,232 common shares in satisfaction of, $500 in fees

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

On March 19, 2019 the Company issued 28,210,615 common shares in satisfaction of $22,504 of convertible indebtedness and $500 in fees .

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

On July 12, 2019 the Company issued 25,870,700 common shares in satisfaction of $2,049 of convertible indebtedness, $500 in fees and $2,883 of accrued interest on convertible indebtedness.

On July 31, 2019 the Company issued 27,161,700 common shares in satisfaction of $2,962 of convertible indebtedness, $500 in fees and $611 of accrued interest on convertible indebtedness.

On September 19,2019 the Company issued 28,517,000 common shares in satisfaction of $2,900 of convertible indebtedness, $500 in fees and $876 of accrued interest on convertible indebtedness.

Issuance of Series A Preferred Shares

On November 20, 2019 the Company issued 3,656,020 of Series A Preferred shares in satisfaction of $5,465 of convertible indebtedness.

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

On February 13, 2019 Todd Caven, the then Chief Financial Officer of both Regen and KCL, was issued 5,000,000 of the common shares of KCL as consideration for services.

On August 13, 2019 David Koos, the Chairman and Chief Executive Officer of Regen Biopharma, Inc. (“Company”) returned 5,000,000 common shares of KCL Therapeutics, Inc. (“KCL”) to KCL for cancellation.

On August 13, 2019 Todd Caven , the then Chief Financial Officer of the Company returned 5,000,000 common shares of KCL to KCL for cancellation.

On August 14th, 2019 5,000,000 common shares of KCL Therapeutics, Inc. (“KCL”) owned by Dr. Harry Lander were cancelled by KCL pursuant to a request from Dr. Lander received by KCL on August 13th 2019.

NOTE 13. SUBSEQUENT EVENTS

Issuance of Common Shares:

October 29, 2019 the Company issued 24,253,038 common shares in satisfaction of $10,000 of convertible indebtedness and $1,035 of accrued interest on convertible indebtedness.

On October 29, 2019 the Company issued 19,475,615 common shares in satisfaction of $4,907of convertible indebtedness and $1,422 of accrued interest on convertible indebtedness.

On November 5, 2019 the Company issued 29,219,194 common shares in satisfaction of $9,000 of convertible indebtedness and $1,518 of accrued interest on convertible indebtedness.

On November 5, 2019 the Company issued 28,000,000 common shares in satisfaction of $5,775 of convertible indebtedness and $2,625 of accrued interest on convertible indebtedness.

On November 5, 2019 the Company issued 28,000,000 common shares in satisfaction of $5,775 of convertible indebtedness and $2,625 of accrued interest on convertible indebtedness.

On November 5, 2019 the Company issued 30,555,555 common shares in satisfaction of $11,000 of convertible indebtedness .

On November 27, 2019 the Company issued 36,500,000 common shares in satisfaction of 2785 accrued interest on convertible indebtedness and $500 in fees.

On December 3, 2019 the Company issued 36,114,111 common shares in satisfaction of $5,500 of convertible indebtedness and $1,000 accrued interest on convertible indebtedness .

On December 4, 2019 the Company issued 36,542,564 common shares in satisfaction of $6,090 of convertible indebtedness and $1,035 accrued interest on convertible indebtedness .

On December 5, 2019 the Company issued 41,922,222 common shares in satisfaction of $7,456 of convertible indebtedness .

On December 6, 2019 the Company issued 41,923,556 common shares in satisfaction of $907 of convertible indebtedness and $2,365 accrued interest on convertible indebtedness .

On December 10, 2019 the Company issued 49,729,272 common shares in satisfaction of $5,878 of convertible indebtedness .

On December 13, 2019 the Company issued 52,214,500 common shares in satisfaction of $2,266 of convertible indebtedness and $366 of accrued interest on convertible indebtedness and $500 in fees.

On December 13, 2019 the Company issued 52,200,000 common shares in satisfaction of $3,132 of convertible indebtedness.

On December 16, 2019 the Company issued 49,759,153 common shares in satisfaction of $5,470 of convertible indebtedness and $988 of accrued interest on convertible indebtedness.

On December 19, 2019 the Company issued 42,000,000 common shares in satisfaction of $3,280 of convertible indebtedness

On December 20, 2019 the Company issued 59,940,000 common shares in satisfaction of $3,280 of convertible indebtedness and $616 of accrued interest on convertible indebtedness.

On December 20, 2019 the Company issued 59,900,000 common shares in satisfaction of $3,594 of convertible indebtedness.

On December 23, 2019 the Company issued 59,907,667 common shares in satisfaction of $942 of convertible indebtedness, $354 of accrued interest on convertible indebtedness and $500 in fees.

On January 2, 2020 the Company issued 69,685,185 common shares in satisfaction of $3,763 of convertible indebtedness.

On January 2, 2020 the Company issued 70,793,000 common shares in satisfaction of $1,104 of convertible indebtedness , 524 of accrued interest on convertible indebtedness and $500 in fees.

On January 23, 2020 the Company issued 42,035,947 common shares in satisfaction of $202 of convertible indebtedness , $558 of accrued interest on convertible indebtedness and $500 in fees.

On October 28, 2020 the Company issued 80,065,846 common shares in satisfaction of $3,752 of convertible indebtedness and $1,452 of accrued interest on convertible indebtedness.

On November 6, 2020 the Company issued 83,934,153 common shares in satisfaction of $3,900 of convertible indebtedness and $1,555 of accrued interest on convertible indebtedness.

On December 11, 2020 the Company issued 87,020,000 common shares in satisfaction of $7,300 of convertible indebtedness and $3,142 of accrued interest on convertible indebtedness.

On December 16, 2020 the Company issued 6,437,153 common shares in satisfaction of $852 of convertible indebtedness , $429 of accrued interest on convertible indebtedness and $160 in fees..

On December 16, 2020 the Company issued 88,158,923 common shares in satisfaction of $4,030 of convertible indebtedness and $1,700 of accrued interest on convertible indebtedness.

On December 17, 2020 the Company issued 83,216,917 common shares in satisfaction of $8,200 of convertible indebtedness and $1,786 of accrued interest on convertible indebtedness.

On December 23, 2020 the Company issued 108,444,444 common shares in satisfaction of $16,000 of convertible indebtedness and $3,250 of accrued interest on convertible indebtedness.

On December 31, 2020 the Company issued 117,837,384 common shares in satisfaction of $5,330 of convertible indebtedness and $2,329 of accrued interest on convertible indebtedness.

On January 28, 2021 the Company issued 85,900,000 common shares in satisfaction of $5,154 of convertible indebtedness.

On February 23, 2021 the Company issued 88,000,000 common shares in satisfaction of $4,400 of accrued interest on convertible indebtedness.

On February 24, 2021 the Company issued 82,759,286 common shares in satisfaction of $30,000 of convertible indebtedness and $4,758 of accrued interest on convertible indebtedness.

On March 2, 2021 the Company issued 119,269,538 common shares in satisfaction of $5,260 of convertible indebtedness and $2,492 of accrued interest on convertible indebtedness.

On March 18, 2021 the Company issued 70,000,000 common shares in satisfaction of $3,415 of convertible indebtedness and $84 of accrued interest on convertible indebtedness.

On March 31, 2021 the Company issued 40,000,000 common shares in satisfaction of $1926 of convertible indebtedness and $74 of accrued interest on convertible indebtedness.

On April 12, 2021 the Company issued 85,000,000 common shares in satisfaction of $3111 of convertible indebtedness and $49 of accrued interest on convertible indebtedness.

On April 13, 2021 the Company issued 83,636,833 common shares in satisfaction of $3,511 of convertible indebtedness and $1508 of accrued interest on convertible indebtedness.

On April 13, 2021 the Company issued 32,968,042 common shares in satisfaction of $19,000 of convertible indebtedness and $4736 of accrued interest on convertible indebtedness.

On April 15, 2021 the Company issued 146,452,000 common shares in satisfaction of $1,416 of convertible indebtedness and $680 of accrued interest on convertible indebtedness.

On April 15, 2021 the Company issued 49482000 common shares in satisfaction of $2288 of convertible indebtedness and $680 of accrued interest on convertible indebtedness.

On April 16, 2021 the Company issued 70,755,885 common shares in satisfaction of $47,000 of convertible indebtedness and $8,189 of accrued interest on convertible indebtedness.

On April 16, 2021 the Company issued 90,311,411 common shares in satisfaction of $4,238 of convertible indebtedness and $17 of accrued interest on convertible indebtedness.

On April 21, 2021 the Company issued 163,814,000 common shares in satisfaction of $7564 of convertible indebtedness and $2,264 of accrued interest on convertible indebtedness.

On April 28, 2021 the Company issued 28,784,167 common shares in satisfaction of $22,000 of convertible indebtedness and $3,905 of accrued interest on convertible indebtedness.

On May 3, 2021 the Company issued 33,012,555 common shares in satisfaction of $1,416 of convertible indebtedness and $729 of accrued interest on convertible indebtedness.

On May 5, 2021 the Company issued 27,753,016 common shares in satisfaction of $1,187 of convertible indebtedness and $616 of accrued interest on convertible indebtedness.

Issuance of Series A Preferred Shares:

On May 12, 2020 the Company issued 5,238,875 Series A Preferred shares in satisfaction of $3,000 of convertible indebtedness and $1,426 of accrued interest on convertible indebtedness.

On July 1, 2020 the Company issued 11,603,784 Series A Preferred shares in satisfaction of $5,000 of convertible indebtedness and $2,542 of accrued interest on convertible indebtedness.

On August 7, 2020 the Company issued 16,549,800 Series A Preferred shares in satisfaction of $7,000 of convertible indebtedness and $3,757 of accrued interest on convertible indebtedness.

On December 17, 2020 the Company issued 32,379,169 Series A Preferred shares in satisfaction of $13,000 of convertible indebtedness and $8,046 of accrued interest on convertible indebtedness.

Issuance of Series M Preferred Shares:

On November 15, 2019 the Company issued 4,000,000 Series M Preferred shares as consideration for services.

On November 18, 2019 the Company issued 2,000,000 Series M Preferred shares as consideration for services.

Issuance of Series NC Preferred Shares

On April 13, 2021 the Company issued 10,000 Series NC Preferred shares to its Chief Executive Officer as consideration for services.

Certificate of Designations

On March 26, 2021 Regen Biopharma, Inc. ( “Regen”) filed a CERTIFICATE OF DESIGNATION ("Certificate of Designations") with the Nevada Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as Nonconvertible Series NC Preferred Stock (hereinafter referred to as "Series NC Preferred Stock").

The Board of Directors of Regen have authorized 20,000 shares of the Series NC Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of Regen, each holder of Series NC Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series NC Preferred Stock owned by such holder times 500,000. Except as otherwise required by law holders of Common Stock, other series of Preferred issued by Regen, and Series NC Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

The holders of Series NC Preferred Stock shall be entitled receive dividends, when, as and if declared by the Board of Directors in accordance with Nevada Law, in its discretion, from funds legally available therefore

On any voluntary or involuntary liquidation, dissolution or winding up of Regen, the holders of the Series NC Preferred Stock shall receive, out of assets legally available for distribution to Regen’s stockholders, a ratable share in the assets of Regen.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure;

During the Registrant's most two most recent fiscal years there were no disagreements with AMC Auditing (“AMC”), the Company’s independent registered public accounting firm from October 19, 2016 to April 8, 2019, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to AMC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

During the Registrant's most two most recent fiscal years there were no disagreements with A Prager Metis CPA’s LLP (“Prager), the Company’s independent registered public accounting firm from April 8, 2019 to July 24, 2019, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Prager’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

During the Registrant's most two most recent fiscal years there were no disagreements with BF Borgers CPA PC (“Borgers”), the Company’s independent registered public accounting firm from July 24, 2019 to the present, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Borgers’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

Item 9A. Controls and Procedures

 a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2019. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and functions as the Company’s principal executive officer and principal financial officer respectively.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2019 is based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management believes that, as of September 30, 2018 the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended September 30, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 10. Directors, Executive Officers and Corporate Governance

Current Management and Directors:

David R. Koos

David R. Koos has served as Chairman of the Board of Directors, Chief Executive Officer, Secretary, and Treasurer since April 24, 2012 until his resignation in January 22, 2020.

David R. Koos has served as Acting Chief Financial Officer of the Company for the period beginning April 24, 2012 and ending February 11, 2015.

On March 23, 2021 David R. Koos was appointed Chairman and Sole Director of Regen Biopharma, Inc. On March 23, 2021 David R. Koos was appointed Chief Executive Officer, President, Secretary and Treasurer of Regen Biopharma, Inc.

On March 23, 2021 David R. Koos was appointed Chairman and Sole Director of KCL Therapeutics, Inc. On March 23, 2021 David R. Koos was appointed Chief Executive Officer, President, Secretary and Treasurer of KCL Therapeutics, Inc.

KCL Therapeutics, Inc. is a wholly owned subsidiary of Regen Biopharma, Inc.

Education:

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

David R. Koos, 62 has served as Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer of SYBLEU INC., a biotechnology company, from June 12, 2020 to the present. David R. Koos served as Chief Financial Officer of SYBLEU INC. from June 12, 2020 to July 21, 2020. On March 23, 2021 David R. Koos assumed the position of sole officer and director of Zander Therapeutics, Inc., a biotechnology company.

Position:	Company Name:	Employment Dates:
Chairman, President, Chief Executive Officer, Secretary, Acting Chief Financial Officer, Principal Accounting Officer	Entest Group, Inc.	June 19, 2009 to November 28, 2018
Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc.( a California corporation)	August 22,2008 to the Present
Chairman and CEO	Regen BioPharma, Inc.	April 24, 2012 to January 22,2020
Acting CFO	Regen BioPharma, Inc.	April 24, 2012 to February 11, 2015
President	Regen BioPharma, Inc.	May 29, 2013 to October 9, 2013
Chairman, CEO	Zander Therapeutics, Inc.	February 2017 to January 22,2020
Sole Officer and Director	Cell Source Research, Inc.	March 24, 2003 to the Present
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to July 31;2019 June 19, 2006 (President, CEO and Acting CFO); June 19, 2006 (Secretary) to July 31, 2019
Chairman & CEO	BST Partners Inc. (A California Corporation)	November 30, 2018 to the Present
Chairman & CEO	BST Partners Inc. (A Wyoming Corporation)	March 17, to 2017 to the Present

Former Management and Directors:

Todd S. Caven

Todd S. Caven has served as our Chief Financial Officer from February 11, 2015 to March 23,2021 and as a member of the Company’s Board of Directors from November 19, 2019 to March 23, 2021 .

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

Five Year Employment History:

Company Name	Position	Employment Dates
Rock Ridge Enterprises LLC	Founder and Managing Member, Sole Member of the Board of Governors	October of 2003 to present
Saguaro Capital Partner LLC	Founder and Managing Member, Sole Member of the Board of Governors	March of 2009 to present
Zander Therapeutics, Inc.	Chief Financial Officer	February 2017 to March 23,2021

Dr. Harry Lander.

Dr. Harry Lander has served as the Company’s President since October 9, 2015 until his resignation on January 22, 2019 and has served as Chief Scientific Officer of Regen effective October 30, 2015 until his resignation on January 22, 2019. Dr. Lander received an MBA in Finance from The New York University Stern School of Business in New York City in 1991 and a Ph.D. in Biochemistry from the Cornell University Graduate School of Medical Sciences. Dr. Lander has also earned a Bachelor of Science in Biochemistry and a Bachelor of Science in Chemistry from State University of New York at Stony Brook. Prior to accepting the office of President at Regen, Dr. Lander served as Research Chief-Administration at Sidra Medical and Research Center, a new women’s and children’s hospital (expected to open in 2018) established to provide care to Qatari and Middle East residents based on the North American academic medical center model. His duties at the Medical and Research Center included assisting in the development of financial, operational , and compliance infrastructures for the Center as well as assisting in developing the Center’s scientific strategy through a 5 year strategic plan.

Five year Employment History

Company Name	Position	Employment Dates
Zander Therapeutics, Inc.	President, Chief Scientific Officer	February 2017 to January 22, 2019
Sidra Medical and Research Center, Doha, Qatar	Research Chief	2013--2015
Weill Cornell Medical College, New York, NY	Assistant Provost	2012-2013
Weill Cornell Medical College, New York, NY	Assistant Provost,	2009-2012

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

For the period from October 1, 2017 to September 30, 2018

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO*	From October 1, 2017 to September 30, 2018	$180,000	0	0	0	0
Harry Lander Chief Scientific Officer and President**	From October 1, 2017 to September 30, 2018	$200,004	45,000	0	0	45,000
Todd S Caven Chief Financial Officer ***	From October 1, 2017 to September 30, 2018	$162,000	0	0	0	0

* Does not include $124,000 of unpaid salary accrued paid to Koos

* Includes $16,667 in salary accrued but unpaid

*** Does not include $74,000 of unpaid salary accrued paid to Caven

As of September 30, 2018:

There is a balance of $323,750 of salary accrued but unpaid due to Todd Caven.

There is a balance of $286,000 of salary accrued but unpaid due to David Koos.

There is a balance of $45,162 of salary accrued but unpaid due to Harry Lander.

For the period from October 1, 2018 to September 30, 2019

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO*	From October 1, 2018 to September 30, 2019	$54,000	0	0	0	0
Harry Lander Chief Scientific Officer and President**	From October 1, 2018 to September 30, 2019	$33,334	0	0	0	0
Todd S Caven Chief Financial Officer ***	From October 1, 2018 to September 30, 2019	$0	0	0	0	0

Does not include $126,000 of unpaid salary accrued to Mr. Koos

** Does not include $33,334 of unpaid salary due to Harry Lander

***Does not include $162,000 of unpaid salary due to Todd Caven

As of September 30, 2019:

There is a balance of $485,750 of salary accrued but unpaid due to Todd Caven.

There is a balance of $412,000 of salary accrued but unpaid due to David Koos.

There is a balance of $73,657 of salary accrued but unpaid due to Harry Lander.

Employment Agreements

Currently neither the Company nor the Company’s wholly owned subsidiary is party to any employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

Based on 3,746,423,788 shares issued and outstanding as of May 14,2021
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common	David R. Koos	2466568	0.07%
	c/o Regen Biopharma, Inc
	4700 Spring Street, Suite 304,
	La Mesa, California 91942*

All Officers and Directors as a Group		2466568	0.07%
* includes 3104 shares held by BMXP Holdings Shareholder's Business Trust and 705 shares held by the AFN Trust

Based on 414,147,858 shares issued and outstanding as of May 25,2021
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series A Preferred	David R. Koos	197788998	4.7%
	c/o Regen Biopharma, Inc
	4700 Spring Street, Suite 304,
	La Mesa, California 91942*
Zander Therapeutics, Inc.		197785714	4.7%
All Officers and Directors as a Group		197788988	4.7%
* includes 316 shares held by BMXP Holdings Shareholder's Business Trust and 71 shares held by the AFN Trust and 197785714 shares held by Zander Therapeutics, Inc. both of which are controlled by David Koos.

Based on 44,000,000 shares issued and outstanding as of 5/25/2021
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series M Preferred	David R. Koos	11500000	26.14%
	c/o Regen Biopharma, Inc
	4700 Spring Street, Suite 304,
	La Mesa, California 91942
Series M Preferred	Todd S. Caven	10000000	22.73%
	8578 TERRACEVIEW LANE NORTH
	MAPLE GROVE, MN 55311
Series M Preferred	Roger Formisano	3000000	6.82%
	4124 N. 64th Street
	Scottsdale, AZ 85251
Series M Preferred	Robert D. Hopkins	3000000	6.82%
	11642 N. 40th Place
	Phoenix, AZ 85028
Series M Preferred	Harry Lander	10000000	22.73%
	50 SUTTON PLACE SOUTH
	APT. 6A
	NEW YORK, NY 10022
Series M Preferred	Jean-Pierre Millon	6000000	0.136364
	3908 E. San Miguel Ave
	Paradise Valley, AZ 85253
All Officers and Directors as a Group		11500000	26.14%

Based on 50,000 shares issued and outstanding as of May 25, 2021
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series AA Preferred	David R. Koos	50000	100%
	c/o Regen Biopharma, Inc
	4700 Spring Street, Suite 304,
	La Mesa, California 91942

All Officers and Directors as a Group		50000	100%

Based on 10,000 shares issued and outstanding as of May 25, 2021
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series NC Preferred	David R. Koos	10000	100%
	c/o Regen Biopharma, Inc
	4700 Spring Street, Suite 304,
	La Mesa, California 91942
All Officers and Directors as a Group		10000	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended September 30, 2019 the Company utilized approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to the Company by BST Partners on a month to month basis beginning November 1 2018. BST Partners is controlled by David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease was on a month to month basis and rent payable to BST Partners by Regen Biopharma Inc equaled $5,000 per month.

On January 20, 2020 the Company and BST Partners Inc. agreed that the month to month sublease by and between the Company and BST Partners, Inc. whereby the Company subleased office space from BST Partners, Inc.at 4700 Spring Street, St 304, La Mesa, California 91942 shall terminate as of 1pm Pacific Standard Time on January 22, 2020. The Company currently utilizes the space free of charge.

On June 23, 2015 the Company entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is under common control with the Company.

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

As of September 30, 2019 $11,500 of the principal amount of the Note remains outstanding.

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). Consideration for the Note consisted of $350,000. A onetime interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Note is due and payable 24 months from the effective date.

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

As of 30, 2019, $10,000 of the principal amount of the Note remains outstanding.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven served as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos during the year ended September 30, 2019, Caven also served as Directors of Zander Therapeutics, Inc. during that same period. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

As of September 30, 2019 the Company is indebted to David R. Koos in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15%  per annum.

As of September 30, 2019 Regen Biopharma Inc. is indebted to Zander Therapeutics, Inc. (“Zander) in the amount of $64,400.

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

On July 1, 2019 Zander loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable July 1, 2020.

On July 3, 2019 Zander loaned $6,000 to Regen of which $1,500 remained outstanding as of September 30, 2019. The loan bears simple interest at 10% and is due and payable July 3, 2020.

As of September 20, 2019 the Company is indebted to BST Partners in the amount of $24,000.

On July 19,2019 BST Partners loaned $2,000 to Regen. The loan bears simple interest at 10% and is due and payable July 19, 2020.

On September 5, 2019 BST Partners loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable September 5, 2020.

On September 13, 2019 BST Partners loaned $10,000 to Regen. The loan bears simple interest at 10% and is due and payable September 13, 2020.

On September 30, 2019 BST Partners loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable September 30, 2020.

During the year ended September 30, 2019 Zander and Regen were under common control. David Koos served as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven served as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos and Caven also served as a Director of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

On December 16, 2019 Zander Therapeutics, Inc. (“Zander”), KCL Therapeutics, Inc. (“KCL”) and Regen Biopharma, Inc. (“Regen”) entered into an agreement (“Agreement”) whereby:

1) Zander shall return for cancellation 194,285,714 shares of the Series A Preferred stock of Regen (“Conversion Shares”) acquired by Zander through conversion of $340,000 of principal indebtedness of a $350,000 convertible note payable issued by Regen to Zander. Subsequent to this event the principal amount due to Zander by Regen pursuant to the Convertible Note shall be $350,000 which shall be applied pursuant to the Agreement.

2) A $35,000 one time charge due to Zander by Regen (“One Time Charge”) shall be applied pursuant to the Agreement.

3) $75,900 of principal indebtedness due to Regen by Zander and $4,328 of accrued but unpaid interest due by Regen to Zander shall be applied pursuant to the Agreement.

No actions were taken by any of the parties to enforce the terms of the Agreement.

On April 15, 2021 the Agreement was amended as follows so that the material terms and conditions shall be:

a)	Zander shall not return the Conversion shares for cancellation and the principal indebtedness of the aforementioned convertible note shall not reflect such return
b)	As of December 16, 2019 all principal and accrued interest payable by Regen to Zander on that date resulting from Promissory Notes issued by Regen to Zander shall be credited towards amounts due by Zander pursuant to that agreement, as amended, entered into by and between Zander and Regen on June 23, 2015 (“License Agreement”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen for non-human veterinary therapeutic use for a term of fifteen years and that License Assignment And Consent agreement entered into by and between Regen, KCL and Zander on December 17, 2018 whereby Regen transferred and assigned to KCL all rights, duties, and obligations of Regen under the License Agreement and KCL agreed to assume such duties and obligations thereunder and be bound to the terms of the License Agreement with respect thereto.

On March 23, 2021 Todd S. Caven resigned from his position as Chairman of the Board of Directors, Chief Executive Officer and any and all other offices he may hold of Regen BioPharma ,Inc. and KCL Therapeutics Inc. As of March 23, 2021 David R. Koos became the sole officer and director of both the registrant and KCL Therapeutics, Inc.

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

The following table sets forth the aggregate fees billed to us by AMC Auditing for the period beginning October 1, 2018 and ending September 30, 2019:

Audit Fees	$20,046
Audit Related Fees	6000
Tax Fees	0
All Other Fees	0
$26,046

Audit Fees:  Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:    Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended September 30, 2019 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

 All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning October 1, 2018 and ending September 30, 2019:

Audit Fees	$0
Audit Related Fees	5,400
Tax Fees	0
All Other Fees	0
$5,400

Audit Fees:  Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:    Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended September 30, 2019 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

Item 15. Exhibit Index

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
10.1	Agreement by and between the Company and Zander Therapeutics, Inc.*
10.2	March 23, 2021 Agreement by and between the Company and Todd Caven**
3(i)	Certificate of Designation ***
10.3	Regen Oncology Pharma, Inc. Agreement****
10.4	KCL Oncology Pharma, Inc. Agreement *****
10.5	Amendment Zander Agreement******

* Incorporated by Reference to Exhibit 10.1 of that Current Report filed by the Company on Form 8-k dated December 16, 2019

** Incorporated by Reference to Exhibit 10.1 of that Current Report filed by the Company on Form 8-k dated March 24,2021

*** Incorporated by Reference to Exhibit 3(i) of that Current Report filed by the Company on Form 8-k dated March 29,2021

**** Incorporated by Reference to Exhibit 10.1 of that Current Report filed by the Company on Form 8-k dated April 7,2021

***** Incorporated by Reference to Exhibit 10.2 of that Current Report filed by the Company on Form 8-k dated April 7,2021

****** Incorporated by Reference to Exhibit 10.1 of that Current Report filed by the Company on Form 8-k dated April 15,2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	June 21, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	June 21, 2021

