Form 10-K
period 2020-09-30
Regen BioPharma Inc
filed 2021-08-04
CIK 1589150

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2020

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

As of May 14, 2021 Regen Biopharma, Inc. had 3,746,423788 common shares outstanding.

As of May 25, 2021 Regen Biopharma, Inc. had 414, 147,858 shares of Series A Preferred Stock outstanding.

As of May 25, 2021 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of May 25,2021 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of May 25,2021 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding.

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

As of July 29, 2021 we have not licensed any existing therapies which may be marketed. On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is under common control with the Company.

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Patents:

The following is a list of intellectual property (“IP”) controlled by either Regen Biopharma, Inc. ( the “Company”) or KCL Therapeutics (“KCL”). KCL is a wholly owned subsidiary of the Company.

IP which has been granted patent protection by the United States Patent and Trademark Office (“USPTO”)

GENE SILENCING OF THE BROTHER OF THE REGULATOR OF IMPRINTED SITES (BORIS)

Provides methods and compositions useful for inhibiting expression of the gene encoding the transcription factor, Brother of the Regulatory of Imprinted Sites (BORIS) by RNA interference. Methods of the present invention can be used to silence BORIS in cancer cells, which results in apoptosis and may be useful as for treating cancer in mammals. The methods of the invention directed to cancer therapy can be used alone or in combination with standard cancer treatments such as surgery, radiation, chemotherapy, and immunotherapy.

Patent No: 8263571

METHODS AND MEANS OF GENERATING IL-17 ASSOCIATED ANTITUMOR EFFECTOR CELLS BY INHIBITION OF NR2F6 INHIBITION

Means, methods, and compositions of matter useful for generation of cancer inhibitory effector cells producing interleukin-17 (IL-17). In one embodiment a cellular population is obtained, said cellular population is exposed to agents capable of inhibiting NR2F6, whereby said inhibition of NR2F6 results in upregulation of IL-17 production, said upregulation of IL-17 production associated with acquisition of anti-tumor activity.

Patent No : 11,053,503

METHODS OF SCREENING COMPOUNDS THAT CAN MODULATE NR2F6 BY DISPLACEMENT OF A REFERENCE LIGAND

Compositions of matter, protocols and methods of screening test compounds to identifying agonists and antagonists of the orphan nuclear receptor NR2F6 by measuring the ability of a test compound to occupy the active site of NR2F6, in the presence of a reference compound.

Patent No: 10,088,485

MODULATION OF NR2F6 AND METHODS AND USES THEREOF

The application provides methods of modulating NR2F6 in a cell or animal in need thereof by administering an effective amount of a NR2F6 modulator

Patent No: 9091696

IP for which a Notice of Allowance has been granted. A Notice of Allowance is notification by the USPTO to the applicant that the USPTO intends to issue a patent

ANTIGEN SPECIFIC MRNA CELLULAR CANCER VACCINES

Antigen specific cancer vaccines in which immunogenic epitopes are produced intracellularly by administration of modified mRNA encoding said immunogenic epitopes. In one embodiment of the invention, said modified mRNA encodes peptides derived from the protein survivin. By directly inducing gene expression of the antigens to which an immune response is desired, immunogenic peptides are generated intracellularly, thus allowing for a wider repertoire of epitopes to be presented to the adaptive immune system, which augments likelihood of successful induction of immunity.

Application Number: 15/162,370

IP for which Patent Protection has expired due to non payment of fees for which revival is in process:

METHOD OF CANCER TREATMENT USING SIRNA SILENCING

Comprises administering to a subject one or more siRNA constructs capable of inhibiting the expression of an immunosuppressive molecule. The invention also provides siRNA constructs and compositions.

Patent No: 8389708

IP for which a Notice of Allowance was granted but classified as abandoned by the USPTO. Revival in progress.

UNIVERSAL DONOR CHECKPOINT INHIBITOR SILENCED/GENE EDITED CORD BLOOD KILLER CELLS

Compositions of matters, cells, and treatment protocols useful for induction of anticancer responses in a patient suffering from cancer. In one embodiment the invention provides the use of NR2F6 silencing or gene editing in cord blood cells possessing anti-tumor activity in order to induce potentiated killer cells suitable for therapeutic use. In one embodiment said allogeneic cord blood killer cells are administered to initiate a cascade of antitumor immune responses, with initially responses mediated by allogeneic killer cells, and followed by endogenous immune responses.

Application Number: 15/494,358

Active Patent Applications:

ENHANCED DENDRITIC CELL IMMUNE ACTIVATION BY COMBINED INHIBITION OF NR2F6 WITH CANNIBIDIOL;

Application Number 17035955.

REDUCTION OF POST-SURGERY CANCER METASTASIS BY COMBINATION OF CANNABIDIOL AND NR2F6 INHIBITION.

Application Number 17037284

SUPPRESSION OF PATHOLOGICAL ANGIOGENESIS BY INHIBITION OF NR2F6

Application Number 17087386

STIMULATION OF T REGULATORY CELLS BY CANNABIDIOL AS A MEANS OF TREATING ARTHRITIS AND AUTOIMMUNITY

Application Number 17010720

SMALL MOLECULE AGONISTS AND ANTAGONISTS OF NR2F6 ACTIVITY IN HUMANS

Application Number 15820324

SMALL MOLECULE MODULATORS OF NR2F6 ACTIVITY.

Application Number 15364111

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

As of July 29, 2021 Regen has 1 employee of which one is full time.

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

The stockholders’ equity section of the Company contains the following classes of capital stock :

As of May 14,2021 Common stock, $ 0.0001 par value; 4, 800,000,000 shares authorized: 3,746,423,788 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of March 3,2021, 300,000,000 is designated Series A Preferred Stock of which 414, 147,858 shares are outstanding as of May 25,2021 , 300,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of May 25,2021 and 20,000 is designated  Series NC Preferred Stock of which 10,000 shares are outstanding as of May 25,2021

The abovementioned shares authorized pursuant to the Company’s certificate of incorporation may be issued from time to time without prior approval of the shareholders. The Board of Directors of the Company shall have the full authority permitted by law to establish one or more series and the number of shares constituting each such series and to fix by resolution full or limited, multiple or fractional, or no voting rights, and such designations, preferences, qualifications, restrictions, options, conversion rights and other special or relative rights of any series of the Stock that may be desired.

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

Recent Sales of Unregistered Securities

Issuance of Common Shares:

October 29, 2019 the Company issued 24,253,038 common shares in satisfaction of $10,000 of convertible indebtedness and $1,641 of accrued interest on convertible indebtedness.

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

On November 27, 2019 the Company issued 36,502,000 common shares in satisfaction of 2785 accrued interest on convertible indebtedness and $500 in fees.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2019 we had cash of $7,885 and as of September 30, 2020 we had cash of 0. The reduction in cash is primarily attributable to funds expended in the operation of the Company’s business.

As of September 30, 2019 we had Accounts Receivable, Related Party of $71,186 and as of September 30, 2020 we had Accounts Receivable, Related Party of $ 103,192.

The increase in Accounts Receivable, Related Party of approximately 44.9% is primarily attributable to:

(a) The recognition by the Company during the quarter ended December 31, 2019 of an aggregate of $27,424 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc.

(b) The recognition by the Company during the quarter ended March 31, 2020 of an aggregate of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc.

(c) The recognition by the Company during the quarter ended June 30, 2020 of an aggregate of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc.

(d) The recognition by the Company during the quarter ended September 30, 2020 of an aggregate of $27,726 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc.

Offset by:

The application of $75,900 of principal indebtedness and $2,093 of interest accrued but unpaid owed to Zander by the Company toward Accounts Receivable during the quarter ended December 31, 2019.

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

2) A $35,000 one-time charge due to Zander by Regen (“One Time Charge”) shall be applied pursuant to the Agreement.

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

The Financial Statements for the fiscal year ended September 30, 2020 recognize the application as of December 16, 2019 of all principal and accrued interest payable by Regen to Zander on that date resulting from Promissory Notes issued by Regen to Zander.

As of September 30, 2019 we had Accounts Payable of $92,000 and as of September 30,2020 we had Accounts Payable of $110,486. The increase of approximately 20% is primarily attributable expenses incurred by the Company resulting from services provided to the Company by Baumgartner Patent Law and Securities Transfer Corporation.

As of September 30, 2019 we had Notes Payable of $88,627 and as of September 30, 2020 we had Notes Payable of $62,127. The decrease in Notes Payable of approximately 29.9% is attributable to $37,900 loaned to the Company by BST Partners, a company controlled by David Koos the Company’s Chairman and Chief Executive Officer, during the year ended September 30, 2020 offset by the application towards Accounts Receivable of principal amounts owed by the Company to Zander Therapeutics, Inc. as of December 16, 2019 resulting from Promissory Notes issued by Regen to Zander.

As of September 30, 2019 we had Accrued Interest Payable of $525,335 and as of September 30, 2020 we had Accrued Interest Payable of $830,061.

The increase in Accrued Interest Payable of approximately 58% is attributable to additional interest accrued but unpaid on Notes and Convertible Notes issued by the Company during the twelve months ended September 30, 2020 offset by:

(a)	application of $2,093 of interest due but unpaid to Zander Therapeutics Inc. towards Accounts Receivable.
(b)	conversion of $26,589 of interest accrued but unpaid due to holders of Convertible Notes Payable into equity securities of the Company.

As of September 30, 2020, we had Accrued Payroll of $1,189,319 and as of September 30, 2019 we had Accrued Payroll of $972,158.

The increase in accrued payroll of approximately 22% is attributable to:

$55,161 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the twelve months ended September 30, 2020

$162,000 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the twelve months ended September 30, 2020

As of September 30, 2020 we had Accrued Rent of $23,548 and as of September 30, 2019 we had Accrued Rent of $ 5,000.

The increase in Accrued Rent of approximately 370.9% is attributable to rental expenses incurred yet unpaid during the year ended September 30, 2020 pursuant to a month to month sublease agreement by and between the Company and BST Partners ( an entity under common control with the Company).

On January 20, 2020 the Company and BST Partners agreed that the month to month sublease by and between the Company and BST Partners, Inc. whereby the Company subleased office space from BST Partners, Inc.at 4700 Spring Street, St 304, La Mesa, California 91942 shall terminate as of 1pm Pacific Standard Time on January 22, 2020.

As of September 30, 2020 we had a Derivative Liability of $2,634,215 and as of September 30, 2019 we had a Derivative Liability of $7,200,528.

The decrease in Derivative Liability of 63.4% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,089,377 outstanding as of September 30, 2020.

As of September 30, 2019 we had Convertible Notes Payable, Net of Unamortized Discount, of $2,058,571 and as of September 30, 2020 we had Convertible Notes Payable, Net of Unamortized Discount, of $2,541,766.

The increase in Convertible Notes Payable, Net of Unamortized Discount, of approximately 23.4 % is primarily attributable to amortization of $609,522 of Discounts on Convertible Notes offset by the conversion of approximately $126,133 of principal indebtedness into equity securities of the Company.

Material Changes in Results of Operations

Revenues from continuing operations were $110,000 for the twelve months ended September 30, 2019 and $110,000 for the same period ended 2020. $110,000 of revenue recognized during the years ended September 30, 2019 and September 30,2020 consisted of $100,000 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $10,000 of minimum royalties recognized during the twelve months ended September 30 2019 and 2020 respectively pursuant to the same license.

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

Operating Loss for the twelve months ended September 30, 2019 was $756,785 as opposed to Operating Loss recognized in the same period ended 2020 of $209,317. The decrease in Operating Loss recognized in the twelve months ended 2020 as opposed to the twelve months ended 2019 is attributable to higher General and Administrative, Consulting, and Research and Development expenses recognized during the twelve months ended September 30, 2019 as compared to the same period ended 2020

Net Los for the year ended September 30, 2019 was $2,623,176. Net Income for the year ended September 30, 2020 was $3,414,419. The disparity is primarily attributable to Derivative Income of $4,566,669 recognized for the year ended September 30, 2020.

As of September 30, 2020 we had $0 in cash on hand and current liabilities of $7,458,187 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized, Accrued Rent and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regen Biopharma, Inc. as of September 30, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

August 2, 2021

REGEN BIOPHARMA , INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2020	September 30, 2019
ASSETS
CURRENT ASSETS
Cash	$—	$7,855
Accounts Receivable, Related Party	103,192	71,186
Prepaid Expenses	28	76
Total Current Assets	103,220	79,117

OTHER ASSETS
Investment Securities	19,969	19,969
Total Other Assets	19,969	19,969
TOTAL ASSETS	$123,189	$99,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	110,486	92,000
Notes Payable	62,127	88,627
Accrued payroll taxes	4,241	4,241
Accrued Interest	830,061	525,335
Accrued Rent	23,548	5,000
Accrued Payroll	1,189,319	972,158
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000
Due to Investor	20,000	20,000
Derivative Liability	2,634,215	7,200,528
Convertible Notes Payable Less unamortized discount	2,522,716	2,051,537
Convertible Notes Payable, Related Parties Less unamortized discount	19,050	2,056
Total Current Liabilities	7,458,187	11,002,904
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount	0	4,978
Total Long Term Liabilities		4,978
Total Liabilities	7,458,187	11,007,882

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 4,800,000,000 authorized and 1,605,000,246 issued and outstanding as of September 30, 2020 and 4,800,000,000 authorized and 600,001,406 shares issued and outstanding September 30, 2019	160,498	59,998
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30, 2019 and September 30,2020 respectively
Series A Preferred 300,000,000 authorized, 353,615,105 and 381,768,689 outstanding as of September 30,2020 and September 30, 2019 respectively	38,177	34,838
Series AA Preferred $0.0001 par value 600,000 authorized and 50, 000 and 50,000 outstanding as of September 30, 2019 and September 30,2020 respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and and 38,000,000 and 44,000,000 outstanding as of September 30, 2019 and September 30, 2020 respectively	4,400	3,800
Additional Paid in capital	8,313,877	8,261,993
Contributed Capital	731,711	728,658
Retained Earnings (Deficit)	(16,583,666)	(19,998,086)
Total Stockholders' Equity (Deficit)	(7,334,998)	(10,908,795)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$123,189	$99,087

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2020	Year Ended September 30, 2019
REVENUES
Revenues, Related Party	$110,000	$110,000

COST AND EXPENSES
Research and Development	13,286	45,605
General and Administrative	249,697	500,640
Consulting and Professional Fees	37,786	260,540
Rent	18,548	60,000
Total Costs and Expenses	319,317	866,785
OPERATING INCOME (LOSS)	$(209,317)	$(756,785)

OTHER INCOME & (EXPENSES)
Interest Income	0	1,302
Other Income	0	1,616
Loss on Sale of Securities	0	(57,697)
Unrealized Gain(Loss) Investment Securities	0	(51,844)
Interest Expense	(333,411)	(295,167)
Refunds of amounts previously paid	0	115
Interest Expense attributable to Amortization of Discount	(609,522)	(1,407,089)
Gain (Loss) on Early Extinguishment Convertible Debt
Bad Debt Expense	0	(118,121)
Derivative Income (Expense)	4,566,669	(705)
TOTAL OTHER INCOME (EXPENSE)	3,623,736	(1,866,390)
NET INCOME (LOSS)	3,414,419	$(2,623,175.67)
Less:Net (Income) Loss attributable to KCL, Therapeutics, Inc.
NET INCOME (LOSS) attributable to common shareholders	2,731,535	$(2,623,176)

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.002	$(0.0013)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,409,846,576	2,071,155,682

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Consolidated Statement of Shareholder’s Deficit

Years Ended September 30, 2019 and 2020

		Series A Preferred		Series AA Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Balance September 30, 2018	140,434,496	$14,044	50,000	$5	180,315,107	$18,030	38,000,000	$3,800	$7,517,888	$(17,457,044)	$728,658	$52,948	$0	$(9,121,670)
10/1/2018	5128205 shares issued for debt					5,128,205	513			29,487					30,000
10/18/2018	8961988 shares issued for debt					8,961,988	896			29,754					30,650
10/23/2018	2019140 shares issued for debt					2,019,140	202			7,410					7,612
10/29/2018	3015618 shares issued for debt					3,015,618	302			11,066					11,368
11/15/2018	7100591 shares issued for debt					7,100,591	710			29,290					30,000
11/20/2018	3656020 shares issued for debt	3,656,020	366							5,099					5,465
11/28/2018	9198923 shares issued for debt					29,033,181	2,903			47,813					50,716
11/28/2018	286232 shares issued for expenses					286,232	29			471					500
12/19/2018	5184674 shares issued for debt					5,184,674	518			9,929					10,447
12/26/2018	617283 shares issued for expenses					617,283	62			438					500
12/26/2018	10382717 shares issued for debt					10,382,717	1,038			7,372					8,410
12/31/2018	Derecognition of Accumulated Other Comprehensive Income										52,948		(52,948)		0
12/31/2019	Adjustment for Adoption ASU 2014 -09										29,186				29,186
12/31/2018	Net Income for the Quarter Ended December 31, 2019										245,057				245,057
	Balance 12/31/2018	144,090,516	14,409	50,000	5	252,044,737	25,203	38,000,000	3,800	7,696,017	(17,129,853)	728,658	0	0	(8,661,761)
1/3/2019	10585123 shares issued for debt					10,585,123	1,059			12,692					13,751
1/9/2019	10000000 shares issued for services	10,000,000	1,000							48,000					49,000
1/23/2019	5774947 shares issued for debt					5,774,947	577			6,555					7,132
1/25/2019	877310 shares issued for expenses					877,310	88			412					500
1/25/2019	12222690 shares issued for debt					12,222,690	1,222			5,744					6,966
2/11/2019	10473668 shares issued for debt					10,473,668	1,047			11,887					12,934
2/13/2019	Shares of subsidiary issued for services									441					441
2/15/2019	13821193 shares issued for debt					13,821,193	1,382			14,374					15,756
2/19/2019	13790783 shares issued for debt					13,790,783	1,379			18,341					19,720
3/1/2019	8004463 shares issued for debt					8,004,463	800			7,844					8,644
3/4/2019	694508 shares issued for expenses					694,508	69			431					500
3/4/2019	14305492 shares issued for debt					14,305,492	1,431			8,868					10,299
3/19/2019	833449 shares issued for expenses					833,449	83			417					500
3/19/2019	27377166 shares issued for debt					27,377,166	2,738			19,766					22,504
3/22/2019	6309524 shares issued for debt					6,309,524	631			4,669					5,300
3/31/2019	Adjustment for noncontrolling Interest KCL Therapeutics, Inc.									(2,934)				2,934	0
3/31/2019	Net Loss for Quarter Ended March 31 2019										(333,177)				(333,177)

	Balance March 31 2019	154,090,516	$15,409	50,000	$5	377,115,053	$37,710	38,000,000	$3,800.00	$7,853,523	$(17,463,031)	$728,658	$0	$2,934	$(8,820,991)
4/1/2019	895116 shares issued for debt					8,958,116	896			3,403					4,299
4/1/2019	1041884 shares issued for expenses					1,041,884	104			396					500
4/2/2019	12992389 shares issued for debt					12,992,389	1,299			8,055					9,354
4/8/2019	17971064 shares issued for debt					17,971,064	1,797			12,220					14,017
4/9/2019	11832569 shares issued for debt					11,832,569	1,183			7,336					8,519
4/11/2019	19472820 shares issued for debt					19,472,820	1,947			13,241					15,188
4/18/2019	14824958 shares issued for debt					14,824,958	1,482			9,191					10,673
4/29/2019	22243153 shares issued for debt					22,243,153	2,224			15,125					17,349
4/30/2019	895116 shares issued for debt					8,958,116	896			3,403					4,299
4/30/2019	1041884 shares issued for expenses					1,041,884	104			396					500
5/18/2019	1253847 shares issued for expenses					1,253,847	125			375					500
5/18/2019	20746153 shares issued for debt					20,746,153	2,075			6,198					8,273
6/27/2019	104285714 shares issued for debt	194,285,714	19,429							320,571					340,000
6/30/2019	Adjustment for noncontrolling Interest KCL Therapeutics, Inc.									(12,708)				12,708
6/30/2019	Net Loss for Quarter ended June 30, 2019										(4,405,083)				(4,405,083)
	Balance June 30, 2019	348,376,230	$34,838			518,452,006	$51,843	38,000,000	$3,800.00	$8,240,724	$(21,868,114)	$728,658	$0	$15,642	$(12,792,604)
7/12/2019	9758644 shares issued for debt					9,758,664	976			1,073					2,049
7/12/2019	13,730,712 shares issued for interest					13,730,712	1,373			1,510					2,883
7/12/2019	2,381,324 shares issued for fees					2,381,324	238			262					500
7/31/2019	19754570 shares issued for debt					19,754,570	1,975			987					2,962
7/31/2019	4073588 shares issued for interest					4,073,588	407			204					611
7/31/2019	3,333,542 common shares issued for expenses					3,333,542	333			167					500
8/14/2019	Adjustment for noncontrolling Interest KCL Therapeutics, Inc.									15,642				(15,642)	0
9/19/2019	19,337,487 shares issued for debt					19,337,487	1,934			967					2,901
9/19/2019	5,845,752 common shares issued for interest					5,845,752	585			292					877
9/19/2019	3,333,762 shares issued for fees					3,333,762	333			167					500
9/30/2019	Net Income for Quarter ended September 30, 2019										1,870,027				1,870,027
	Balance September 30, 2019	348,376,230	$34,838	50,000	5	600,001,406	$59,998	38,000,000	$3,800	$8,261,993	$(19,998,086)	$728,658	$—	$—	$(10,908,795)
10/29/2019	Shares issued for Debt					15,100,608	1,510			3,397					4,907
10/29/2019	Shares issued for Interest					4,376,007	438			984					1,422
10/29/2019	Shares issued for debt					20,834,497	2,083			7,917					10,000
10/29/2019	Shares Issued for Interest					3,418,941	342			1,299					1,641
11/5/2019	Shares issued for Debt					25,002,163	2,500			6,500					9,000
11/5/2019	Shares Issued for Interest					4,217,031	422			1,096					1,518
11/5/2019	Shares issued for Debt					19,254,584	1,925			3,850					5,775
11/5/2019	Shares Issued for Interest					8,745,416	875			1,750					2,625
11/5/2019	Shares issued for Debt					30,555,555	3,056			7,944					11,000
11/15/2019	Shares issued for Services							6,000,000	600						600
11/27/2019	Shares issued for Interest					30,946,444	3,095			(310)					2,785
11/27/2019	Shares issued for Fees					5,555,556	556			(56)					500
11/27/2019	Shares issued for Debt					36,500,000	3,650			2,920					6,570
11/27/2019	Shares Issued for Debt					31,251,177	3,125			3,625					6,750
11/27/2019	Shares issued for Interest					4,393,684	439			510					949
12/3/2019	Shares Issued for Debt					30,558,094	3,056			2,444					5,500
12/3/2019	Shares issued for Interest					5,556,017	556			444					1,000
12/4/2019	Shares Issued for Debt					31,234,276	3,123			2,967					6,090
12/4/2019	Shares issued for Interest					5,308,288	531			504					1,035
12/5/2019	Shares Issued for Debt					41,922,222	4,192			3,354					7,546
12/6/2019	Shares Issued for Debt					10,064,761	1,006			(99)					907
12/6/2019	Shares issued for Interest					26,310,416	2,631			(260)					2,371
12/6/2019	Shares issued for Fees					5,548,380	555			(55)					500
12/10/2019	Shares Issued for Debt					49,729,272	4,973			905					5,878
12/13/2019	Shares Issued for Debt					37,777,157	3,778			(1,512)					2,266
12/13/2019	Shares issued for Interest					6,101,694	610			(244)					366
12/13/2019	Shares issued for Fees					8,335,648	834			(334)					500
12/13/2019	Shares Issued for Debt					52,200,000	5,220			(2,088)					3,132
12/16/2019	Shares Issued for Debt					42,081,411	4,208			1,262					5,470
12/16/2019	Shares issued for Interest					7,677,742	768			230					998
12/19/2019	Shares Issued for Debt					41,433,258	4,143			3,314					7,457
12/19/2019	Shares issued for Interest					566,742	57			45					102
12/20/2019	Shares Issued for Debt					50,462,834	5,046			(1,766)					3,280
12/20/2019	Shares issued for Interest					9,477,166	948			(332)					616
12/20/2019	Shares issued for Debt					59,900,000	5,990			(2,396)					3,594
12/23/2019	Shares issued for Debt					31,421,505	3,142			(2,200)					942
12/23/2019	Shares issued for Interest					11,808,081	1,181			(827)					354
12/23/2019	Shares issued for Fees					16,678,081	1,668			(1,168)					500
	Capital contribution quarter ended 12/31/2019											133			133
	Net Income Quarter Ended 12/31/2019										3,082,768				3,083,375
	Balance December 31, 2019	348,376,230	$34,838	50,000	5	1,422,306,114	$142,228	44,000,000	$4,400	$8,305,608.88	$(16,915,318)	$728,791			$(7,699,447)
1/2/2020	Shares issued for Debt					69,685,185	6,969			(3,206)					3,763
1/2/2020	Shares issued for Debt					36,826,333	3,683			(2,578)					1,105
1/2/2020	Shares issued for Interest					17,480,000	1,748			(1,224)					524
1/2/2020	Shares issued for Fees					16,666,667	1,667			(1,167)					500
1/23/2020	Shares issued for Debt					6,739,096	674			(472)					202
1/23/2020	Shares issued for Interest					18,615,919	1,862			(1,304)					558
1/23/2020	Shares issued for Fees					16,680,931	1,668			(1,168)					500
	Net Loss Quarter Ended March 31,2020										(4,077,145)				(4,077,145)
	Balance March 31, 2020	348,376,230	$34,838	50,000	5	1,605,000,246	$160,498	44,000,000	$4,400	$8,294,491	$(20,992,464)	$728,791			$(11,769,440)
5/12/2020	Preferred Shares issued for Debt	3550977.18	355.097718							2,645					3,000
5/12/2020	Preferred Shares issued for Interest	1687897.82	168.789782							1,257					1,426
	Net Income ( Loss) Quarter Ended June 30, 2020										3,205,944				3,205,944
	Balance June 30, 2020	353,615,105	$35,362	50,000	5	1,605,000,246	$160,498	44,000,000	$4,400	$8,298,393	$(17,786,519)	$728,791			$(8,559,070)
7/1/2020	Preferred Shares issued for Debt	7,692,776	769							4,231					5,000
7/1/2020	Preferred Shares issued for Interest	3,911,008	391							2,151					2,542
8/7/2020	Preferred Shares issued for Debt	10,769,800	1,077							5,923					7,000
8/7/2020	Preferred Shares issued for Interest	5,780,000	578							3,179					3,757
	Capital Contribution Quarter ended September 30,2020											2,920			2,920
	Net Income ( Loss) Quarter Ended September 30, 2020										1,202,853				1202852.945
	Balance September 30,2020	381,768,689	$38,177	50,000	5	1,605,000,246	$160,498	44,000,000	$4,400	$8,313,876	$(16,583,666)	$731,711			$(7,334,998)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30	Year Ended September 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$3,414,419	$(2,623,176)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	600	49,000
Subsidiary Stock issued to consultants	0	46
Subsidiary Stock issued as compensation	0	294
Common Stock issued for Expenses	3,000	5,500
Increase (Decrease) in Interest expense attributable to
amortization of Discount	609,522	1,407,089
(Gain) Loss on Sale of Investment Securities		57,697
Increase(Decrease) in (Gain)/Loss on early extiguishment of debt		(69,945)
Changes in operating assets and liabilities:
Unrealized (Gain) Loss on Investment Securities	0	51,843
Increase (Decrease) in Accounts Payable	18,487	11,429
increase (Decrease) Unearned Income	0	(38,814)
(Increase) Decrease in Accounts Receivable	(34,100)	(71,186)
Increase (Decrease) in accrued Expenses	569,285	603,275
(Increase) Decrease in Prepaid Expenses	48	13,284
Increase(Decrease) in Contributed Capital	3053	0
Increase in Derivative Expense	(4,566,669)	705
(Increase) Decrease in Interest Receivable	0	(1,303)
(Increase) Decrease in Notes Receivable	0	4,551
Increase(Decrease) in Bad Debt Expense	0	118,121
Increase(Decrease) in Bank Overdraft	1,000	(203)
Net Cash Provided by (Used in) Operating Activities	$18,645	$(481,792)

Cash Flows from Investment Activities

Increase(Decrease) in Sale of Investment Securities	0	49,858
Net Cash Provided By Investment Activities	0	49,858

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	0	0
Preferred Stock issued for Cash	0	0
Increase ( Decrease) in Notes Payable	(26,500)	88,400
Increase in Convertible Notes payable	0	343,371

Net Cash Provided by (Used in) Financing Activities	(26,500)	431,771

Net Increase (Decrease) in Cash	(7,855)	(164)

Cash at Beginning of Period	$7,855	$8,019

Cash at End of Period	$(0)	$7,855

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$111,133	363,850
Preferred Shares Issued for Debt	$15,000	345,000
Cash Paid for Interest		22,135
Common shares Issued for Interest	$18,864	42,613
Preferred Shares issued for Interest	$7,725	0

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Consolidated Financial Statements

As of September 30, 2020

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

The Black Scoles pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of September 30, 2020 utilized the following inputs:

Risk Free Interest Rate	1.75%
Expected Term	-0.41 Yrs
Expected Volatility	273 – 726%
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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2020 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the years ended September 30, 2019 and 2020.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $16,583,666 during the period from April 24, 2012 (inception) through September 30, 2020. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE, RELATED PARTY

As of September 30, 2020
David Koos	$227
BST Partners	61,900
Total:	$62,127

$227 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

On October 2, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $6,000 to the Company. The loan bears simple interest at 10% and is due and payable October 2, 2020.

On October 4, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $2,300 to the Company. The loan bears simple interest at 10% and is due and payable October 4, 2020.

On October 24, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $7,400 to the Company. The loan bears simple interest at 10% and is due and payable October 24, 2020.

On October 25, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $1,000 to the Company. The loan bears simple interest at 10% and is due and payable October 25, 2020.

On October 31, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $2,000 to the Company. The loan bears simple interest at 10% and is due and payable October 31, 2020.

On November 6, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $1,500 to the Company. The loan bears simple interest at 10% and is due and payable November 6, 2020.

On November 8, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $6,000 to the Company. The loan bears simple interest at 10% and is due and payable November 8, 2020.

On November 15, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $2,000 to the Company. The loan bears simple interest at 10% and is due and payable November 15, 2020.

On November 26, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $2,100 to the Company. The loan bears simple interest at 10% and is due and payable November 26, 2020.

On December 2, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $1,000 to the Company. The loan bears simple interest at 10% and is due and payable December 2, 2020.

On December 17, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $1,300 to the Company. The loan bears simple interest at 10% and is due and payable December 18, 2020.

On January 2, 2020 BST Partners, an entity controlled by the Company’s CEO loaned $1,400 to the Company. The loan bears simple interest at 10% and is due and payable January 2, 2021.

On January 10, 2020 BST Partners, an entity controlled by the Company’s CEO loaned $2,500 to the Company. The loan bears simple interest at 10% and is due and payable January 10, 2021

On January 16, 2020 BST Partners, an entity controlled by the Company’s CEO loaned $1,400 to the Company. The loan bears simple interest at 10% and is due and payable January 16, 2021

During the year ended September 30, 2020 David Koos served as the Company’s Chairman and CEO until January 22,2020. On March 23, 2021 David R. Koos was appointed Chairman and Sole Director of Regen Biopharma, Inc. On March 23, 2021 David R. Koos was appointed Chief Executive Officer, President, Secretary and Treasurer of Regen Biopharma, Inc. On March 23, 2021 David R. Koos was appointed Chairman and Sole Director of KCL Therapeutics, Inc. On March 23, 2021 David R. Koos was appointed Chief Executive Officer, President, Secretary and Treasurer of KCL Therapeutics, Inc.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2020 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2020 is $0.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of September 30, 2019 the unamortized discount on the convertible note outstanding is $0. As of September 30, 2020 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2020 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2020 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2020 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0. As of September 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2020 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $ 0 As of September 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

On October 31, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock and/or Series A Preferred Stock, as such Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Stock shall hereafter be changed or reclassified at a conversion price of $0.0125 per sha

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0. As of September 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2020 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of September 30, 2020 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2020 is 0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30 , 2020 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of September 30, 2020.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $$33,333was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $66,667 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $66,667 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $33,333 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $66,667 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $266,667 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $133,333 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30,, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $$66,667was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $60,000 of the principal amount of the Note remains outstanding.

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

 The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $80,000 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of September 30 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $13,000 of the Note Remains outstanding which includes an additional $3,000 of principal indebtedness resulting from a penalty due to a default of the Terms and Conditions of the Note .

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $15,835 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $33,333 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of  September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $66,667 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $133,333 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $66,667 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of September 30, 2020, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $66,667 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $1,278.

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

As of September 30, 2020 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $53,333 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $1058.

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

As of September 30, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $133,333 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $3,740.

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

As of September 30, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $33,333 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30 , 2020 the unamortized discount on the convertible note outstanding is $1,300.

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

As of September 30, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $33,333 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30 , 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $46,667 was recognized by the Company as of  September 30, 202-. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $3,255.

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

As of September 30, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $133,333 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $9,671.

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

As of September 30, 2020 $31,893 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $49,066 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $66,667 was recognized by the Company as of  September 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $4,197.

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

As of September 30, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $33,333 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $1,934.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of September 30, 2020 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $133,333 was recognized by the Company as of September 30, 2020. The issuance of the Notes amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Notes. As of September 30, 2020 the unamortized discount on the convertible notes outstanding is $15,054.

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

As of September 30, 2020 $65149 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $108,582 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $114,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

On July 11, 2018 the Company issued a Convertible Note (“Note”) in the face amount of $11,500 to an entity controlled by the Company’s then Chief Financial Officer for consideration consisting of $11,500 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 4, 2021. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.01 per common share as of the date which is the earlier of:

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

As of September 30, 2020 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $15,333 was recognized by the Company as of September 30, 2020. The issuance of the Notes amounted in a discount of $11,500 which is amortized under the Interest Method over the life of the Notes. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $2,450.

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

As of September 30, 2020, 10,000 of the principal amount of the Note remains outstanding.

The issuance of the Note amounted in a beneficial conversion feature of $350,000 which is amortized under the Interest Method over the life of the Note. As of September 30 2020 the unamortized discount on the convertible note outstanding is $0. The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2020 is $ 8,055.

Zander and Regen are under common control. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

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

As of September 30, 2020 $33,560 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $17,210 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $63,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $75,000 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $25,897 was recognized by the Company as of September 30, 2020. The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $19,607 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $32,678 was recognized by the Company as of September 30, 2020 The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $19,018 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $15,848 was recognized by the Company as of September 30, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $55,555 was recognized by the Company as of September 30, 2020.

The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $ 0.

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

As of September 30, 2020 $20,331 of principal indebtedness owed on the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $10,426 was recognized by the Company as of September 30, 2019.

The issuance of the Note amounted in a discount of $20,331 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $ 0.

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

As of September 30, 2020 $14,819 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $8,232 was recognized by the Company as of September 30, 2020.

The issuance of the Note amounted in a discount of $14,819 which is amortized under the Interest Method over the life of the Note. As of September 30, 2020 the unamortized discount on the convertible note outstanding is $51.

NOTE 6. INCOME TAXES

As of September 30, 2020

Deferred tax assets:
Net operating tax carry forwards	$3,482,570
Other	-0-
Gross deferred tax assets	3,482,570
Valuation allowance	(3,482,570)
Net deferred tax assets	$-0-

As of September 30 2020 the Company has a Deferred Tax Asset of $3,482,570 completely attributable to net operating loss carry forwards of approximately $16,583,666. The amount and availability of any net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward.

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

Zander and Regen are under common control.

On July 11, 2018 the Company issued a Convertible Note (“Note”) in the face amount of $11,500 to an entity controlled by the Company’s then Chief Financial Officer for consideration consisting of $11,500 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 4, 2021. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.01 per common share as of the date which is the earlier of:

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

As of September 30, 2020 $11,500 of the principal amount of the Note remains outstanding.

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

As of September 30, 2020, $10,000 of the principal amount of the Note remains outstanding.

As of September 30, 2020 the Company is indebted to David R. Koos the Compoany’s sole officer and director in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

As of September 30, 2020 the Company is indebted to BST Partners, an entity controlled by the Company’s Chairman and CEO, in the amount of $61,900.

NOTE 8. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of September 30, 2020 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics ( See Note 7).

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2020:

Common stock, $ 0.0001 par value; 4, 800,000,000 shares authorized: 1,605,000,246 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of September 30, 2020, 300,000,000 is designated Series A Preferred Stock of which 353,615,105 shares are outstanding as of September 30, 2020 and 300,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of September 30, 2020.

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

On September 30, 2020 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	74,298
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	20,274
Investment Securities	593,357
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	500,000
Accrued Expenses Related Parties	89,529
Accrued Expenses	203,037
Enterprise Value	2,826,507
Less: Total Debt	(2,061,607)
Portion of Enterprise Value Attributable to Shareholders	764,900
Fair Value Per Share	$0.0167

The abovementioned constitute the Company’s sole investment securities as of September 30, 2020

As of September 30, 2020:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the Year ended September 30, 2020
$5,741	$7,858	$2,118	$0

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the Year ended September 30, 2020
$13,124	$12,109	$(1,104)	$0

NOTE 12. STOCK TRANSACTIONS

Issuance of Common Shares:

October 29, 2019 the Company issued 24,253,038 common shares in satisfaction of $10,000 of convertible indebtedness and $1,641 of accrued interest on convertible indebtedness.

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

On November 27, 2019 the Company issued 36,502,000 common shares in satisfaction of 2785 accrued interest on convertible indebtedness and $500 in fees.

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

NOTE 13. SUBSEQUENT EVENTS

Issuance of Shares

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2020. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and functions as the Company’s principal executive officer and principal financial officer respectively.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2020 is based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management believes that, as of September 30, 2018 the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended September 30, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Does not include $126,000 of unpaid salary accrued to Mr. Koos

** Does not include $33,334 of unpaid salary due to Harry Lander

***Does not include $162,000 of unpaid salary due to Todd Caven

For the period from October 1, 2019 to September 30, 2020

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO until 1/22/2020*	From October 1, 2019 to September 30, 2020	$0	0	0	0	0

Todd S Caven Chief Financial Officer , Sole officer from 1/22/2020 until 9/30/2020***	From October 1, 2019 to September 30, 2020	$0	0	0	0	0

* Does not include $55,161 of unpaid salary accrued to Mr. Koos

*** Does not include $162,000 of unpaid salary accrued to Mr. Caven

As of September 30, 2020:

There is a balance of $647,750 of salary accrued but unpaid due to Todd Caven.

There is a balance of $467,161 of salary accrued but unpaid due to David Koos.

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

On July 11, 2018 the Company issued a Convertible Note (“Note”) in the face amount of $11,500 to an entity controlled by the Company’s Chief Financial Officer at that time for consideration consisting of $11,500 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 4, 2021. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.01 per common share as of the date which is the earlier of:

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

As of September 30, 2020 $11,500 of the principal amount of the Note remains outstanding.

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

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven served as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos during the year ended September 30, 2020, Caven also served as Directors of Zander Therapeutics, Inc. during that same period. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

As of September 30, 2020 the Company is indebted to David R. Koos in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

As of September 30,2020 the Company is indented to BST Partners ( a company controlled by David Koos) in the principal amount of $61,900.

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

On September 5, 2019 BST Partners loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable September 5, 2020.

On September 13, 2019 BST Partners loaned $10,000 to Regen. The loan bears simple interest at 10% and is due and payable September 13, 2020.

On September 30, 2019 BST Partners loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable September 30, 2020.

On October 2, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $6,000 to the Company. The loan bears simple interest at 10% and is due and payable October 2, 2020.

On October 4, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $2,300 to the Company. The loan bears simple interest at 10% and is due and payable October 4, 2020.

On October 24, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $7,400 to the Company. The loan bears simple interest at 10% and is due and payable October 24, 2020.

On October 25, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $1,000 to the Company. The loan bears simple interest at 10% and is due and payable October 25, 2020.

On October 31, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $2,000 to the Company. The loan bears simple interest at 10% and is due and payable October 31, 2020.

On November 6, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $1,500 to the Company. The loan bears simple interest at 10% and is due and payable November 6, 2020.

On November 8, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $6,000 to the Company. The loan bears simple interest at 10% and is due and payable November 8, 2020.

On November 15, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $2,000 to the Company. The loan bears simple interest at 10% and is due and payable November 15, 2020.

On November 26, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $2,100 to the Company. The loan bears simple interest at 10% and is due and payable November 26, 2020.

On December 2, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $1,000 to the Company. The loan bears simple interest at 10% and is due and payable December 2, 2020.

On December 17, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $1,300 to the Company. The loan bears simple interest at 10% and is due and payable December 18, 2020.

On January 2, 2020 BST Partners, an entity controlled by the Company’s CEO loaned $1,400 to the Company. The loan bears simple interest at 10% and is due and payable January 2, 2021.

On January 10, 2020 BST Partners, an entity controlled by the Company’s CEO loaned $2,500 to the Company. The loan bears simple interest at 10% and is due and payable January 10, 2021.

On January 16, 2020 BST Partners, an entity controlled by the Company’s CEO loaned $1,400 to the Company. The loan bears simple interest at 10% and is due and payable January 16, 2021.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by AMC Auditing for the period beginning October 1, 2018 and ending September 30, 2019:

Audit Fees	$20,046
Audit Related Fees	6,000
Tax Fees	0
All Other Fees	0
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

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning October 1, 2019 and ending September 30, 2020:

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

** Incorporated by Reference to Exhibit 10.1 of that Current Report filed by the Company on Form 8-k dated March 24,2021

*** Incorporated by Reference to Exhibit 3(i) of that Current Report filed by the Company on Form 8-k dated March 29,2021

**** Incorporated by Reference to Exhibit 10.1 of that Current Report filed by the Company on Form 8-k dated April 7,2021

***** Incorporated by Reference to Exhibit 10.2 of that Current Report filed by the Company on Form 8-k dated April 7,2021

****** Incorporated by Reference to Exhibit 10.1 of that Current Report filed by the Company on Form 8-k dated April 15, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	August 4, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	August 4, 2021

