Form 10-Q
period 2019-12-31
Regen BioPharma Inc
filed 2021-08-05
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2019

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

619 722-5505

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

As of May 25, 2021 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of May 25,2021 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of May 25,2021 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of	As of
	December 31, 2019	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$357	$7,855
Accounts Receivable, Related Party	20,617	71,186
Prepaid Expenses	64	76
Total Current Assets	21,038	79,117

OTHER ASSETS
Investment Securities	19,969	19,969
Total Other Assets	19,969	19,969
TOTAL ASSETS	$41,007	$99,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	99,156	92,000
Notes Payable	56,827	88,627
Accrued payroll taxes	4,241	4,241
Accrued Interest	594,094	525,335
Accrued Rent	20,000	5,000
Accrued Payroll	1,057,658	972,158
Other Accrued Expenses	41,423	41,423
Due to Investor	20,000	20,000
Derivative Liability	3,694,388	7,200,528
Convertible Notes Payable Less unamortized discount	2,148,621	2,051,537
Unearned Income		0
Convertible Notes Payable, Related Parties Less unamortized discount	4,047	2,056
Total Current Liabilities	7,740,454	11,002,904
Long Term Liabilities:
Convertible Notes Payable less unamortized discount
Convertible Notes Payable, Related Parties Less unamortized discount		4,978
Total Long Term Liabilities	0	4,978
Total Liabilities	7,740,454	11,007,882

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 4,800,000,000 authorized and 1,422,306,114 issued and outstanding as of December 31, 2019 and 4,800,000,000 authorized and 600,001,406 shares issued and outstanding September 30, 2019	142,228	59,998
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30, 2019 and December 31, 2019 respectively
Series A Preferred 300,000,000 authorized, 348,376,230 outstanding as of December 31, 2019 and September 30, 2019	34,838	34,838
Series AA Preferred $0.0001 par value 600,000 authorized and 50, 000 and 50,000 outstanding as of September 30, 2019 and December 31, 2019, respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and and 38,000,000 and 44,000,000 outstanding as of September 30, 2019 and December 31, 2019 respectively	4,400	3,800
Additional Paid in capital	8,305,609	8,261,993
Contributed Capital	728,791	728,658
Retained Earnings (Deficit)	(16,915,318)	(19,998,086)
Total Stockholders' Equity (Deficit)	(7,699,447)	(10,908,795)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$41,007	$99,087

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter Ended December 31, 2019	Quarter Ended December 31, 2018
REVENUES
Revenues, Related Party	$27,425	$27,425

COST AND EXPENSES
Research and Development	7,519	6,594
General and Administrative	104,358	158,902
Consulting and Professional Fees	35,286	45,763
Rent	15,000	15,000
Total Costs and Expenses	162,163	226,259

OPERATING INCOME (LOSS)	(134,738)	(198,834)

OTHER INCOME & (EXPENSES)
Interest Income		1,302
Other Income
Dividend Income
Loss on Sale of Securities		(57,697)
Unrealized Gain(Loss) Investment Securities		3,216
Interest Expense	(88,635)	(73,824)
Refunds of amounts previously paid
Interest Expense attributable to
Amortization of Discount	(200,355)	(376,270)
Gain (Loss) on Early Extinguishment Convertible Debt
Bad Debt Expense
Other Than Temporary Impairment Recognized
Derivative Income (Expense)	3,506,496	947,164
TOTAL OTHER INCOME (EXPENSE)	3,217,506	443,891

NET INCOME (LOSS)	$3,082,768	$245,057
Less:Net (Income) Loss attributable to KCL, Therapeutics, Inc.
NET INCOME (LOSS) attributable to common shareholders	2,413,807	143,464

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.0000	$0.0007
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,625,826,292,863	211,859,383

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

Condensed Consolidated Statement of Shareholder's Deficit

Three Months Ended December 31, 2018

  (unaudited)

		Series A Preferred		Series AA Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Balance September 30, 2018	140,434,496	$14,044	50,000	$5	180,315,107	$18,030	38,000,000	$3,800	$7,517,888	$(17,457,044)	$728,658	$52,948	$0	$(9,121,670)
10/1/2018	5128205 shares issued for debt					5,128,205	513			29,487					30,000
10/18/2018	8961988 shares issued for debt					8,961,988	896			29,754					30,650
10/23/2018	2019140 shares issued for debt					2,019,140	202			7,410					7,612
10/29/2018	3015618 shares issued for debt					3,015,618	302			11,066					11,368
11/15/2018	7100591 shares issued for debt					7,100,591	710			29,290					30,000
11/20/2018	3656020 shares issued for debt	3,656,020	366							5,099					5,465
11/28/2018	9198923 shares issued for debt					29,033,181	2,903			47,813					50,716
11/28/2018	286232 shares issued for expenses					286,232	29			471					500
12/19/2018	5184674 shares issued for debt					5,184,674	518			9,929					10,447
12/26/2018	617283 shares issued for expenses					617,283	62			438					500
12/26/2018	10382717 shares issued for debt					10,382,717	1,038			7,372					8,410
12/31/2018	Derecognition of Accumulated Other Comprehensive Income										52,948		(52,948)		0
12/31/2019	Adjustment for Adoption ASU 2014 -09										29,186				29,186
12/31/2018	Net Income for the Quarter Ended December 31, 2018										245,057				245,057
	Balance 12/31/2018	144,090,516	14,409	50,000	5	252,044,737	25,203	38,000,000	3,800	7,696,017	(17,129,853)	728,658	0	0	(8,661,761)

The following Notes are an integral Part of these Condensed Financial Statements

REGEN BIOPHARMA , INC.

Condensed Consolidated Statement of Shareholder's Deficit

Quarter Ended December 31, 2019

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

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended December 31	Quarter Ended December 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$3,082,768	$245,057
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	600
Common Stock issued to consultants
Common Stock issued for interest
Preferred Stock issued for interest
Subsidiary Stock issued to consultants
Subsidiary Stock issued as compensation
Common Stock issued for Expenses	2,000	1,000
Increase (Decrease) in Interest expense attributable to
amortization of Discount	200,355	376,270
(Gain) Loss on Sale of Investment Securities		57,697
Increase(Decrease) in (Gain)/Loss on early extiguishment of debt
Increase ( Decrease) in Recognition of Other than Temporary Impairment
Changes in operating assets and liabilities:
Unrealized (Gain) Loss on Investment Securities		(3,216)
Increase (Decrease) in Accounts Payable	7,156	708
increase (Decrease) Unearned Income		(27,425)
(Increase) Decrease in Accounts Receivable	48,476
Increase (Decrease) in accrued Expenses	189,298	130,470
(Increase) Decrease in Prepaid Expenses	12	13,259
Increase(Decrease) in Contributed Capital	133
Increase in Derivative Expense	(3,506,496)	(947,164)
(Increase )Decrease in Interest Receivable		(1,302)
(Increase) Decrease in Notes Receivable		4,551
Increase(Decrease) in Bad Debt Expense
Increase(Decrease) in Bank Overdraft		63
Net Cash Provided by (Used in) Operating Activities	24,302	(150,032)
Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities		49,858
Dividend Income
Net Cash Provided By Investment Activities		49,858

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash
Preferred Stock issued for Cash
Increase ( Decrease) in Notes Payable	(31,800)
Increase in Convertible Notes payable		131,250
Increase in Due to Investor
Net Cash Provided by (Used in) Financing Activities	(31,800)	131,250

Net Increase (Decrease) in Cash	(7,498)	31,076

Cash at Beginning of Period	7,855	8,019
Cash at End of Period	$357	$39,095

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$106,064	$169,648
Preferred Shares Issued for Debt	$—	$—
Cash Paid for Interest	$—	$8,520
Common shares Issued for Interest	$17,782	$9,555
Preferred Shares issued for Interest	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of December 31, 2019

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Regen Biopharma , Inc. (“Regen” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended September 30, 2019. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Black Scoles pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of December 31, 2019 utilized the following inputs:

Risk Free Interest Rate	1.75%
Expected Term	– 0.41 Yrs
Expected Volatility	273 – 288.%
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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2019 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended December 31 2019 and 2018.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $16,915,318 during the period from April 24, 2012 (inception) through December 31, 2019. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE, RELATED PARTY

As of December 31, 2019
David Koos	$227
BST Partners	56,600
Total:	$56,827

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2019 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2019 is $0.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $0. As of December 31, 2019 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2019 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $0. As of December 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $ 0 As of December 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $0. As of December 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2019 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2019 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2019 is 0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31 , 2019 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $150,000 was recognized by the Company as of December 31, 2019.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $5,200.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $50,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $1,916.

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

As of December 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $3,105.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $3246.

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

As of December 31, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $50,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $2,600.

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

As of December 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the December 31, 2019 on the convertible note outstanding is $5,200.

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

As of December 31, 2019 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $23,722.

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

As of December 31, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $10,319.

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

As of December 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

 The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $5,200.

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

As of December 31, 2019 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $300,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $23,756.

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

As of December 31, 2019 $60,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $120,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $11,441.

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

As of December 31, 2019 $28,000 of the Note Remains outstanding which includes an additional $3,000 of principal indebtedness resulting from a penalty due to a default of the Terms and Conditions of the Note .

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $1,485 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $50,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of  December 31, 2019 the unamortized discount on the convertible note outstanding is $5,588.

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

As of December 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $66,667 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $12,237.

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

As of December 31, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of December 31 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $24,543.

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

As of December 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $12,408.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of December 31, 2019, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $13,458.

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

As of December 31, 2019 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $80,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $10,802.

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

As of December 31, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $27,463.

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

As of December 31, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $50,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $7,390.

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

As of December 31, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $50,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2019 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $70,000 was recognized by the Company as of  December 31 2019. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $11,751.

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

As of December 31, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $34,032.

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

As of December 31, 2019 $31,893 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $6,133 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2019 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of  December 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $16,377.

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

As of December 31, 2019 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $50,000 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $8,381.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of December 31, 2019 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of December 31, 2019. The issuance of the Notes amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Notes. As of December 31, 2019 the unamortized discount on the convertible notes outstanding is $39,689.

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

As of December 31, 2019 $66,456 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $16,614 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $114,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2019 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $23,000 was recognized by the Company as of December 31, 2019. The issuance of the Notes amounted in a discount of $11,500 which is amortized under the Interest Method over the life of the Notes. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $5,503.

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

As of December 31, 2020, 10,000 of the principal amount of the Note remains outstanding.

The issuance of the Note amounted in a beneficial conversion feature of $350,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $5,952. The amount by which the Note’s as converted value exceeds the principal amount as of December 31, 2019 is $6,666.

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

As of December 31, 2019 $33,560 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $25,815 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $63,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2019 $50,500 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $38,846 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2019 $23,370 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $19,475 was recognized by the Company as of December 31, 2019 The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $12,739.

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

As of December 31, 2019 $19,018 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $31,696 was recognized by the Company as of December 31, 2019. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $6,575.

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

As of December 31, 2019 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $83,333 was recognized by the Company as of December 31, 2019.

The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $55,191

On July 19, 2019 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $20,331 for consideration consisting of $18,831 cash and payment on behalf of the Company of $1,500 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is July 19, 2019. The Note may be converted into shares of the common stock of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading price of the common stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

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

As of December 31, 2019 $20,331 of principal indebtedness owed on the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $15,639 was recognized by the Company as of December 31, 2019.

The issuance of the Note amounted in a discount of $20,331 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $ 11,221.

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

As of December 31, 2019 $14,819 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $12,349 was recognized by the Company as of December 31, 2019.

The issuance of the Note amounted in a discount of $14,819 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $11,104.

NOTE 6. RELATED PARTY TRANSACTIONS

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

As of December 31, 2019 $11,500 of the principal amount of the Note remains outstanding.

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

As of December 31, 2019, $10,000 of the principal amount of the Note remains outstanding.

As of December 31, 2019 the Company is indebted to David R. Koos the Compoany’s sole officer and director in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

As of December 31, 2019 the Company is indebted to BST Partners, an entity controlled by the Company’s Chairman and CEO, in the amount of $56,600.

NOTE 7. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of December 31, 2019 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics ( See Note 6).

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2019:

Common stock, $ 0.0001 par value; 4, 800,000,000 shares authorized: 1,422,306,114  shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of December 31, 2019, 300,000,000 is designated Series A Preferred Stock of which 348,376,230 shares are outstanding as of December 31, 2019 and 300,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of December 31, 2019.

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

10. INVESTMENT SECURITIES

On June 11, 2018 Regen Biopharma, Inc. was paid a property dividend consisting of 470,588 of the common shares of Zander Therapeutics, Inc.

On November 29, 2018 the Company accepted 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of prepaid rent and accrued interest owed to the Company collectively amounting to $13,124.

On December 31, 2019 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	74,298
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	20,274
Investment Securities	593,357
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	500,000
Accrued Expenses Related Parties	89,529
Accrued Expenses	203,037
Enterprise Value	2,826,507
Less: Total Debt	(2,061,607)
Portion of Enterprise Value Attributable to Shareholders	764,900
Fair Value Per Share	$0.0167

The abovementioned constitute the Company’s sole investment securities as of December 31, 2019

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	74,298
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	20,274
Investment Securities	593,357
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	500,000
Accrued Expenses Related Parties	89,529
Accrued Expenses	203,037
Enterprise Value	2,826,507
Less: Total Debt	(2,061,607)
Portion of Enterprise Value Attributable to Shareholders	764,900
Fair Value Per Share	$0.0167

The abovementioned constitute the Company’s sole investment securities as of December 31, 2019.

As of December 31, 2019:

470,588	Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the Year ended September 30, 2020
$5,741	$7,858	$2,118	$0

725,000	Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the Year ended December 31, 2019
$13,124	$12,109	$(1,104)	$0

NOTE 11. STOCK TRANSACTIONS

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

NOTE 12. SUBSEQUENT EVENTS

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

As of September 30, 2019 we had cash of $7,885 and as of December 31, 2019 we had cash of $357. The decrease in Cash of approximately 95% is primarily attributable to expenditures made in conducting the business of the Company offset by loans made to the Company by related parties.

As of September 30, 2019 we had Accounts Receivable, Related Party of $71,186 and as of December 31, 2019 we had Accounts Receivable, Related Party of $ 20,617.

The decrease in Accounts Receivable, Related Party of approximately 71% is primarily attributable to:

A)	The application of $75,900 of principal indebtedness and $2,093 of interest accrued but unpaid owed to Zander by the Company toward Accounts Receivable during the quarter ended December 31, 2019.

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

The Financial Statements for the quarter ended December 31 , 2019 recognize the application as of December 16, 2019 of all principal and accrued interest payable by Regen to Zander on that date resulting from Promissory Notes issued by Regen to Zander.

Offset by:

B)	The recognition by the Company during the quarter ended December 31, 2019 of an aggregate of $27,424 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc.

As of September 30, 2019 we had Accounts Payable of $92,000 and as of December 31,2019 we had Accounts Payable of $99,156. The increase of approximately 7% is primarily attributable expenses incurred by the Company resulting from services provided to the Company by Baumgartner Patent Law and Securities Transfer Corporation.

As of September 30, 2019 we had Notes Payable of $88,627 and as of December 31, 2019 we had Notes Payable of $56,827. The decrease in Notes Payable of approximately 35% is primarily attributable to the application towards Accounts Receivable of principal amounts owed by the Company to Zander Therapeutics, Inc. as of December 16, 2019 resulting from Promissory Notes issued by Regen to Zander Therapeutics, Inc. offset by $32,600 to the Company during the quarter ended December 31, 2019 by an entity controlled by the Company’s Chairman and Chief Executive Officer.

As of September 30, 2019 we had Accrued Interest Payable of $525,335 and as of December 31, 2019 we had Accrued Interest Payable of $594,094.

The increase in Accrued Interest Payable of approximately 13% is attributable to additional interest accrued but unpaid on Notes and Convertible Notes issued by the Company during the three months ended December 31, 2019 offset by:

(a)	application of $2,093 of interest due but unpaid to Zander Therapeutics Inc. towards Accounts Receivable.
(b)	conversion of $17,782 of interest accrued but unpaid due to holders of Convertible Notes Payable into equity securities of the Company.

As of December 31, 2019 we had Accrued Payroll of $1,057,658 and as of September 30, 2019 we had Accrued Payroll of $972,158.

The increase in accrued payroll of approximately 8.7% is attributable to:

$45,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended December 31, 2019

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended December 31, 2019

As of December 31, 2019 we had Accrued Rent of $20,000 and as of September 30, 2019 we had Accrued Rent of $ 5,000.

The increase in Accrued Rent of approximately 300% is attributable to rental expenses incurred by the Company to an entity under the control of the Company’s Chairman and Chief Executive Officer during the three months ended December 31, 2019 which have not been paid.

As of December 31, 2019 we had a Derivative Liability of $3,694,388 and as of September 30, 2019 we had a Derivative Liability of $7,200,528.

The decrease in Derivative Liability of 48% attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,109,447 outstanding as of December 31, 2019.

As of September 30, 2019 we had Convertible Notes Payable, Net of Unamortized Discount, of $2,058,571 and as of December 31, 2019 we had Convertible Notes Payable, Net of Unamortized Discount, of $2,152,668.

The increase in Convertible Notes Payable, Net of Unamortized Discount, of approximately 45 % is primarily attributable to amortization during the three months ended December 31, 2019 of $200,000 of Discounts on Convertible Notes offset by conversions of principal indebtedness into equity securities of the Company by noteholders..

Material Changes in Results of Operations

Revenues from continuing operations were $27,425 for the quarter ended December 31, 2019 and $27,425 for the same period ended 2018. $27,425 of revenue recognized during the quarters ended December 31, 2019 and December 31 2018 consisted of $24,931 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized pursuant to the same license.

Net Income was $ $3,082,768 for the quarter ended December 31, 2019 and Net Income was $ 245,057for the same period ended 2018. Operating Loss was $134,738 for the quarter ended December 31, 2019 whereas Operating Loss was $198,834 for the quarter ended December 31, 2018. Factors contributing to the Company recognizing a lower operating loss in the period ended 2019 when compared to the quarter ended 2018 include General and Administrative and Consulting Expenses incurred by the Company during the quarter ended 2019 as compared the quarter ended 2018.

Net Income was 1157.98% higher for the quarter ended December 31 2019 than Net Income recognized during the same period ended 2018. This was primarily attributable to $3,506,496 of Derivative Income recognized during the quarter ended December 31, 2019.

As of December 31, 2019 we had $357 in cash on hand and current liabilities of $7,740,454 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized, bank overdraft and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of December 31, 2019 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of David Koos, who is the Company’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October 1, 2019 and ending on December 31, 2019, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	August 5, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	August 5, 2021

