Form 10-Q
period 2020-03-31
Regen BioPharma Inc
filed 2021-08-05
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2020

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

As of May 25, 2021 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of May 25,2021 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of May 25,2021 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	As of	As of
	March 31, 2020	September 30, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$—	$7,855
Accounts Receivable, Related Party	48,042	71,186
Prepaid Expenses	52	76
Total Current Assets	48,094	79,117
OTHER ASSETS
Investment Securities	19,969	19,969
Total Other Assets	19,969	19,969
TOTAL ASSETS	$68,063	$99,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	104,640	92,000
Notes Payable	62,127	88,627
Accrued payroll taxes	4,241	4,241
Accrued Interest	675,034	525,335
Accrued Rent	23,548	5,000
Accrued Payroll	1,108,319	972,158
Other Accrued Expenses	41,423	41,423
Bank Overdraft	395
Due to Investor	20,000	20,000
Derivative Liability	7,461,713	7,200,528
Convertible Notes Payable Less unamortized discount	2,323,009	2,051,537
Unearned Income		0
Convertible Notes Payable, Related Parties Less unamortized discount	6,039	2,056
Total Current Liabilities	11,830,490	11,002,904
Long Term Liabilities:
Convertible Notes Payable less unamortized discount
Convertible Notes Payable, Related Parties Less unamortized discount	7,014	4,978
Total Long Term Liabilities	7,014	4,978
Total Liabilities	11,837,504	11,007,882

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 4,800,000,000 authorized and 1,605,00,246 issued and outstanding as of March 31, 2020 and 4,800,000,000 authorized and 600,001,406 shares issued and outstanding September 30, 2019	160,498	59,998
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30, 2019 and March 31,2020 respectively
Series A Preferred 300,000,000 authorized, 348,376,230 outstanding as of March 31,2020 and September 30, 2019	34,838	34,838
Series AA Preferred $0.0001 par value 600,000 authorized and 50, 000 and 50,000 outstanding as of September 30, 2019 and March 31,2020 respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and and 38,000,000 and 44,000,000 outstanding as of September 30, 2019 and March 31, 2020 respectively	4,400	3,800
Additional Paid in capital	8,294,491	8,261,993
Contributed Capital	728,791	728,658
Retained Earnings (Deficit)	(20,992,464)	(19,998,086)
Total Stockholders' Equity (Deficit)	(11,769,441)	(10,908,795)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$68,063	$99,087

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended March 31, 2020	Quarter Ended March 31, 2019	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
REVENUES
Revenues, Related Party	$27,425	$27,425	$54,849	$54,849

COST AND EXPENSES
Research and Development	2,823	1,346	10,342	7,940
General and Administrative	57,887	126,514	162,245	285,416
Consulting and Professional Fees	2,500	115,357	37,786	161,120
Rent	3,548	15,000	18,548	30,000
Total Costs and Expenses	66,758	258,217	228,921	484,476
OPERATING INCOME (LOSS)	(39,334)	(230,793)	$(174,072)	$(429,627)

OTHER INCOME & (EXPENSES)
Interest Income		0		1,302
Other Income
Dividend Income
Loss on Sale of Securities		0		(57,697)
Unrealized Gain(Loss) Investment Securities		(62,363)		(59,147)
Interest Expense	(82,022)	(68,117)	(170,657)	(141,941)
Refunds of amounts previously paid		115		115
Interest Expense attributable to
Amortization of Discount	(188,465)	(301,830)	(388,820)	(678,100)
Gain (Loss) on Early Extinguishment Convertible Debt
Bad Debt Expense		(118,121)		(118,121)
Other Than Temporary Impairment Recognized
Derivative Income (Expense)	(3,767,325)	447,931	(260,828)	1,395,095
TOTAL OTHER INCOME (EXPENSE)	(4,037,812)	(102,385)	(820,305)	341,507

NET INCOME (LOSS)	$(4,077,145)	$(333,177)	$(994,377)	$(88,120)
Less:Net (Income) Loss attributable to KCL, Therapeutics, Inc.		(2,500)		(2,500)
NET INCOME (LOSS) attributable to common shareholders		(335,677)		(90,620)

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	($0.0026)	($0.0011)	$(0.0005)	$(0.0004)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,575,654,650	295,684,600	1810483239	255155894

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

Condensed Consolidated Statement of Shareholder's Deficit

Six Months Ended March 31,2019

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

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Condensed Consolidated Statement of Shareholder's Deficit

Six Months Ended March 31, 2020

(Unaudited)

		Series A Preferred		Series AA Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Balance September 30, 2019	348,376,230	$34,838	50,000	5	600,001,406	$59,998	38,000,000	$3,800	$8,261,993	$(19,998,086)	$728,658	$—	$—	$(10,908,795)
10/29/2019	Shares issued for Debt					15,100,608	1,510			3,397					4,907
10/29/2019	Shares issued for Interest					4,376,007	438			984					1,422
10/29/2019	Shares issued for debt					20,834,497	2,083			7,917					10,000
10/29/2019	Shares Issued for Interest					3,418,941	342			1,299					1,641
11/5/2019	Shares issued for Debt					25,002,163	2,500			6,500					9,000
11/5/2019	Shares Issued for Interest					4,217,031	422			1,096					1,518
11/5/2019	Shares issued for Debt					19,254,584	1,925			3,850					5,775
11/5/2019	Shares Issued for Interest					8,745,416	875			1,750					2,625
11/5/2019	Shares issued for Debt					30,555,555	3,056			7,944					11,000
11/15/2019	Shares issued for Services							6,000,000	600						600
11/27/2019	Shares issued for Interest					30,946,444	3,095			(310)					2,785
11/27/2019	Shares issued for Fees					5,555,556	556			(56)					500
11/27/2019	Shares issued for Debt					36,500,000	3,650			2,920					6,570
11/27/2019	Shares Issued for Debt					31,251,177	3,125			3,625					6,750
11/27/2019	Shares issued for Interest					4,393,684	439			510					949
12/3/2019	Shares Issued for Debt					30,558,094	3,056			2,444					5,500
12/3/2019	Shares issued for Interest					5,556,017	556			444					1,000
12/4/2019	Shares Issued for Debt					31,234,276	3,123			2,967					6,090
12/4/2019	Shares issued for Interest					5,308,288	531			504					1,035
12/5/2019	Shares Issued for Debt					41,922,222	4,192			3,354					7,546
12/6/2019	Shares Issued for Debt					10,064,761	1,006			(99)					907
12/6/2019	Shares issued for Interest					26,310,416	2,631			(260)					2,371
12/6/2019	Shares issued for Fees					5,548,380	555			(55)					500
12/10/2019	Shares Issued for Debt					49,729,272	4,973			905					5,878
12/13/2019	Shares Issued for Debt					37,777,157	3,778			(1,512)					2,266
12/13/2019	Shares issued for Interest					6,101,694	610			(244)					366
12/13/2019	Shares issued for Fees					8,335,648	834			(334)					500
12/13/2019	Shares Issued for Debt					52,200,000	5,220			(2,088)					3,132
12/16/2019	Shares Issued for Debt					42,081,411	4,208			1,262					5,470
12/16/2019	Shares issued for Interest					7,677,742	768			230					998
12/19/2019	Shares Issued for Debt					41,433,258	4,143			3,314					7,457
12/19/2019	Shares issued for Interest					566,742	57			45					102
12/20/2019	Shares Issued for Debt					50,462,834	5,046			(1,766)					3,280
12/20/2019	Shares issued for Interest					9,477,166	948			(332)					616
12/20/2019	Shares issued for Debt					59,900,000	5,990			(2,396)					3,594
12/23/2019	Shares issued for Debt					31,421,505	3,142			(2,200)					942
12/23/2019	Shares issued for Interest					11,808,081	1,181			(827)					354
12/23/2019	Shares issued for Fees					16,678,081	1,668			(1,168)					500
	Capital contribution quarter ended 12/31/2019											133			133
	Net Income Quarter Ended 12/31/2019										3,082,768				3,083,375
	Balance December 31, 2019	348,376,230	$34,838	50,000	5	1,422,306,114	$142,228	44,000,000	$4,400	$8,305,608.88	$(16,915,318)	$728,791			$(7,699,447)
1/2/2020	Shares issued for Debt					69,685,185	6,969			(3,206)					3,763
1/2/2020	Shares issued for Debt					36,826,333	3,683			(2,578)					1,105
1/2/2020	Shares issued for Interest					17,480,000	1,748			(1,224)					524
1/2/2020	Shares issued for Fees					16,666,667	1,667			(1,167)					500
1/23/2020	Shares issued for Debt					6,739,096	674			(472)					202
1/23/2020	Shares issued for Interest					18,615,919	1,862			(1,304)					558
1/23/2020	Shares issued for Fees					16,680,931	1,668			(1,168)					500
	Net Loss Quarter Ended March 31,2020										(4,077,145)				(4,077,145)
	Balance March 31, 2020	348,376,230	$34,838	50,000	5	1,605,000,246	$160,498	44,000,000	$4,400	$8,294,491	$(20,992,464)	$728,791			$(11,769,440)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31	Six Months Ended March 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(994,377)	$(88,120)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	600
Common Stock issued to consultants		49,000
Common Stock issued for interest
Preferred Stock issued for interest
Subsidiary Stock issued to consultants		46
Subsidiary Stock issued as compensation		294
Common Stock issued for Expenses	3,000	2,500
Increase (Decrease) in Interest expense attributable to
amortization of Discount	388,820	678,100
(Gain) Loss on Sale of Investment Securities		57,697
Increase(Decrease) in (Gain)/Loss on early extinguishment of debt
Increase ( Decrease) in Recognition of Other than Temporary Impairment
Changes in operating assets and liabilities:
Unrealized (Gain) Loss on Investment Securities		59,147
Increase (Decrease) in Accounts Payable	12,641	(1,860)
Increase ( Decrease) in Bank Overdraft
increase (Decrease) Unearned Income		(38,814)
(Increase) Decrease in Accounts Receivable	21,051	(16,035)
Increase (Decrease) in accrued Expenses	325,530	280,912
(Increase) Decrease in Prepaid Expenses	24	13,259
Increase(Decrease) in Contributed Capital	133
Increase in Derivative Expense	260,828	(1,395,095)
(Increase) Decrease in Interest Receivable		(1,303)
(Increase) Decrease in Notes Receivable		4,551
Increase(Decrease) in Bad Debt Expense		118,121
Increase(Decrease) in Bank Overdraft	395	63
Net Cash Provided by (Used in) Operating Activities	18,645	(277,537)

Cash Flows from Investment Activities

Increase(Decrease) in Sale of Investment Securities		49,858
Dividend Income
Net Cash Provided By Investment Activities		49,858

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash	0
Preferred Stock issued for Cash	0
Increase ( Decrease) in Notes Payable	(26,500)	8,500
Increase in Convertible Notes payable		226,250
Increase in Due to Investor

Net Cash Provided by (Used in) Financing Activities
	(26,500)	234,750

Net Increase (Decrease) in Cash	(7,855)	7,071

Cash at Beginning of Period	7,855	8,019
Cash at End of Period	$(0)	15,090

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$111,133	$302,032
Preferred Shares Issued for Debt		$5,000
Cash Paid for Interest		$11,520
Common shares Issued for Interest	$18,864	$28,898
Preferred Shares issued for Interest		$465

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2020

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

The Black Scoles pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of March 31,2020 utilized the following inputs:

Risk Free Interest Rate	1.75%
Expected Term	– 0.41 Yrs
Expected Volatility	273 – 312.	%
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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended March 31, 2020 and 2019.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $20,992,464 during the period from April 24, 2012 (inception) through March 31,2020. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE, RELATED PARTY

As of March 31, 2020
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

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of March 31, 2020 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2020 is $0.

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

 “Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $0. As of March 31, 2020 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2020 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of March 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2020 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of March 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2020 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31 30, 2020 the unamortized discount on the convertible note outstanding is $0. As of March 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2020 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $ 0 As of March 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $0. As of March 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2020 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of March 31, 2020 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2020 is 0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31 , 2020 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $300,000 was recognized by the Company as of March 31, 2020.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of March 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31,2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $0

On April 19, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is April 19, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

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

As of March 31, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $524.

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

As of March 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $1,049.

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

As of March 31, 2020 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $800,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $7,116.

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

As of March 31, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $2009.

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

As of March 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

 The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $1,049.

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

As of March 31, 2020 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $600,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $11,187.

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

As of March 31, 2020 $60,000 of the principal amount of the Note remains outstanding.

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

 The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $240,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $6,459.

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

As of March 31, 2020 $28,000 of the Note Remains outstanding which includes an additional $3,000 of principal indebtedness resulting from a penalty due to a default of the Terms and Conditions of the Note .

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $1,723 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of March 31, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of  March 31, 2020 the unamortized discount on the convertible note outstanding is $3,512.

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

As of March 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $8,082.

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

As of March 31, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $16,240.

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

As of March 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of March 31,2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31,2020 the unamortized discount on the convertible note outstanding is $8,257.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of March 31, 2020, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $9,397.

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

As of March 31, 2020 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $160,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $7,554.

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

As of March 31, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $19,981.

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

As of March 31, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31 , 2020 the unamortized discount on the convertible note outstanding is $5,360.

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

As of March 31, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of March 31, 2020 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $140,000 was recognized by the Company as of  March 31, 2020. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $8,909.

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

As of March 31, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $25,912.

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

As of March 31, 2020 $31,893 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $49,066 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of March 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of  March 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $12,317.

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

As of March 31, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $6,232.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of March 31, 2020 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of March 31, 2020. The issuance of the Notes amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Notes. As of March 31, 2020 the unamortized discount on the convertible notes outstanding is $31,478.

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

As of March 31, 2020 $65,149 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $108,582 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $114,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of March 31, 2020 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $46,000 was recognized by the Company as of March 31, 2020. The issuance of the Notes amounted in a discount of $11,500 which is amortized under the Interest Method over the life of the Notes. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $4,485.

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

As of March 31, 2020, 10,000 of the principal amount of the Note remains outstanding.

The issuance of the Note amounted in a beneficial conversion feature of $350,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $3,960. The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2020 is $ 28,888.

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

As of March 31, 2020 $33,560 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $51,630 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $63,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of March 31, 2020 $50,500 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $77,692 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of March 31, 2020 $19,607 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $32,678 was recognized by the Company as of March 31, 2020 The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $3,424.

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

As of March 31, 2020 $19,018 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $31,696 was recognized by the Company as of March 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of March 31, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $166,666 was recognized by the Company as of March 31, 2020.

The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $30,327

On July 19, 2019 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $20,331 for consideration consisting of $18,831 cash and payment on behalf of the Company of $1,500 of expenses incurred in connection with the issuance of the Note. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is July 19, 2019. The Note may be converted into shares of the common stock of Regen at a price per share ( “Conversion Price”) equivalent to 65% of the lowest Trading price of the common stock of the Company as reported on the National Quotations Bureau OTC Markets exchange upon which the Company's shares are traded or any exchange upon which the Common Stock of the Company may be traded in the future , for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. . In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Holder and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.

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

As of March 31, 2020 $20,331 of principal indebtedness owed on the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $31,278 was recognized by the Company as of March 31, 2020.

The issuance of the Note amounted in a discount of $20,331 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $ 6,167.

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

As of March 31, 2020 $14,819 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $24,698 was recognized by the Company as of March 31, 2020.

The issuance of the Note amounted in a discount of $14,819 which is amortized under the Interest Method over the life of the Note. As of March 31, 2020 the unamortized discount on the convertible note outstanding is $7,420.

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

As of March 31, 2020 $11,500 of the principal amount of the Note remains outstanding.

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

As of March 31, 2020, $10,000 of the principal amount of the Note remains outstanding.

As of March 31, 2020 the Company is indebted to David R. Koos the Compoany’s sole officer and director in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

As of March 31, 2020 the Company is indebted to BST Partners, an entity controlled by the Company’s Chairman and CEO, in the amount of $61,900.

NOTE 7. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of March 31, 2020 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics ( See Note 6).

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

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2020:

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of March 31, 2020, 300,000,000 is designated Series A Preferred Stock of which 348,376,230 shares are outstanding as of March 31, 2020 and 300,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of March 31, 2020.

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

On March 31, 2020 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	74,298
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	20,274
Investment Securities	593,357
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	500,000
Accrued Expenses Related Parties	89,529
Accrued Expenses	203,037
Enterprise Value	2,826,507
Less: Total Debt	(2,061,607)
Portion of Enterprise Value Attributable to Shareholders	764,900
Fair Value Per Share	$0.0167

The abovementioned constitute the Company’s sole investment securities as of March 31, 2020

As of March 31, 2020:

470,588	Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the Quarter ended March 31, 2020
$5,741	$7,858	$2,118	$0

725,000	Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the Quarter ended March 31, 2020
$13,124	$12,109	$(1,104)	$0

NOTE 11. STOCK TRANSACTIONS

Issuance of Common Shares:

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

NOTE 12. SUBSEQUENT EVENTS

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

As of September 30, 2019 we had cash of $7,885 and as of March 31, 2020 we had cash of $0. The decrease in Cash of approximately 95% is primarily attributable to expenditures made in conducting the business of the Company offset by loans made to the Company by related parties.

As of September 30, 2019 we had Accounts Receivable, Related Party of $71,186 and as of March 31, 2020 we had Accounts Receivable, Related Party of $ 48,042.

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

The Financial Statements for the quarter ended March 31 , 2020 recognize the application as of December 16, 2019 of all principal and accrued interest payable by Regen to Zander on that date resulting from Promissory Notes issued by Regen to Zander.

Offset by:

B)	The recognition by the Company during the six months ended March 31, 2020 of an aggregate of $54,849 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc.

As of September 30, 2019 we had Accounts Payable of $92,000 and as of March 31,2020 we had Accounts Payable of $104640. The increase of approximately 14% is primarily attributable expenses incurred by the Company resulting from services provided to the Company by Baumgartner Patent Law and Securities Transfer Corporation.

As of September 30, 2019 we had Notes Payable of $88,627 and as of March 31, 2020 we had Notes Payable of $62,127. The decrease in Notes Payable of approximately 30% is primarily attributable to the application towards Accounts Receivable of principal amounts owed by the Company to Zander Therapeutics, Inc. as of December 16, 2019 resulting from Promissory Notes issued by Regen to Zander Therapeutics, Inc. offset by $37,900 to the Company during the six months ended March 31, 2020 by an entity controlled by the Company’s Chairman and Chief Executive Officer.

As of September 30, 2019 we had Accrued Interest Payable of $525,335 and as of March 31, 2020 we had Accrued Interest Payable of $675,034.

The increase in Accrued Interest Payable of approximately 44% is attributable to additional interest accrued but unpaid on Notes and Convertible Notes issued by the Company during the six months ended March 31, 2020 offset by:

(a)	application of $2,093 of interest due but unpaid to Zander Therapeutics Inc. towards Accounts Receivable.
(b)	conversion of $18,864 of interest accrued but unpaid due to holders of Convertible Notes Payable into equity securities of the Company.

As of March 31, 2020 we had Accrued Payroll of $1,108,319 and as of September 30, 2019 we had Accrued Payroll of $972,158.

The increase in accrued payroll of approximately 14% is attributable to:

$45,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended December 31, 2019

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended December 31, 2019

$10,161 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended March 31, 2020

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended March 31, 2020

As of March 31, 2020 we had Accrued Rent of $23,548 and as of September 30, 2019 we had Accrued Rent of $ 5,000.

The increase in Accrued Rent of approximately 371% is attributable to rental expenses incurred by the Company to an entity under the control of the Company’s Chairman and Chief Executive Officer during the six months ended March 31, 2020 which have not been paid.

As of September 30, 2019 we had Convertible Notes Payable, Net of Unamortized Discount, of $2,058,571 and as of March 31,2020 we had Convertible Notes Payable, Net of Unamortized Discount, of $2,336,062.

The increase in Convertible Notes Payable, Net of Unamortized Discount, of approximately 13.4 % is primarily attributable to amortization during the six months ended March 31, 2020 of $388,820 of Discounts on Convertible Notes offset by conversions of principal indebtedness into equity securities of the Company by noteholders.

Material Changes in Results of Operations

Revenues from continuing operations were $27,425 for the quarter ended March 31, 2020 and $27,425 for the same period ended 2018. $27,425 of revenue recognized during the quarters ended March 31, 2020 and March 31, 2019 consisted of $24,931 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized pursuant to the same license.

Revenues from continuing operations were $54,849 for the six month period ended March 31, 2020 and $54,849 for the same period ended 2019. $54,849 of revenue recognized during the six months ended March 31, 2020 and March 31, 2019 consisted of $ 49,863 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $4,986 of minimum royalties recognized pursuant to the same license.

Net Loss was $4,077,145 for the quarter ended March 31, 2020 and Net Loss was $ 333,177 for the same period ended 2019. Operating Loss was $39,334 for the quarter ended March 31, 2020 whereas Operating Loss was $230,793 for the quarter ended March 31, 2019. Factors contributing to the Company recognizing a lower operating loss in the period ended 2020 when compared to the quarter ended 2019 include greater Research and Development expenses General and Administrative expenses and Consulting Expenses incurred by the Company during the quarter ended 2020 as compared the quarter ended 2019.

Net Loss was 1123.4% higher for the quarter ended March 31 2020 than Net Loss recognized during the same period ended 2019. This was primarily attributable to $3,767,325 of Derivative Loss recognized during the quarter ended March 31, 2020.

Net Loss was $994,377 for the six months ended March 31, 2020 and Net Loss was $ 88,120 for the same period ended 2019. Operating Loss was $174,072 for the six months ended March 31, 2020 whereas Operating Loss was $429,627 for the six months ended March 31, 2019. Factors contributing to the Company recognizing a lower operating loss in the period ended 2020 when compared to the six months ended 2019 include greater Research and Development expenses General and Administrative expenses and Consulting Expenses incurred by the Company during the six months ended 2020 as compared the six months ended 2019.

Net Loss was 1028.4% higher for the six months ended March 31 2020 than Net Loss recognized during the same period ended 2019. This was primarily attributable to $1,395,095 of Derivative Income recognized during the six months ended March 31, 2019.

As of March 31, 2020 we had $0 in cash on hand and current liabilities of $11,830,490 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized, bank overdraft and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of March 31, 2020 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2020 and ending on March 31, 2020, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

With the exception of securities pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, or eligible for public resale pursuant to the exemption from registration set out in Section 4(a) 1 of the Securities Act of 1933, as amended, a legend was placed on the certificate that evidences the securities stating that the securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the securities.

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

