Form 10-Q
period 2020-06-30
Regen BioPharma Inc
filed 2021-08-05
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2020

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

As of May 25, 2021 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of May 25,2021 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of May 25,2021 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of	As of
	June 30, 2020	September 30, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$—	$7,855
Accounts Receivable, Related Party	75,466	71,186
Prepaid Expenses	40	76
Total Current Assets	75,506	79,117

OTHER ASSETS
Investment Securities	19,969	19,969
Total Other Assets	19,969	19,969
TOTAL ASSETS	$95,475	$99,087
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	107,430	92,000
Notes Payable	62,127	88,627
Accrued payroll taxes	4,241	4,241
Accrued Interest	754,951	525,335
Accrued Rent	23,548	5,000
Accrued Payroll	1,148,819	972,158
Other Accrued Expenses	41,423	41,423
Bank Overdraft	854
Due to Investor	20,000	20,000
Derivative Liability	4,020,486	7,200,528
Convertible Notes Payable Less unamortized discount	2,454,604	2,051,537
Unearned Income		0
Convertible Notes Payable, Related Parties Less unamortized discount	16,061	2,056
Total Current Liabilities	8,654,546	11,002,904
Long Term Liabilities:
Convertible Notes Payable less unamortized discount
Convertible Notes Payable, Related Parties Less unamortized discount		4,978
Total Long Term Liabilities		4,978
Total Liabilities	8,654,546	11,007,882

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 4,800,000,000 authorized and 1,605,000,246 issued and outstanding as of June 30, 2020 and 4,800,000,000 authorized and 600,001,406 shares issued and outstanding September 30, 2019	160,498	59,998
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30, 2019 and June 30,2020 respectively
Series A Preferred 300,000,000 authorized, 353,615,105 and 348,376,230 outstanding as of June 30,2020 and September 30, 2019 respectively	35,362	34,838
Series AA Preferred $0.0001 par value 600,000 authorized and 50, 000 and 50,000 outstanding as of September 30, 2019 and June 30,2020 respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and and 38,000,000 and 44,000,000 outstanding as of September 30, 2019 and June 30, 2020 respectively	4,400	3,800
Additional Paid in capital	8,298,393	8,261,993
Contributed Capital	728,791	728,658
Retained Earnings (Deficit)	(17,786,519)	(19,998,086)
Total Stockholders' Equity (Deficit)	(8,559,071)	(10,908,795)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$95,475	$99,087

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended June 30 2020	Quarter Ended June 30 2019	Nine Months Ended June 30 2020	Nine Months Ended June 30 2019
REVENUES
Revenues, Related Party	$27,425	$27,425	$82,274	$82,274

COST AND EXPENSES
Research and Development	12	15,328	10,354	23,268
General and Administrative	43,749	111,292	205,994	396,708
Consulting and Professional Fees		23,525	37,786	184,645
Rent		15,000	18,548	45,000
Total Costs and Expenses	43,761	165,145	272,682	649,621

OPERATING INCOME (LOSS)	$(16,336)	$(137,720)	$(190,408)	$(567,347)

OTHER INCOME & (EXPENSES)
Interest Income				1,302
Other Income
Dividend Income
Loss on Sale of Securities				(57,697)
Unrealized Gain(Loss) Investment Securities		56277		(2,870)
Interest Expense	(81,343)	(70,685)	(252,000)	(212,626)
Refunds of amounts previously paid				115
Interest Expense attributable to
Amortization of Discount	(137,603)	(482,036)	(526,422)	(1,160,136)
Gain (Loss) on Early Extinguishment Convertible Debt		33,567		33,567
Bad Debt Expense				(118,121)
Other Than Temporary Impairment Recognized
Derivative Income (Expense)	3,441,227	(3,804,486)	3,180,398	(2,409,391)
TOTAL OTHER INCOME (EXPENSE)	3,222,281	(4,267,363)	2,401,975	(3,925,856)

NET INCOME (LOSS)	$3,205,944	$(4,405,083)	$2,211,567	$(4,493,203)
Less:Net (Income) Loss attributable to KCL, Therapeutics, Inc.		(4,791)		(7,291)
NET INCOME (LOSS) attributable to common shareholders	$2,564,755	$(4,409,874)	$1,769,254	$(4,500,494)

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.0016	$(0.0514)	$0.0007	$(0.01362)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,605,000,246	85,870,762	2,414,039,326	330,314,186

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

Condensed Consolidated Statement of Shareholder's Deficit

Nine Months Ended June 30,2019

(unaudited)

		Series A Preferred		Series AA Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Balance September 30, 2018	140,434,496	$14,044	50,000	$5	180,315,107	$18,030	38,000,000	$3,800	$7,517,888	$(17,457,044)	$728,658	$52,948	$0	$(9,121,670)
10/1/2018	5128205 shares issued for debt					5,128,205	513			29,487					30,000
10/18/2018	8961988 shares issued for debt					8,961,988	896			29,754					30,650
10/23/2018	2019140 shares issued for debt					2,019,140	202			7,410					7,612
10/29/2018	3015618 shares issued for debt					3,015,618	302			11,066					11,368
11/15/2018	7100591 shares issued for debt					7,100,591	710			29,290					30,000
11/20/2018	3656020 shares issued for debt	3,656,020	366							5,099					5,465
11/28/2018	9198923 shares issued for debt					29,033,181	2,903			47,813					50,716
11/28/2018	286232 shares issued for expenses					286,232	29			471					500
12/19/2018	5184674 shares issued for debt					5,184,674	518			9,929					10,447
12/26/2018	617283 shares issued for expenses					617,283	62			438					500
12/26/2018	10382717 shares issued for debt					10,382,717	1,038			7,372					8,410
12/31/2018	Derecognition of Accumulated Other Comprehensive Income										52,948		(52,948)		0
12/31/2019	Adjustment for Adoption ASU 2014 -09										29,186				29,186
12/31/2018	Net Income for the Quarter Ended December 31, 2019										245,057				245,057
	Balance 12/31/2018	144,090,516	14,409	50,000	5	252,044,737	25,203	38,000,000	3,800	7,696,017	(17,129,853)	728,658	0	0	(8,661,761)
1/3/2019	10585123 shares issued for debt					10,585,123	1,059			12,692					13,751
1/9/2019	10000000 shares issued for services	10,000,000	1,000							48,000					49,000
1/23/2019	5774947 shares issued for debt					5,774,947	577			6,555					7,132
1/25/2019	877310 shares issued for expenses					877,310	88			412					500
1/25/2019	12222690 shares issued for debt					12,222,690	1,222			5,744					6,966
2/11/2019	10473668 shares issued for debt					10,473,668	1,047			11,887					12,934
2/13/2019	Shares of subsidiary issued for services									441					441
2/15/2019	13821193 shares isued for debt					13,821,193	1,382			14,374					15,756
2/19/2019	13790783 shares issued for debt					13,790,783	1,379			18,341					19,720
3/1/2019	8004463 shares issued for debt					8,004,463	800			7,844					8,644
3/4/2019	694508 shares issued for expenses					694,508	69			431					500
3/4/2019	14305492 shares issued for debt					14,305,492	1,431			8,868					10,299
3/19/2019	833449 shares issued for expenses					833,449	83			417					500
3/19/2019	27377166 shares issued for debt					27,377,166	2,738			19,766					22,504
3/22/2019	6309524 shares issued for debt					6,309,524	631			4,669					5,300
3/31/2019	Adjustment for noncontrolling Interest KCL Therapeutics, Inc.									(2,934)				2,934	0
3/31/2019	Net Loss for Quarter Ended March 31 2019										(333,177)				(333,177)
	Balance March 31 2019	154,090,516	$15,409	50,000	$5	377,115,053	$37,710	38,000,000	$3,800.00	$7,853,523	$(17,463,031)	$728,658	$0	$2,934	$(8,820,991)
4/1/2019	895116 shares issued for debt					8,958,116	896			3,403					4,299
4/1/2019	1041884 shares issued for expenses					1,041,884	104			396					500
4/2/2019	12992389 shares issued for debt					12,992,389	1,299			8,055					9,354
4/8/2019	17971064 shares issued for debt					17,971,064	1,797			12,220					14,017
4/9/2019	11832569 shares issued for debt					11,832,569	1,183			7,336					8,519
4/11/2019	19472820 shares issued for debt					19,472,820	1,947			13,241					15,188
4/18/2019	14824958 shares issued for debt					14,824,958	1,482			9,191					10,673
4/29/2019	22243153 shares issued for debt					22,243,153	2,224			15,125					17,349
4/30/2019	895116 shares issued for debt					8,958,116	896			3,403					4,299
4/30/2019	1041884 shares issued for expenses					1,041,884	104			396					500
5/18/2019	1253847 shares issued for expenses					1,253,847	125			375					500
5/18/2019	20746153 shares issued for debt					20,746,153	2,075			6,198					8,273
6/27/2019	104285714 shares issued for debt	194,285,714	19,429							320,571					340,000
6/30/2019	Adjustment for noncontrolling Interest KCL Therapeutics, Inc.									(12,708)				12,708
6/30/2019	Net Loss for Quarter ended June 30, 2019										(4,405,083)				(4,405,083)
	Balance June 30, 2019	348,376,230	$34,838			518,452,006	$51,843	38,000,000	$3,800.00	$8,240,724	$(21,868,114)	$728,658	$0	$15,642	$(12,792,604)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

Condensed Consolidated Statement of Shareholder's Deficit

Nine Months Ended June 30,2020

(Unaudited)

		Series A Preferred		Series AA Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Balance September 30, 2019	348,376,230	$34,838	50,000	5	600,001,406	$59,998	38,000,000	$3,800	$8,261,993	$(19,998,086)	$728,658	$—	$—	$(10,908,795)
10/29/2019	Shares issued for Debt					15,100,608	1,510			3,397					4,907
10/29/2019	Shares issued for Interest					4,376,007	438			984					1,422
10/29/2019	Shares issued for debt					20,834,497	2,083			7,917					10,000
10/29/2019	Shares Issued for Interest					3,418,941	342			1,299					1,641
11/5/2019	Shares issued for Debt					25,002,163	2,500			6,500					9,000
11/5/2019	Shares Issued for Interest					4,217,031	422			1,096					1,518
11/5/2019	Shares issued for Debt					19,254,584	1,925			3,850					5,775
11/5/2019	Shares Issued for Interest					8,745,416	875			1,750					2,625
11/5/2019	Shares issued for Debt					30,555,555	3,056			7,944					11,000
11/15/2019	Shares isued for Services							6,000,000	600						600
11/27/2019	Shares issued for Interest					30,946,444	3,095			(310)					2,785
11/27/2019	Shares issued for Fees					5,555,556	556			(56)					500
11/27/2019	Shares issued for Debt					36,500,000	3,650			2,920					6,570
11/27/2019	Shares Issued for Debt					31,251,177	3,125			3,625					6,750
11/27/2019	Shares issued for Interest					4,393,684	439			510					949
12/3/2019	Shares Issued for Debt					30,558,094	3,056			2,444					5,500
12/3/2019	Shares issued for Interest					5,556,017	556			444					1,000
12/4/2019	Shares Issued for Debt					31,234,276	3,123			2,967					6,090
12/4/2019	Shares issued for Interest					5,308,288	531			504					1,035
12/5/2019	Shares Issued for Debt					41,922,222	4,192			3,354					7,546
12/6/2019	Shares Issued for Debt					10,064,761	1,006			(99)					907
12/6/2019	Shares issued for Interest					26,310,416	2,631			(260)					2,371
12/6/2019	Shares issued for Fees					5,548,380	555			(55)					500
12/10/2019	Shares Issued for Debt					49,729,272	4,973			905					5,878
12/13/2019	Shares Issued for Debt					37,777,157	3,778			(1,512)					2,266
12/13/2019	Shares issued for Interest					6,101,694	610			(244)					366
12/13/2019	Shares issued for Fees					8,335,648	834			(334)					500
12/13/2019	Shares Issued for Debt					52,200,000	5,220			(2,088)					3,132
12/16/2019	Shares Issued for Debt					42,081,411	4,208			1,262					5,470
12/16/2019	Shares issued for Interest					7,677,742	768			230					998
12/19/2019	Shares Issued for Debt					41,433,258	4,143			3,314					7,457
12/19/2019	Shares issued for Interest					566,742	57			45					102
12/20/2019	Shares Issued for Debt					50,462,834	5,046			(1,766)					3,280
12/20/2019	Shares issued for Interest					9,477,166	948			(332)					616
12/20/2019	Dhares issued for Debt					59,900,000	5,990			(2,396)					3,594
12/23/2019	Shares issued for Debt					31,421,505	3,142			(2,200)					942
12/23/2019	Shares issued for Interest					11,808,081	1,181			(827)					354
12/23/2019	Shares issued for Fees					16,678,081	1,668			(1,168)					500
	Capital contribution quarter ended 12/31/2019											133			133
	Net Income Quarter Ended 12/31/2019										3,082,768				3,083,375
	Balance December 31, 2019	348,376,230	$34,838	50,000	5	1,422,306,114	$142,228	44,000,000	$4,400	$8,305,608.88	$(16,915,318)	$728,791			$(7,699,447)
1/2/2020						69,685,185	6,969			(3,206)					3,763
1/2/2020						36,826,333	3,683			(2,578)					1,105
1/2/2020						17,480,000	1,748			(1,224)					524
1/2/2020						16,666,667	1,667			(1,167)					500
1/23/2020						6,739,096	674			(472)					202
1/23/2020						18,615,919	1,862			(1,304)					558
1/23/2020						16,680,931	1,668			(1,168)					500
	Net Loss Quarter Ended March 31,2020										(4,077,145)				(4,077,145)
	Balance March 31, 2020	348,376,230	$34,838	50,000	5	1,605,000,246	$160,498	44,000,000	$4,400	$8,294,491	$(20,992,464)	$728,791			$(11,769,440)
5/12/2020	Preferred Shares issued for Debt	3550977.18	355.097718							2,645					3,000
5/12/2020	Preferred Shares issued for Interest	1687897.82	168.789782							1,257					1,426
	Net Income ( Loss) Quarter Ended June 30, 2020										3,205,944				3,205,944
	Balance June 30, 2020	353,615,105	$35,362	50,000	5	1,605,000,246	$160,498	44,000,000	$4,400	$8,298,393	$(17,786,519)	$728,791			$(8,559,070)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30	Nine Months Ended June 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$2,211,567	$(4,493,203)
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	600	49,000
Common Stock issued to consultants
Common Stock issued for interest
Preferred Stock issued for interest
Subsidiary Stock issued to consultants		46
Subsidiary Stock issued as compensation		294
Common Stock issued for Expenses	3,000	4,000
Preferred Stock Issued For Interest
Increase (Decrease) in Interest expense attributable to amortization of Discount	526,422	1,160,136
(Gain) Loss on Sale of Investment Securities		57,697
Increase(Decrease) in (Gain)/Loss on early extinguishment of debt		(33,567)
Increase ( Decrease) in Recognition of Other than Temporary Impairment
Changes in operating assets and liabilities:
Unrealized (Gain) Loss on Investment Securities		2,870
Increase (Decrease) in Accounts Payable	15,431	13,977
Increase ( Decrease) in Bank Overdraft
increase (Decrease) Unearned Income		(38,814)
(Increase) Decrease in Accounts Receivable	(6,374)	(43,460)
Increase (Decrease) in accrued Expenses	447,373	432,102
(Increase) Decrease in Prepaid Expenses	36	13,271
Increase ( Decrease) in Contributed Capital	133
Increase in Derivative Expense	(3,180,398)	2,409,391
(Increase) Decrease in Interest Receivable		(1,303)
(Increase) Decrease in Notes Receivable		4,551
Increase (Decrease) in Bad Debt Expense		118,121
Increase (Decrease) in Bank Overdraft	854	63
Net Cash Provided by (Used in) Operating Activities	$18,645	$(344,828)

Cash Flows from Investment Activities

Increase(Decrease) in Sale of Investment Securities		49,858
Dividend Income
Net Cash Provided By Investment Activities		49,858

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for Cash
Preferred Stock issued for Cash
Increase ( Decrease) in Notes Payable	(26,500)	62,513
Increase in Convertible Notes payable		226,250
Increase in Due to Investor
Net Cash Provided by (Used in) Financing Activities	(26,500)	288,763
Net Increase (Decrease) in Cash	$(7,855)	$(6,207)

Cash at Beginning of Period	$7,855	$8,019
Cash at End of Period	$(0)	$1,812

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$111,133	$355,938
Preferred Shares Issued for Debt	$3,000	$345,000
Cash Paid for Interest		$11,520
Common shares Issued for Interest	$18,864	$38,242
Preferred Shares issued for Interest	$1,426

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020

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

The Black Scoles pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of June 30,2020 utilized the following inputs:

Risk Free Interest Rate	1.75%
Expected Term	– 0.41 Yrs
Expected Volatility	273 – 312%
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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended June 30, 2020 and 2019.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $17,786,519 during the period from April 24, 2012 (inception) through June 30,2020. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE, RELATED PARTY

As of June 30, 2020
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

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of June 30, 2020 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2020 is $0.

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

 “Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0. As of June 30, 2020 $50,000 of the principal amount of the Note remains outstanding. The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2020 is $0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of June 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2020 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of June 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2020 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30 30, 2020 the unamortized discount on the convertible note outstanding is $0. As of June 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2020 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $ 0 As of June 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0. As of June 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2020 is 0.

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of June 30, 2020 $40,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2020 is 0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30 , 2020 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $150,000 was recognized by the Company as of March 31, 2020.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $50,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0

On April 19, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $25,000 for consideration consisting of $25,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is April 19, 2020. All or part of the principal is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share.

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

As of June 30, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $50,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

 The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $300,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $60,000 of the principal amount of the Note remains outstanding.

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

 The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $120,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $1,478.

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

As of June 30, 2020 $25,000 of the Note Remains outstanding which includes an additional $3,000 of principal indebtedness resulting from a penalty due to a default of the Terms and Conditions of the Note .

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $3,497 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $50,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of  June 30, 2020 the unamortized discount on the convertible note outstanding is $1,437

On September 22, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is September 21, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.0125 per common share as of the date which is the earlier of:

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

As of June 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $3,926.

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

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Common shares.

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

As of June 30, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $7,937.

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

As of June 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30,2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2020 the unamortized discount on the convertible note outstanding is $4,105.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30, 2020, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $5,337.

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

As of June 30, 2020 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $80,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $4,306.

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

As of June 30, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $11,861.

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

As of June 30, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $50,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30 , 2020 the unamortized discount on the convertible note outstanding is $3,330.

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

As of June 30, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $50,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $70,000 was recognized by the Company as of  June 30, 2020. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $6,067.

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

As of June 30, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $17,791.

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

As of June 30, 2020 $31,893 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $49,066 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of  June 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $8,257.

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

As of June 30, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $50,000 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $4,083.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of June 30, 2020 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30, 2020. The issuance of the Notes amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Notes. As of June 30, 2020 the unamortized discount on the convertible notes outstanding is $23,266.

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

As of June 30, 2020 $65,149 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $108,582 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $114,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $23,000 was recognized by the Company as of June 30, 2020. The issuance of the Notes amounted in a discount of $11,500 which is amortized under the Interest Method over the life of the Notes. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $3,467.

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

As of June 30, 2020, 10,000 of the principal amount of the Note remains outstanding.

The issuance of the Note amounted in a beneficial conversion feature of $350,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $3,960. The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2020 is $ 14,242.

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

As of June 30, 2020 $33,560 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $51,630 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $63,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $50,500 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $77,692 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $19,607 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $32,678 was recognized by the Company as of June 30, 2020 The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $19,018 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $31,696 was recognized by the Company as of June 30, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $166,666 was recognized by the Company as of June 30, 2020.

The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $5,464.

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

As of June 30, 2020 $20,331 of principal indebtedness owed on the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $31,278 was recognized by the Company as of June 30, 2020.

The issuance of the Note amounted in a discount of $20,331 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $ 1,113.

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

As of June 30, 2020 $14,819 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $24,698 was recognized by the Company as of June 30, 2020.

The issuance of the Note amounted in a discount of $14,819 which is amortized under the Interest Method over the life of the Note. As of June 30, 2020 the unamortized discount on the convertible note outstanding is $3,735.

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

As of June 30, 2020 $11,500 of the principal amount of the Note remains outstanding.

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

As of June 30, 2020, $10,000 of the principal amount of the Note remains outstanding.

As of June 30, 2020 the Company is indebted to David R. Koos the Compoany’s sole officer and director in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

As of June 30, 2020 the Company is indebted to BST Partners, an entity controlled by the Company’s Chairman and CEO, in the amount of $61,900.

NOTE 7. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of June 30,2020 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics ( See Note 6).

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

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2020:

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of June 30, 2020, 300,000,000 is designated Series A Preferred Stock of which 353,615 shares are outstanding as of June 30, 2020 and 300,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of June 30, 2020.

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

On June 30, 2020 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	74,298
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	20,274
Investment Securities	593,357
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	500,000
Accrued Expenses Related Parties	89,529
Accrued Expenses	203,037
Enterprise Value	2,826,507
Less: Total Debt	(2,061,607)
Portion of Enterprise Value Attributable to Shareholders	764,900
Fair Value Per Share	$0.0167

The abovementioned constitute the Company’s sole investment securities as of June 30, 2020

As of June 30, 2020:

470,588	Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the Quarter ended June 30, 2020
$5,741	$7,858	$2,118	$0

725,000	Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the Quarter ended June 30, 2020
$13,124	$12,109	$(1,104)	$0

NOTE 11. STOCK TRANSACTIONS

On May 12, 2020 the Company issued 5,238,875 Series A Preferred shares in satisfaction of $3,000 of convertible indebtedness and $1,426 of accrued interest on convertible indebtedness.

NOTE 12. SUBSEQUENT EVENTS

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

As of September 30, 2019 we had cash of $7,885 and as of June 30, 2020 we had cash of $0. The decrease in Cash of approximately 95% is primarily attributable to expenditures made in conducting the business of the Company offset by loans made to the Company by related parties.

As of September 30, 2019 we had Accounts Receivable, Related Party of $71,186 and as of June 30, 2020 we had Accounts Receivable, Related Party of $ 75,446.

The increase in Accounts Receivable, Related Party of approximately 6% is primarily attributable to the recognition by the Company during the nine months ended June 30, 2020 of an aggregate of $82,273 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc offset by the application of $75,900 of principal indebtedness and $2,093 of interest accrued but unpaid owed to Zander by the Company toward Accounts Receivable during the quarter ended December 31, 2019.

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

The Financial Statements for the quarter ended June 30 , 2020 recognize the application as of December 16, 2019 of all principal and accrued interest payable by Regen to Zander on that date resulting from Promissory Notes issued by Regen to Zander.

As of September 30, 2019 we had Accounts Payable of $92,000 and as of June 30,2020 we had Accounts Payable of $107,430. The increase of approximately 16% is primarily attributable expenses incurred by the Company resulting from services provided to the Company by Baumgartner Patent Law and Securities Transfer Corporation.

As of September 30, 2019 we had Notes Payable of $88,627 and as of June 30, 2020 we had Notes Payable of $62,127. The decrease in Notes Payable of approximately 30% is primarily attributable to the application towards Accounts Receivable of principal amounts owed by the Company to Zander Therapeutics, Inc. as of December 16, 2019 resulting from Promissory Notes issued by Regen to Zander Therapeutics, Inc. offset by $37,900 to the Company during the six months ended March 31, 2020 by an entity controlled by the Company’s Chairman and Chief Executive Officer.

As of September 30, 2019 we had Accrued Interest Payable of $525,335 and as of June 20, 2020 we had Accrued Interest Payable of $754951.

The increase in Accrued Interest Payable of approximately 44% is attributable to additional interest accrued but unpaid on Notes and Convertible Notes issued by the Company during the nine months ended June 30, 2020 offset by:

(a)	application of $2,093 of interest due but unpaid to Zander Therapeutics Inc. towards Accounts Receivable.
(b)	conversion of $20,290 of interest accrued but unpaid due to holders of Convertible Notes Payable into equity securities of the Company.

As of June 30, 2020 we had Accrued Payroll of $1,148,819 and as of September 30, 2019 we had Accrued Payroll of $972,158.

The increase in accrued payroll of approximately 18% is attributable to:

$45,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended December 31, 2019.

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended December 31, 2019.

$10,161 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended March 31, 2020

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended March 31, 2020.

$40,500 in salary expense due to the Company’s Chief Financial Officer incurred but unpaid during the three months ended June 30, 2020.

As of June 30, 2020 we had Accrued Rent of $23,548 and as of September 30, 2019 we had Accrued Rent of $ 5,000.

The increase in Accrued Rent of approximately 371% is attributable to rental expenses incurred by the Company to an entity under the control of the Company’s Chairman and Chief Executive Officer during the six months ended March 31, 2020 which have not been paid.

As of September 30, 2019 we had Convertible Notes Payable, Net of Unamortized Discount, of $2,058,571 and as of June 30,2020 we had Convertible Notes Payable, Net of Unamortized Discount, of $2,470,665.

The increase in Convertible Notes Payable, Net of Unamortized Discount, of approximately 20 % is primarily attributable to amortization during the six months ended June 30, 2020 of $526,422 of Discounts on Convertible Notes offset by conversions of principal indebtedness into equity securities of the Company by noteholders.

As of September 30, 2019 we recognized a Derivative Liability of $7,200,528 on Convertible Notes Payable with an aggregate face value of $2,215,421 outstanding as of September 30, 2019 and as of June 30, 2020 we recognized a Derivative Liability of $4,020,486 on Convertible Notes Payable with an aggregate face value of $2,101,377.

The decrease in Derivative Liability of 44% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,101,377 outstanding as of June 30, 2020.

Material Changes in Results of Operations

Revenues from continuing operations were $27,425 for the quarter ended June 30, 2020 and $27,425 for the same period ended 2018. $27,425 of revenue recognized during the quarters ended June 30, 2020 and June 30, 2019 consisted of $24,931 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized pursuant to the same license.

Revenues from continuing operations were $82,274 for the nine month period ended June 30, 2020 and $82,274 for the same period ended 2019. $54,849 of revenue recognized during the six months ended March 31, 2020 and March 31, 2019 consisted of $ 74,794 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $7,479 of minimum royalties recognized pursuant to the same license.

Net Income was $3,205,944 for the quarter ended June 30, 2020 and Net Loss was $ 4,405,083 for the same period ended 2019. Operating Loss was $16,336 for the quarter ended June 30, 2020 whereas Operating Loss was $137,720 for the same quarter ended 2019. Factors contributing to the Company recognizing a lower operating loss in the period ended 2020 when compared to the quarter ended 2019 include greater Research and Development expenses General and Administrative expenses and Consulting Expenses incurred by the Company during the quarter ended 2020 as compared the quarter ended 2019.

Net Income recognized during the quarter ended June 30, 2020 was primarily attributable to Derivative Income recognized over the quarter of $3,441,227.

Net Income was $ 3,180,398 for the nine months ended June 30, 2020 as opposed to a Net Loss of $ 2,409,391 recognized for the same period ended 2019. Operating Loss was $190,408 for the nine months ended June 30, 2020 whereas Operating Loss was $567,347 for the nine months ended June 30, 2019. Factors contributing to the Company recognizing a lower operating loss in the period ended 2020 when compared to the nine months ended 2019 include greater Research and Development expenses General and Administrative expenses and Consulting Expenses incurred by the Company during the nine months ended 2020 as compared the nine months ended 2019.

Net Income recognized during the nine ended June 30, 2020 was primarily attributable to Derivative Income recognized over the period of $ 3,180,398.

As of June 30, 2020 we had $0 in cash on hand and current liabilities of $8,654,546 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized, bank overdraft and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of June 30, 2020 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on April 1, 2020 and ending on June 30, 2020, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

