Form 10-Q
period 2020-12-31
Regen BioPharma Inc
filed 2021-08-13
CIK 1589150

CURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2020

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

As of May 25, 2021 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of May 25,2021 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of May 25,2021 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

REGEN BIOPHARMA , INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2020	September 30, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$—	$—
Accounts Receivable, Related Party	130,617	103,192
Prepaid Expenses	16	28
Total Current Assets	130,633	103,220
OTHER ASSETS
Investment Securities	19,969	19,969
Total Other Assets	19,969	19,969
TOTAL ASSETS	$150,602	$123,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	113,855	110,486
Notes Payable	62,127	62,127
Accrued payroll taxes	4,241	4,241
Accrued Interest	879,507	830,061
Accrued Rent	23,548	23,548
Accrued Payroll	1,229,819	1,189,319
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Derivative Liability	832,726	2,634,215
Convertible Notes Payable Less unamortized discount	2,503,543	2,522,716
Convertible Notes Payable, Related Parties Less unamortized discount	20,068	19,050
Total Current Liabilities	5,731,858	7,458,187
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount		0
Total Long Term Liabilities
Total Liabilities	5,731,858	7,458,187

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 4,800,000,000 authorized and 1,605,000,246 issued and outstanding as of September 30, 2020 and 4,800,000,000 authorized and 2,260,025,066 shares issued and outstanding December 31,2020.	226,000	160,498
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of December 31, 2020 and September 30,2020 respectively
Series A Preferred 300,000,000 authorized,381,768,689 and 414,147,858 outstanding as of September 30,2020 and December 31, 2020 respectively	41,415	38,177
Series AA Preferred $0.0001 par value 600,000 authorized and 50, 000 and 50,000 outstanding as of December 31, 2020 and September 30,2020 respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and44,000,000 outstanding as of December 31,2020 and September 30, 2020 respectively	4,400	4,400
Additional Paid in capital	8,330,647	8,313,877
Contributed Capital	733,576	731,711
Retained Earnings (Deficit)	(14,917,300)	(16,583,666)
Total Stockholders' Equity (Deficit)	(5,581,256)	(7,334,998)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$150,602	$123,189

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS

(unaudited)

	Quarter ended December 31, 2020	Quarter ended December 31, 2019
REVENUES
Revenues, Related Party	$27,425	$27,425

COST AND EXPENSES
Research and Development	1,127	7,519
General and Administrative	44,778	104,358
Consulting and Professional Fees	0	35,286
Rent	0	15,000
Total Costs and Expenses	45,905	162,163
OPERATING INCOME (LOSS)	$(18,480)	$(134,738)

OTHER INCOME & (EXPENSES)
Interest Expense	(73,212)	(88,623)
Interest Expense attributable to
Amortization of Discount	(36,717)	(200,355)
Derivative Income (Expense)	1,794,776	3,506,496
TOTAL OTHER INCOME (EXPENSE)	1,684,847	3,217,518

NET INCOME (LOSS)	$1,666,367	$3,082,780
Less:Net (Income) Loss attributable to KCL, Therapeutics, Inc.
NET INCOME (LOSS) attributable to common shareholders	$1,385,417	$2,413,805

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.003
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,769,079,104	835,956,877

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

Condensed Consolidated Statement of Shareholder's Deficit

(unaudited)

Quarters Ended December 31 2019 and 2020

		Series A Preferred		Series AA Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Balance September 30, 2019	348,376,230	$34,838	50,000	5	600,001,406	$59,998	38,000,000	$3,800	$8,261,993	$(19,998,086)	$728,658	$—	$—	$(10,908,795)
10/29/2019	Shares issued for Debt					15,100,608	1,510			3,397					4,907
10/29/2019	Shares Issued for Interest					4,376,007	438			984					1,422
10/29/2019	Shares Issued for debt					20,834,497	2,083			7,917					10,000
10/29/2019	Shares Issued for Interest					3,418,941	342			1,299					1,641
11/5/2019	Shares Issued for Debt					25,002,163	2,500			6,500					9,000
11/5/2019	Shares Issued for Interest					4,217,031	422			1,096					1,518
11/5/2019	Shares issued for Debt					19,254,584	1,925			3,850					5,775
11/5/2019	Shares Issued for Interest					8,745,416	875			1,750					2,625
11/5/2019	Shares issued for Debt					30,555,555	3,056			7,944					11,000
11/15/2019	Shares Issued for Services							6,000,000	600						600
11/27/2019	Shares issued for Interest					30,946,444	3,095			(310)					2,785
11/27/2019	Shares issued for Fees					5,555,556	556			(56)					500
11/27/2019	Shares issued for Debt					36,500,000	3,650			2,920					6,570
11/27/2019	Shares Issued for Debt					31,251,177	3,125			3,625					6,750
11/27/2019	Shares issued for Interest					4,393,684	439			510					949
12/3/2019	Shares Issued for Debt					30,558,094	3,056			2,444					5,500
12/3/2019	Shares issued for Interest					5,556,017	556			444					1,000
12/4/2019	Shares Issued for Debt					31,234,276	3,123			2,967					6,090
12/4/2019	Shares issued for Interest					5,308,288	531			504					1,035
12/5/2019	Shares Issued for Debt					41,922,222	4,192			3,354					7,546
12/6/2019	Shares Issued for Debt					10,064,761	1,006			(99)					907
12/6/2019	Shares issued for Interest					26,310,416	2,631			(260)					2,371
12/6/2019	Shares issued for Fees					5,548,380	555			(55)					500
12/10/2019	Shares Issued for Debt					49,729,272	4,973			905					5,878
12/13/2019	Shares Issued for Debt					37,777,157	3,778			(1,512)					2,266
12/13/2019	Shares issued for Interest					6,101,694	610			(244)					366
12/13/2019	Shares issued for Fees					8,335,648	834			(334)					500
12/13/2019	Shares Issued for Debt					52,200,000	5,220			(2,088)					3,132
12/16/2019	Shares Issued for Debt					42,081,411	4,208			1,262					5,470
12/16/2019	Shares issued for Interest					7,677,742	768			230					998
12/19/2019	Shares Issued for Debt					41,433,258	4,143			3,314					7,457
12/19/2019	Shares issued for Interest					566,742	57			45					102
12/20/2019	Shares Issued for Debt					50,462,834	5,046			(1,766)					3,280
12/20/2019	Shares issued for Interest					9,477,166	948			(332)					616
12/20/2019	Dhares issued for Debt					59,900,000	5,990			(2,396)					3,594
12/23/2019	Shares issued for Debt					31,421,505	3,142			(2,200)					942
12/23/2019	Shares issued for Interest					11,808,081	1,181			(827)					354
12/23/2019	Shares issued for Fees					16,678,081	1,668			(1,168)					500
	Capital contribution quarter ended 12/31/2019											133			133
	Net Income Quarter Ended 12/31/2019										3,082,768				3,083,375
	Balance December 31, 2019	348,376,230	$34,838	50,000	5	1,422,306,114	$142,228	44,000,000	$4,400	$8,305,608.88	$(16,915,318)	$728,791			$(7,699,447)
	Balance September 30,2020	381,768,689	$38,177	50,000	5	1,605,000,246	$160,498	44,000,000	$4,400	$8,313,876	$(16,583,666)	$731,711			$(7,334,998)
10/28/2020	Shares issued for Debt					57,726,183	5,773			(2,021)					3,752
10/28/2020	Shares Issued For Interest					22,339,663	2,234			(782)					1,452
11/6/2020	Shares issued for Debt					60,007,919	6,001			(2,101)					3,900
11/6/2020	Shares Issued For Interest					23,926,234	2,393			(838)					1,555
12/11/2020	Shares issued for Debt					60,834,498	6,083			1,217					7,300
12/11/2020	Shares Issued For Interest					26,185,501	2,619			523					3,142
12/16/2020	Shares issued for Debt					3,300,000	330			99					429
12/16/2020	Shares Issued For Interest					1,819,077	182			54					236
12/16/2020	Shares issued for Fees					1,228,077	123			36					159
12/16/2020	Shares issued for Debt					62,003,571	6,200			(2,170)					4,030
12/16/2020	Shares Issued For Interest					26,155,352	2,616			(916)					1,700
12/17/2020	Shares issued for Debt					68,333,539	6,833			1,367					8,200
12/17/2020	Shares Issued For Interest					14,883,378	1,488			212					1,700
12/17/2020	Shares issued for Debt	20,000,437	2,000							11,000					13,000
12/17/2020	Shares Issued For Interest	12,378,732	1,238							6,808					8,046
12/23/2020	Shares issued for Debt					88,888,889	8,889			7,111					16,000
12/23/2020	Shares Issued For Interest					19,555,555	1,956			1,294					3,250
12/31/2020	Shares issued for Debt					82,004,603	8,200			(2,870)					5,330
12/31/2020	Shares Issued For Interest					35,832,781	3,583			(1,254)					2,329
	Additions to Contributed Capital Quarter ended 12/31/2020											1,865			1,865
	Net Loss Quarter Ended December 31,2020										1,666,367				1,666,367
	Balance December 31, 2020	414,147,858	$41,415	50,000	5	2,260,025,066	$226,001	44,000,000	$4,400	$8,330,646	$(14,917,299)	$733,576			$(5,581,256)

The accompanying Notes are an integral part of these Financial Statements

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended December 31	Quarter Ended December 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$1,666,367	$3,082,768
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants		600
Common Stock issued for Expenses	159	2,000
Increase (Decrease) in Interest expense attributable to
amortization of Discount	36,717	200,355
Increase (Decrease) in Accounts Payable	3,369	7,156
(Increase) Decrease in Accounts Receivable	(27,425)	48,476
Increase (Decrease) in accrued Expenses	113,712	189298
(Increase) Decrease in Prepaid Expenses	12	12
Increase(Decrease) in Contributed Capital	1,865	133
Increase in Derivative Expense	(1,794,776)	-3506496
Net Cash Provided by (Used in) Operating Activities	$0	$24,302

Cash Flows from Investment Activities

Increase(Decrease) in Sale of Investment Securities	0	0
Net Cash Provided By Investment Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable	0	(31,800)
Net Cash Provided by (Used in) Financing Activities	0	(31,800)

Net Increase (Decrease) in Cash	$—	$(7,498)

Cash at Beginning of Period	$—	$7,855
Cash at End of Period	$—	$357

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$48,941	$106,064
Preferred Shares Issued for Debt	$13,000
Cash Paid for Interest	$—
Common shares Issued for Interest	$15,721	$17,782
Preferred Shares issued for Interest	$8,046

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of December 31, 2020

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of December 31, 2020 utilized the following inputs:

Risk Free Interest Rate	1.75%
Expected Term	.34– -1.87 Yrs
Expected Volatility	743%	%
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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2020 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended December 31 2020 and December 31, 2019.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $14,917,300 during the period from April 24, 2012 (inception) through December 31, 2020. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE, RELATED PARTY

As of December 31, 2020
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

On January 10, 2020 BST Partners, an entity controlled by the Company’s CEO loaned $2,500 to the Company. The loan bears simple interest at 10% and is due and payable January 10, 2021

On January 16, 2020 BST Partners, an entity controlled by the Company’s CEO loaned $1,400 to the Company. The loan bears simple interest at 10% and is due and payable January 16, 2021

During the year ended September 30, 2020 David Koos served as the Company’s Chairman and CEO until January 22, 2020. On March 23, 2021 David R. Koos was appointed Chairman and Sole Director of Regen Biopharma, Inc. On March 23, 2021 David R. Koos was appointed Chief Executive Officer, President, Secretary and Treasurer of Regen Biopharma, Inc. On March 23, 2021 David R. Koos was appointed Chairman and Sole Director of KCL Therapeutics, Inc. On March 23, 2021 David R. Koos was appointed Chief Executive Officer, President, Secretary and Treasurer of KCL Therapeutics, Inc.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of December 31, 2019 the unamortized discount on the convertible note outstanding is $0. As of December 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0. As of December 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $ 0 As of December 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0. As of December 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2020 $40,000 of the principal amount of the Note remains outstanding.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31 , 2020 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $30,000 was recognized by the Company as of December 31, 2020.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $10,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $20,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $20,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $10,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $10,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $$80,000was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $40,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31,, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $20,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $60,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $60,000 of the principal amount of the Note remains outstanding.

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

 The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $24,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of December 31 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $10,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of  December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $20,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $40,000 was recognized by the Company as of December 31,2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $20,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of December 31, 2020, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $66,667 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $16,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $40,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $10,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31 , 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $10,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31 , 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $14,000 was recognized by the Company as of  December 31, 2020. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $383.

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

As of December 31, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $40,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $1,551.

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

As of December 31, 2020 $31,893 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $12,102 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $20,000 was recognized by the Company as of  December 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $136.

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

As of December 31, 2020 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $10,000 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of December 31, 2020 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $40,000 was recognized by the Company as of December 31, 2020. The issuance of the Notes amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Notes. As of December 31, 2020 the unamortized discount on the convertible notes outstanding is $6,843.

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

As of December 31, 2020 $65149 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $27,145 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $114,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $4,600 was recognized by the Company as of December 31, 2020. The issuance of the Notes amounted in a discount of $11,500 which is amortized under the Interest Method over the life of the Notes. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $1,431.

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

The issuance of the Note amounted in a beneficial conversion feature of $350,000 which is amortized under the Interest Method over the life of the Note. As of December 31 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $23,260 of the Note remains outstanding which includes an additional $6,712 of principal indebtedness resulting from a penalty due to a default of the Terms and Conditions of the Note . During the year ended September 30, 2019 the Company determined that it was in default of the Terms and Conditions of the Note . In the event of a Default, the Holder shall be entitled to use the lowest Bid Price during the delinquency period as a base price for conversion and the Company shall be charged the default interest rate of 24%.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $11,928 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $63,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $19,000 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $7,307 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $19,607 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $8,169 was recognized by the Company as of December 31, 2020 The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $19,018 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $7,924 was recognized by the Company as of December 31, 2020. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $55,555 was recognized by the Company as of December 31, 2020.

The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $ 0.

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

As of December 31, 2020 $20,331 of principal indebtedness owed on the Note remains outstanding.

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

T he Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $7,819 was recognized by the Company as of December 31, 2020.

The issuance of the Note amounted in a discount of $20,331 which is amortized under the Interest Method over the life of the Note. As of December 31,2020 2020 the unamortized discount on the convertible note outstanding is $ 0.

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

As of December 31, 2020 $14,819 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $6,174 was recognized by the Company as of December 31, 2020.

The issuance of the Note amounted in a discount of $14,819 which is amortized under the Interest Method over the life of the Note. As of December 31, 2020 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2020 $11,500 of the principal amount of the Note remains outstanding.

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

As of December 31, 2020, $10,000 of the principal amount of the Note remains outstanding.

As of December 31, 2020 the Company is indebted to David R. Koos the Compoany’s sole officer and director in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

As of December 31, 2020 the Company is indebted to BST Partners, an entity controlled by the Company’s Chairman and CEO, in the amount of $61,900.

NOTE 7. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of December 31, 2020 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics ( See Note 6).

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

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2020:

Common stock, $ 0.0001 par value; 4, 800,000,000 shares authorized: 2,260,025,066  shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of December 31, 2020, 300,000,000 is designated Series A Preferred Stock of which 414147858 shares are outstanding as of December 31, 2020 and 300,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of December 31, 2020.

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

NOTE 10. INVESTMENT SECURITIES

On June 11, 2018 Regen Biopharma, Inc. was paid a property dividend consisting of 470,588 of the common shares of Zander Therapeutics, Inc.

On November 29, 2018 the Company accepted 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of prepaid rent and accrued interest owed to the Company collectively amounting to $13,124.

On December 31, 2020 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	74,298
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	20,274
Investment Securities	593,357
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	500,000
Accrued Expenses Related Parties	89,529
Accrued Expenses	203,037
Enterprise Value	2,826,507
Less: Total Debt	(2,061,607)
Portion of Enterprise Value Attributable to Shareholders	764,900
Fair Value Per Share	$0.0167

The abovementioned constitute the Company’s sole investment securities as of December 31, 2020

As of December 31, 2020:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the Quarter ended December 31, 2020
$5,741	$7,858	$2,118	$0

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the Quarter ended December 31, 2020
$13,124	$12,109	$(1,104)	$0

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

On December 16, 2020 the Company issued 6,437,153 common shares in satisfaction of $429 of convertible indebtedness and $236 of accrued interest on convertible indebtedness.

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

Issuance of Series A Preferred Shares:

On December 17, 2020 the Company issued 32,379,169 shares of Series A Preferred stock in satisfaction of $13,000 of convertible indebtedness and $8,046 of accrued interest on convertible indebtedness.

NOTE 12. SUBSEQUENT EVENTS

Issuance of Shares

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

As of September 30, 2020 we had Accounts Receivable, Related Party of $103,192 and as of December 31, 2020 we had Accounts Receivable, Related Party of $ 130,607.

The increase in Accounts Receivable, Related Party of approximately 26.5% is primarily attributable to the recognition by the Company during the three months ended September 30, 2020 of an aggregate of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc .

As of September 30, 2020 we had Accrued Interest Payable of $830,061 and as of December 31, 2020 we had Accrued Interest Payable of $879,507.

The increase in Accrued Interest Payable of approximately 5.9% is attributable to additional interest accrued but unpaid on Notes and Convertible Notes issued by the Company during the three months ended December 31, 2020 offset by conversion of $23,766 of interest accrued but unpaid due to holders of Convertible Notes Payable into equity securities of the Company.

As of September 30, 2020 we recognized a Derivative Liability of $2,634,215 on Convertible Notes Payable with an aggregate face value of $2,089,377 outstanding as of September 30, 2020 and as of December 31, 2021 we recognized a Derivative Liability of $832,726 on Convertible Notes Payable with an aggregate face value of $2,034,148

The decrease in Derivative Liability of 68% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,034,148 outstanding as of December 31, 2020.

Material Changes in Results of Operations

Revenues from continuing operations were $27,425 for the quarter ended December 31, 2020 and $27,425 for the same period ended 2019. $27,425 of revenue recognized during the quarters ended December 31, 2020 and December 31, 2019 consisted of $24,931 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized pursuant to the same license.

Net Income was $1,666,367 for the quarter ended December 31, 2020 and $ 3,082,780 for the same period ended 2019. Operating Loss was $18,480 for the quarter ended December 31, 2020 whereas Operating Loss was $134,783 for the same quarter ended 2019. Factors contributing to the Company recognizing a lower operating loss in the period ended 2020 when compared to the quarter ended 2019 include greater Research and Development expenses General and Administrative expenses and Consulting Expenses incurred by the Company during the quarter ended 2020 as compared the quarter ended 2019.

The decrease in Net Income of approximately 45% is primarily attributable to higher derivative income recognized during the quarter ended 2019.

As of December 31, 2020 we had $0 in cash on hand and current liabilities of $5,731,858 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable ( Net of Unamortized Discount), Derivative Liability Recognized, bank overdraft and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of December 31, 2020 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October 1, 2020 and ending on December 31, 2020, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On December 13, 2019 a complaint was filed in the Superior Court of California, County of San Diego  against  Regen Biopharma, Inc. (“Company”) ,  the Company’s Chairman, Zander Therapeutics Inc (“Zander”), and Does 1-50 by ChemDiv, Inc. (“Plaintiff”) alleging  Breach of Contract, Unfair Business Practices under the California Business and Professions Code, and  Bad Faith Denial of a Contract ( alleged solely against the Company  and DOE defendants) stemming from contract research work performed by the Plaintiff for the Company and contract research performed by the Plaintiff for Zander. The Plaintiff is also seeking a declaration from the court that the Plaintiff retains full and complete ownership, title, use, and all rights without any limits to the work, tangible property, intellectual property, and any other product or by-product of the work performed by Plaintiff for the Company and Zander. The action arises from approximately $1.2 million dollars of unpaid invoices (“Unpaid Invoices”) due and payable to the Plaintiff. The Company asserts that no portion of the Unpaid Invoices is due and payable by the Company.

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

Issuance of Common Shares:

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

On December 17, 2020 the Company issued 32,379,169 shares of Series A Preferred stock in satisfaction of $13,000 of convertible indebtedness and $8,046 of accrued interest on convertible indebtedness.

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

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	August 13, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	August 13, 2021

