Form 10-Q
period 2021-06-30
Regen BioPharma Inc
filed 2021-08-27
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2021

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

 Emerging Growth Company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2021 Regen Biopharma, Inc. had 3,780,195,788 common shares outstanding.

As of June 30, 2021 Regen Biopharma, Inc. had 414, 147,858 shares of Series A Preferred Stock outstanding.

As of June 30, 2021 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of June 30,2021 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of June 30,2021 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2021	September 30, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$188,179	$—
Accounts Receivable, Related Party	185,466	103,192
Note Receivable, Related Party	5,396	0
Accrued Interest Receivable	96	0
Prepaid Expenses	0	28
Total Current Assets	379,137	103,220

OTHER ASSETS
Investment Securities	1,034,550	0
Investment Securities, Related Party	19,969	19,969
Total Other Assets	1,054,519	19,969
TOTAL ASSETS	$1,433,656	$123,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	100,223	110,486
Notes Payable	14,227	62,127
Accrued payroll taxes	4,241	4,241
Accrued Interest	960,453	830,061
Accrued Rent	23,548	23,548
Accrued Payroll	1,266,679	1,189,319
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Derivative Liability	7,173,677	2,634,215
Convertible Notes Payable Less unamortized discount	2,342,575	2,522,716
Convertible Notes Payable, Related Parties Less unamortized discount	21,500	19,050
Total Current Liabilities	11,969,547	7,458,187
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount	—	0
Total Long Term Liabilities
Total Liabilities	11,969,547	7,458,187

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($0.0001 par value) 500,000,000 shares authorized; 4,800,000,000 authorized and 1,605,000,246 issued and outstanding as of September 30, 2020 and 4,800,000,000 authorized and 3,780,195,788 shares issued and outstanding June 30,2021.	378,018	160,498
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of June 30,2021 and September 30,2020 respectively	—	—
Series A Preferred 300,000,000 authorized, 381,768,689 and 414,147,858 outstanding as of September 30,2020 and June 30, 2021 respectively	41,415	38,177
Series AA Preferred $0.0001 par value 600,000 authorized and 50,000 and 50,000 outstanding as of June 30,2021 and September 30,2020 respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and 44,000,000 outstanding as of June 30,2021 and September 30, 2020 respectively	4,400	4,400
Series NC Preferred $0.0001 par value 20,000 and 0 authorized and 10,000 and 0 outstanding as of June 30, 2021 a and September 30,2020 respectively	1	0
Additional Paid in capital	8,392,382	8,313,877
Contributed Capital	736,326	731,711
Retained Earnings (Deficit)	(20,088,438)	(16,583,666)
Total Stockholders' Equity (Deficit)	(10,535,891)	(7,334,998)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,433,656	$123,189

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS

(unaudited)

	Quarter ended June 30, 2021	Quarter ended June 30, 2020	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
REVENUES
Revenues	$1,905,000	$—	$1,905,000	$—
Revenues, Related Party	27,425	27,425	82,274	82,274
TOTAL REVENUES	1,932,425	27,425	1,987,274	82,274

COST AND EXPENSES
Research and Development	14,254	12	15,893	10,354
General and Administrative	24,157	43,749	108,821	205,994
Consulting and Professional Fees	50,711	0	50,711	37,786
Rent	10,000	0	10,000	18,548
Total Costs and Expenses	99,122	43,761	185,425	272,682

OPERATING INCOME (LOSS)	$1,833,303	$(16,336)	$1,801,849	$(190,408)

OTHER INCOME & (EXPENSES)
Interest Income	96	0	96
Interest Expense	(59,569)	(81,343)	(198,029)	(252,000)

Interest Expense attributable to Amortization of Discount	(414)	(137,603)	(47,063)	(526,422)
Gain( Loss) on sale of Investment Securities	(206,900)	0	(206,900)
Unrealized Gain ( Loss) on sale of Investment Securities	(308,550)	0	(308,550)
Derivative Income (Expense)	(6,871,286)	3,441,227	(4,546,175)	3,180,398
TOTAL OTHER INCOME (EXPENSE)	(7,446,624)	3,222,281	(5,306,621)	2,401,976

NET INCOME (LOSS)	$(5,613,321)	$3,205,945	$(3,504,772)	$2,211,567
Less:Net (Income) Loss attributable to KCL, Therapeutics, Inc.
NET INCOME (LOSS) attributable to common shareholders	$(5,613,321)	$2,564,755	$(3,504,772)	$1,769,254

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.0016)	$0.0016		$0.00130

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,573,338,986	1,605,000,246	2,608,298,343	1,359,014,732

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

Condensed Consolidated Statement of Shareholder's Deficit

(unaudited)

Nine Months  Ended June 2020 and 2021

		Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Balance September 30, 2019	348,376,230	$34,838	50,000	5	—	—	600,001,406	$59,998	38,000,000	$3,800	$8,261,993	$(19,998,086)	$728,658	$—	$-	$(10,908,795)
10/29/2019	Shares issued for Debt							15,100,608	1,510			3,397					4,907
10/29/2019	Shares issued for Interest							4,376,007	438			984					1,422
10/29/2019	Shares issued for debt							20,834,497	2,083			7,917					10,000
10/29/2019	Shares Issued for Interest							3,418,941	342			1,299					1,641
11/5/2019	Shares issued for Debt							25,002,163	2,500			6,500					9,000
11/5/2019	Shares Issued for Interest							4,217,031	422			1,096					1,518
11/5/2019	Shares issued for Debt							19,254,584	1,925			3,850					5,775
11/5/2019	Shares Issued for Interest							8,745,416	875			1,750					2,625
11/5/2019	Shares issued for Debt							30,555,555	3,056			7,944					11,000
11/15/2019	Shares issued for Services									6,000,000	600						600
11/27/2019	Shares issued for Interest							30,946,444	3,095			(310)					2,785
11/27/2019	Shares issued for Fees							5,555,556	556			(56)					500
11/27/2019	Shares issued for Debt							36,500,000	3,650			2,920					6,570
11/27/2019	Shares Issued for Debt							31,251,177	3,125			3,625					6,750
11/27/2019	Shares issued for Interest							4,393,684	439			510					949
12/3/2019	Shares Issued for Debt							30,558,094	3,056			2,444					5,500
12/3/2019	Shares issued for Interest							5,556,017	556			444					1,000
12/4/2019	Shares Issued for Debt							31,234,276	3,123			2,967					6,090
12/4/2019	Shares issued for Interest							5,308,288	531			504					1,035
12/5/2019	Shares Issued for Debt							41,922,222	4,192			3,354					7,546
12/6/2019	Shares Issued for Debt							10,064,761	1,006			(99)					907
12/6/2019	Shares issued for Interest							26,310,416	2,631			(260)					2,371
12/6/2019	Shares issued for Fees							5,548,380	555			(55)					500
12/10/2019	Shares Issued for Debt							49,729,272	4,973			905					5,878
12/13/2019	Shares Issued for Debt							37,777,157	3,778			(1,512)					2,266
12/13/2019	Shares issued for Interest							6,101,694	610			(244)					366
12/13/2019	Shares issued for Fees							8,335,648	834			(334)					500
12/13/2019	Shares Issued for Debt							52,200,000	5,220			(2,088)					3,132
12/16/2019	Shares Issued for Debt							42,081,411	4,208			1,262					5,470
12/16/2019	Shares issued for Interest							7,677,742	768			230					998
12/19/2019	Shares Issued for Debt							41,433,258	4,143			3,314					7,457
12/19/2019	Shares issued for Interest							566,742	57			45					102
12/20/2019	Shares Issued for Debt							50,462,834	5,046			(1,766)					3,280
12/20/2019	Shares issued for Interest							9,477,166	948			(332)					616
12/20/2019	Shares issued for Debt							59,900,000	5,990			(2,396)					3,594
12/23/2019	Shares issued for Debt							31,421,505	3,142			(2,200)					942
12/23/2019	Shares issued for Interest							11,808,081	1,181			(827)					354
12/23/2019	Shares issued for Fees							16,678,081	1,668			(1,168)					500
	Capital contribution quarter ended 12/31/2019													133			133
	Net Income Quarter Ended 12/31/2019		—		—		—		—		—	—	3,082,768	—	—	—	3,083,375
	Balance December 31, 2019	348,376,230	$34,838	50,000	5	—	—	1,422,306,114	$142,228	44,000,000	$4,400	$8,305,609	$(16,915,318)	$728,791	—	—	$(7,699,447)
1/2/2020	Shares issued for Debt							69,685,185	6,969			(3,206)					3,763
1/2/2020	Shares issued for Debt							36,826,333	3,683			(2,578)					1,105
1/2/2020	Shares issued for Interest							17,480,000	1,748			(1,224)					524
1/2/2020	Shares issued for Fees							16,666,667	1,667			(1,167)					500
1/23/2020	Shares issued for Debt							6,739,096	674			(472)					202
1/23/2020	Shares issued for Interest							18,615,919	1,862			(1,304)					558
1/23/2020	Shares issued for Fees							16,680,931	1,668			(1,168)					500
	Net Loss Quarter Ended March 31,2020		—		—	—	—		—		—		(4,077,145)	—	—	—	(4,077,145)
	Balance March 31, 2020	348,376,230	$34,838	50,000	5	—	—	1,605,000,246	$160,498	44,000,000	$4,400	$8,294,491	$(20,992,464)	$728,791	—	—	$(11,769,440)
5/12/2020	Preferred Shares issued for Debt	3550977	355									2,645					3,000
5/12/2020	Preferred Shares issued for Interest	1687898	169									1,257					1,426
	Net Income ( Loss) Quarter Ended June 30, 2020				—		—		—		—	—	3,205,944	—	—	—	3,205,944
	Balance June 30, 2020	353,615,105	$35,362	50,000	5	—	—	1,605,000,246	$160,498	44,000,000	$4,400	$8,298,393	$(17,786,519)	$728,791	—	—	$(8,559,070)
	Balance September 30,2020	381,768,689	$38,177	50,000	5	—	—	1,605,000,246	$160,498	44,000,000	$4,400	$8,313,876	$(16,583,666)	$731,711	—	—	$(7,334,998)
10/28/2020	Shares issued for Debt							57,726,183	5,773			(2,021)					3,752
10/28/2020	Shares Issued For Interest							22,339,663	2,234			(782)					1,452
11/6/2020	Shares issued for Debt							60,007,919	6,001			(2,101)					3,900
11/6/2020	Shares Issued For Interest							23,926,234	2,393			(838)					1,555
12/11/2020	Shares issued for Debt							60,834,498	6,083			1,217					7,300
12/11/2020	Shares Issued For Interest							26,185,501	2,619			523					3,142
12/16/2020	Shares issued for Debt							3,300,000	330			99					429
12/16/2020	Shares Issued For Interest							1,819,077	182			54					236
12/16/2020	Shares issued for Fees							1,228,077	123			36					159
12/16/2020	Shares issued for Debt							62,003,571	6,200			(2,170)					4,030
12/16/2020	Shares Issued For Interest							26,155,352	2,616			(916)					1,700
12/17/2020	Shares issued for Debt							68,333,539	6,833			1,367					8,200
12/17/2020	Shares Issued For Interest							14,883,378	1,488			212					1,700
12/17/2020	Shares issued for Debt	20,000,437	2,000									11,000					13,000
12/17/2020	Shares Issued For Interest	12,378,732	1,238									6,808					8,046
12/23/2020	Shares issued for Debt							88,888,889	8,889			7,111					16,000
12/23/2020	Shares Issued For Interest							19,555,555	1,956			1,294					3,250
12/31/2020	Shares issued for Debt							82,004,603	8,200			(2,870)					5,330
12/31/2020	Shares Issued For Interest							35,832,781	3,583			(1,254)					2,329
	Additions to Contributed Capital Quarter ended 12/31/2020													1,865			1,865
	Net Loss Quarter Ended December 31,2020		—		—		—		—		—	—	1,666,367	—	—	—	1,666,367
	Balance December 31, 2020	414,147,858	$41,415	50,000	5	—		2,260,025,066	$226,001	44,000,000	$4,400	$8,330,646	$(14,917,299)	$733,576	—	—	$(5,581,256)
1/28/2021	shares issued for debt							85,900,000	8,590			(3,436)					5,154
2/23/2021	shares issued for interest							88,000,000	8,800			(4,400)					4,400
2/24/2021	shares issued for debt							71,430,421	7,143			22,857					30,000
2/24/2021	shares issued for interest							11,328,865	1,133			3,625					4,758
3/2/2021	shares issued for debt							80,928,505	8,093			(2,833)					5,260
3/2/2021	shares issued for interest							38,341,033	3,834			(1,342)					2,492
3/9/2021	shares issued for debt							67,175,355	6,718			(3,361)					3,357
3/9/2021	shares issued for interest							8,824,645	882			(441)					441
3/12/2021	shares issued for debt							16,666,667	1,667			(667)					1,000
3/12/2021	shares issued for interest							95,833,333	9,583			(3,833)					5,750
3/18/2021	shares issued for debt							68,319,520	6,832			(3,417)					3,415
3/18/2021	shares issued for interest							1,680,480	168			(84)					84
3/31/2021	shares issued for debt							38,519,260	3,852			(1,927)					1,925
3/31/2021	shares issued for interest							1,480,740	148			(74)					74
	Additions to Contributed Capital Quarter ended 3/31/2021													250			250
	Net Income for the Quarter Ended March 31,2021		—		—		—		—		—	—	442,183	—	—	—	442,183
	Balance March 31, 2021	414,147,858	$41,415	50,000	5	0	0	2,934,453,890	$293,444	44,000,000	$4,400	$8,331,313	$(14,475,117)	$733,826	—	—	$(5,070,713)
4/12/2021	Shares issued for Debt							84,214,968	8,421			(5,310)					3,111
4/12/2021	Shares issued for interest							785,032	79			(30)					49
4/13/2021	Preferred Shares issued for Services					10000	1										1
4/13/2021	Shares issued for Debt							26,389,990	2,639			16,361					19,000
4/13/2021	Shares issued for interest							6,578,052	658			4,078					4,736
4/13/2021	Shares issued for Debt							58,502,448	5,850			(2,340)					3,510
4/13/2021	Shares issued for interest							25,134,385	2,513			(1,005)					1,508
4/15/2021`	Shares issued for Debt							97,542,355	9,754			(3,414)					6,340
4/15/2021`	Shares issued for interest							48,909,645	4,891			(1,712)					3,179
4/15/2021`	Shares issued for Debt							38,145,154	3,815			(1,527)					2,288
4/15/2021`	Shares issued for interest							11,336,846	1,134			(454)					680
4/15/2021`	Shares issued for Debt							89,950,579	8,995			(4,757)					4,238
4/15/2021`	Shares issued for interest							360,821	36			(19)					17
4/16/2021`	Shares issued for Debt							60,257,055	6,026			40,974					47,000
4/16/2021`	Shares issued for interest							10,498,830	1,050			7,139					8,189
4/21/2021	Shares issued for Debt							126,423,649	12,642			(4,987)					7,655
4/21/2021	Shares issued for interest							37,390,351	3,739			(1,475)					2,264
4/28/2021	Shares issued for Debt							24,445,152	2,445			19,555					22,000
4/28/2021	Shares issued for interest							4,339,015	434			3,471					3,905
5/3/2021	Shares issued for Debt							21,792,903	2,179			(763)					1,416
5/3/2021	Shares issued for interest							11,219,652	1,122			(393)					729
5/5/2021	Shares issued for Debt							18,271,120	1,827			(640)					1,187
5/5/2021	Shares issued for interest							9,481,896	948			(332)					616
5/18/2021	Shares issued for Debt							33,772,000	3,377			(1,351)					2,026
	Contributed Capital Quarter Ended June 30, 2021													2,500			2,500
	Net Loss for the Quarter Ended June 30,2021	—	—		—		—		—		—	—	(5,613,321)		—	—	(5,613,321)
	Balance June 30, 2021	414,147,858	$41,415	50,000	$5	10,000	$1	3,780,195,788	$378,018	44,000,000	$4,400	$8,392,382	$(20,088,438)	$736,326	—	—	$(10,535,891)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months ended June 30	Nine Months ended June 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(3,504,772)	$2,211,567
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants		600
Common Stock issued for Expenses	159	3,000
Preferred Stock issued as compensation	1

Increase (Decrease) in Interest expense attributable to amortization of Discount	47,063	526,422
Increase (Decrease) in Accounts Payable	(10,263)	15,431
(Increase) Decrease in Accounts Receivable	(82,273)	(6,373)
Increase (Decrease) in accrued Expenses	275,388	447373
(Increase) Decrease in Prepaid Expenses	28	36
Increase(Decrease) in Contributed Capital	4,615	133
Increase in Derivative Expense	4,546,174	-3180398
Increase ( Decrease) in Bank Overdraft		854
(Increase( Decrease in Notes Receivable	(5,396)
(Increase( Decrease in Accrued Interest Receivable	(96)
Securities accepted as compensation	(1,850,000)
Increase (Decrease) in Loss on Sale of Investment Securities	206,900
Unrealized Loss(Gain) on Investment Securities	308,550
Net Cash Provided by (Used in) Operating Activities	$(63,921)	$18,645

Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities	300000
Net Cash Provided By Investment Activities	300,000

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable	(47,900)	(26,500)
Net Cash Provided by (Used in) Financing Activities	(47,900)	(26,500)

Net Increase (Decrease) in Cash	$188,179	$(7,855)

Cash at Beginning of Period	$—	$7,855

Cash at End of Period	$188,179	$—

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$218,723	$111,133
Preferred Shares Issued for Debt	$13,000	$3,000
Cash Paid for Interest	$—	$—
Common shares Issued for Interest	$59,592	$18,864
Preferred Shares issued for Interest	$8,046	1426

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2021

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of June 30, 2021 utilized the following inputs:

Risk Free Interest Rate	1.49%
Expected Term	.(0.16) – -2.57 Yrs
Expected Volatility	742%	%
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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2021 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended June 30 2020 and 2021.

K. NOTES RECEIVABLE

Notes receivable are stated at cost, less impairment, if any.

As of June 30,2021 the Company has the following Notes Receivable

Zander Therapeutics, Inc.	$5,396

$5,396 owed to the Company by Zander Therapeutics, Inc. bears simple interest at 10% and is due upon the demand of the Company.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $20,088,438 during the period from April 24, 2012 (inception) through June 30, 2021. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE, RELATED PARTY

As of June 30, 2021
David Koos	$227
BST Partners	14,000
Total:	$14,227

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

On October 24, 2019 BST Partners, an entity controlled by the Company’s CEO loaned $5,700 to the Company. The loan bears simple interest at 10% and is due and payable October 24, 2020.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $ 0. As of June 30,2021 $100,000 of the principal amount of the Note remains outstanding.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0. As of June 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $ 0. As of June 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $ 0. As of June 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0. As of June 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $ 0 As of June 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0. As of June 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $ 0. As of June 30,2021 $40,000 of the principal amount of the Note remains outstanding.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30 , 2021 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $300,000 was recognized by the Company as of June 30,2021.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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
17

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $ 800,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

 The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $600,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $60,000 of the principal amount of the Note remains outstanding.

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

 The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $240,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of June 30 2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of  June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30,2021, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $160,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $35,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $140,000 was recognized by the Company as of  June 30,2021. The issuance of the Note amounted in a discount of $35,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $31,464 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $60,508 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of  June 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $100,000 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of June 30,2021 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of June 30,2021. The issuance of the Notes amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Notes. As of June 30,2021 the unamortized discount on the convertible notes outstanding is $0.

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

As of June 30, 2021 $65,149 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $135,727 was recognized by the Company as of June 30, 2021. The issuance of the Note amounted in a discount of $114,000 which is amortized under the Interest Method over the life of the Note. As of June 30, 2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $46,000 was recognized by the Company as of June 30,2021. The issuance of the Notes amounted in a discount of $11,500 which is amortized under the Interest Method over the life of the Notes. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30, 2021, 10,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2021 $9,057 of the Note remains outstanding which includes an additional $6,712 of principal indebtedness resulting from a penalty due to a default of the Terms and Conditions of the Note . During the year ended September 30, 2019 the Company determined that it was in default of the Terms and Conditions of the Note . In the event of a Default, the Holder shall be entitled to use the lowest Bid Price during the delinquency period as a base price for conversion and the Company shall be charged the default interest rate of 24%.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $17,417 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $63,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $2,972 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $82,555 was recognized by the Company as of June 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $1,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $27,773 was recognized by the Company as of June 30,2021.

The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $ 0.

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

As of June 30,2021 $20,331 of principal indebtedness owed on the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $39,098was recognized by the Company as of June 30,2021.

The issuance of the Note amounted in a discount of $20,331 which is amortized under the Interest Method over the life of the Note. As of June 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of June 30,2021 $12,793 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $26,652 was recognized by the Company as of June 30,2021.

The issuance of the Note amounted in a discount of $14,819 which is amortized under the Interest Method over the life of the Note. As of March 31,2021 the unamortized discount on the convertible note outstanding is $0.

NOTE6. RELATED PARTY TRANSACTIONS

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

During the quarter ended June 30, 2021 Zander Therapeutics, Inc. issued a promissory note in the amount of $5,396 to the Company as consideration for expenses of Zander Therapeutics Inc., paid by the Company. The Note is payable on demand of the Holder and bears simple interest at 10% per annum.

As of March 31, 2021 the Company is indebted to David R. Koos the Compoany’s sole officer and director in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

As of March 31, 2021 the Company is indebted to BST Partners, an entity controlled by the Company’s Chairman and CEO, in the amount of $14,000.

During the quarter ended June 30, 2021 the Company paid $10,000 of rental expenses to the landlord of BST Partners as consideration to BST Partners for use of office space.

NOTE 7. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of June30, 2021 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics ( See Note 6).

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

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30,2021:

Common stock, $ 0.0001 par value; 4,800,000,000 shares authorized: 3,780,195,788  shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of June 30,2021, 300,000,000 is designated Series A Preferred Stock of which 414147858 shares are outstanding as of June 30,2021, 300,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of June 30,2021, and 20,000 is designated Series NC stock of which 10,000 shares are outstanding as of June 30, 2021. .

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

NOTE 10. INVESTMENT SECURITIES, RELATED PARTY

On June 11, 2018 Regen Biopharma, Inc. was paid a property dividend consisting of 470,588 of the common shares of Zander Therapeutics, Inc.

On November 29, 2018 the Company accepted 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of prepaid rent and accrued interest owed to the Company collectively amounting to $13,124.

On June 30,2021 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	74,298
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	20,274
Investment Securities	593,357
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	500,000
Accrued Expenses Related Parties	89,529
Accrued Expenses	203,037
Enterprise Value	2,826,507
Less: Total Debt	(2,061,607)
Portion of Enterprise Value Attributable to Shareholders	764,900
Fair Value Per Share	$0.0167

The abovementioned constitute the Company’s sole related party investment securities as of June 30, 2021

As of June 30, 2021:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the Quarter ended June 30, 2021
$5,741	$7,858	$2,118	$0

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the Quarter ended June 30, 2021
$13,124	$12,109	$(1,104)	$0

NOTE 11. INVESTMENT SECURITIES

During the quarter ended June 30, 2021 the Company was paid 50,000 common shares of Oncology Pharma, Inc. pursuant to an agreement entered into by and between KCL Therapeutics, Inc. ( a wholly owned subsidiary of the Company) and Oncology Pharma, Inc. whereby Oncology Pharma, Inc. was granted a license for the development and commercialization of certain intellectual property (“License IP”) for the treatment in humans of colon cancer for a term of fifteen years from April 7, 2021.

During the quarter ended June 30, 2021 13,700 of the aforementioned common shares were sold to an unrelated party for $300,000 cash.

As of June 30, 2021 36,300 common shares of Oncology Pharma, Inc. constitute the sole investment securities other than shares of Zander Therapeutics, Inc. held by the Company.

On June 30,2021 the Company revalued 36,300 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of June 30, 2021:

36,300 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) realized during the Quarter ended June 30,2021
$1,343,100	$1,034,550	$308,550	$308,550

NOTE 12. STOCK TRANSACTIONS

.Issuance of Shares

On April 12, 2021 the Company issued 85,000,000 common shares in satisfaction of $3111 of convertible indebtedness and $49 of accrued interest on convertible indebtedness.

On April 13, 2021 the Company issued 83,636,833 common shares in satisfaction of $3,510 of convertible indebtedness and $1508 of accrued interest on convertible indebtedness.

On April 13, 2021 the Company issued 10,000 Series NC Preferred shares to its Chief Executive Officer as consideration for services.

On April 13, 2021 the Company issued 32,968,042 common shares in satisfaction of $19,000 of convertible indebtedness and $4736 of accrued interest on convertible indebtedness.

On April 15, 2021 the Company issued 146,452,000 common shares in satisfaction of $6,340 of convertible indebtedness and $3,179 of accrued interest on convertible indebtedness.

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

On April 21, 2021 the Company issued 163,814,000 common shares in satisfaction of $7655 of convertible indebtedness and $2,264 of accrued interest on convertible indebtedness.

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

On May 18, 2021 the Company issued 33,772,000 common shares in satisfaction of $2,026 of convertible indebtedness.

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

As of September 30, 2020 we had Cash of $0 and as of June 30, 2021 we had Cash of $ 188,179.

The increase in Cash is primarily attributable to $55,000 of revenue received in cash pursuant to a license granted by the Company to Oncology Pharma, Inc. and $300,000 received by the Company from the sale of investment securities offset by expenses paid in the operation of the Company’s business, a loan made to an entity under common control, and the paying down of $47,900 of principal indebtedness owed by the Company to an entity under common control.

As of September 30, 2020 we had Accounts Receivable, Related Party of $103,192 and as of June 30, 2021 we had Accounts Receivable, Related Party of $ 185,466.

The increase in Accounts Receivable, Related Party of approximately79%% is primarily attributable to the recognition by the Company during the nine months ended June 30,2021 of an aggregate of $82,874 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc.

As of September 30, 2020 we had Notes Receivable, Related Party of $0 and as of June 30, 2021 we had Notes Receivable, Related Party of $ 5,396.

The increase in Notes Receivable is attributable to $5,396 loaned by the Company during the quarter ended June30, 2021 to Zander Therapeutics, Inc. an entity under common control.

$5,396 owed to the Company by Zander Therapeutics, Inc. bears simple interest at 10% and is due upon the demand of the Company.

As of September 30, 2020 we had Investment Securities ( Not Related Party) of 0 and as of June 30,2021 we had Investment Securities ( Not Related Party) of $1,034,550.

During the quarter ended June 30, 2021 the Company was paid 50,000 common shares of Oncology Pharma, Inc. pursuant to an agreement entered into by and between KCL Therapeutics, Inc. ( a wholly owned subsidiary of the Company) and Oncology Pharma, Inc. whereby Oncology Pharma, Inc. was granted a license for the development and commercialization of certain intellectual property (“License IP”) for the treatment in humans of colon cancer for a term of fifteen years from April 7, 2021.

During the quarter ended June 30, 2021 13,700 of the aforementioned common shares were sold to an unrelated party for $300,000 cash.

As of June 30, 2021 36,300 common shares of Oncology Pharma, Inc. constitute the sole investment securities other than shares of Zander Therapeutics, Inc. held by the Company.

On June 30,2021 the Company revalued 36,300 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of September 30, 2020 we had Accrued Interest Payable of $830,061 and as of June 30, 2021 we had Accrued Interest Payable of $960,453.

The increase in Accrued Interest Payable of approximately 15.7% is attributable to additional interest accrued but unpaid during the nine months ended June 30,2021 on Notes and Convertible Notes issued by the Company during offset by conversion of interest accrued but unpaid due to holders of Convertible Notes Payable into equity securities of the Company during the same period .

As of September 30,2020 we had Accounts Payable of $110,486 and as of June 30,2021 we had Accounts Payable of $100,223. The decrease in Accounts Payable of approximately 9% is primarily attributable to payment of $16,745 of payable due to the Company’s Transfer Agent offset by expenses incurred as a result of services provided by the Company’s Resident Agent as well as expenses related to services provided by a patent attorney.

As of September 30, 2020 we recognized a Derivative Liability of $2,634,215 on Convertible Notes Payable with an aggregate face value of $2,089,377 outstanding as of June 30, 2021 we recognized a Derivative Liability of $7,173,677 on Convertible Notes Payable with an aggregate face value of $1,904,037

The increase in Derivative Liability of 172% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $1,864,266 outstanding as of June 30, 2021.

As of September 30,2020 we had Accrued Payroll of $1,189,319 and as of June 30, 2021 we had Accrued Payroll of $1,266,679. The increase of approximately 6.5% is attributable to $77,360 of salary accrued but unpaid to the Company’s former Chief Financial Officer.

As of September 30,2020 we had Convertible Notes Payable ( Net of Unamortized Interest ) of $2,541,766 and as of June 30, 2021 we had Convertible Notes Payable ( Net of Unamortized Interest )of $2,364,075. The reduction of approximately 6.9% is attributable to conversions of principal indebtedness into the equity securities of the Company offset by amortization of Beneficial Conversion Features recognized on Convertible Indebtedness.

Material Changes in Results of Operations

Revenues from continuing operations were $1,932,425 for the quarter ended June 30,2021 and $27,425 for the same period ended 2020. The increase of approximately 6, 946% is attributable to $1,905,000 of revenue recognized during the quarter ended June 30, 2021 pursuant to a license granted to Oncology Pharma,Inc. Operating Income was $1,833,303 for the quarter ended June 30,2021 whereas Operating Loss was $16,336 for the same quarter ended 2020; an increase primarily attributable to $1,905,000 of revenue recognized during the quarter ended June 30,2021 pursuant to a license granted to Oncology Pharma,Inc

Net Loss was $ 5,613,321 for the quarter ended June 30, 2021 versus Net Income of $3,205,945 recognized during the same period ended 2020. This was primarily attributable to a Derivative Loss recognized during the quarter ended June 30, 2021.

Revenues from continuing operations were $1,987,274 for the nine months ended June 30,2021 and $82,274 for the same period ended 2020. The increase of approximately 2,315% is attributable to $1,905,000 of revenue recognized during the quarter ended June 30, 2021 pursuant to a license granted to Oncology Pharma,Inc. Operating Income was $1,801,849 for the nine months ended June 30,2021 whereas Operating Loss was $190,408 for the same nine months ended 2020; an increase primarily attributable to $1,905,000 of revenue recognized during the quarter ended June 30,2021 pursuant to a license granted to Oncology Pharma, Inc.

Net Loss was $3,504,772 for the nine months ended June 30, 2021 versus Net Income of $2,211,567 recognized during the same period ended 2020. This was primarily attributable to a Derivative Loss recognized during the quarter ended June 30, 2021.

As of June 30, 2021 we had $188,179 in cash on hand and current liabilities of $11,969,547 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable , Derivative Liability Recognized, bank overdraft and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of June 30, 2021 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on April 1, 2021 and ending on June 30, 2021, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

On April 13, 2021 the Company issued 83,636,833 common shares in satisfaction of $3,510 of convertible indebtedness and $1508 of accrued interest on convertible indebtedness.

On April 13, 2021 the Company issued 10,000 Series NC Preferred shares to its Chief Executive Officer as consideration for services.

On April 13, 2021 the Company issued 32,968,042 common shares in satisfaction of $19,000 of convertible indebtedness and $4736 of accrued interest on convertible indebtedness.

On April 15, 2021 the Company issued 146,452,000 common shares in satisfaction of $6,340 of convertible indebtedness and $3,179 of accrued interest on convertible indebtedness.

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

On April 21, 2021 the Company issued 163,814,000 common shares in satisfaction of $7655 of convertible indebtedness and $2,264 of accrued interest on convertible indebtedness.

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

On May 18, 2021 the Company issued 33,772, 000 common shares in satisfaction of $2,026 of convertible indebtedness.

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

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	August 26, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	August 26, 2021

