Form 10-Q/A
period 2021-06-30
Regen BioPharma Inc
filed 2021-12-22
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

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

As of June 30, 2021 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of June 30,2021 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of June 30,2021 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

EXPLANATORY NOTE: THIS AMENDMENT NO.1 TO REGEN BIOPHARMA INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2021 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

PART 1, ITEM 1 FINANCIAL STATEMENTS

PART 1, ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II, ITEM 1 LEGAL PROCEEDINGS

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regen Biopharma, Inc. as of September 30, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

December 22, 2021

REGEN BIOPHARMA , INC.
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2021 (unaudited) (as restated)	As of September 30, 2020
ASSETS
CURRENT ASSETS
Cash	$188,179	$—
Accounts Receivable, Related Party	185,466	103,192
Note Receivable, Related Party	5,396	0
Accrued Interest Receivable	96	0
Prepaid Expenses	0	28

Total Current Assets	379,137	103,220

OTHER ASSETS
Investment Securities	1,034,550	0
Investment Securities, Related Party	19,969	19,969
Total Other Assets	1,054,519	19,969

TOTAL ASSETS	$1,433,656	$123,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	100,223	110,486
Notes Payable	14,227	62,127
Accrued payroll taxes	4,241	4,241
Accrued Interest	960,453	830,061
Accrued Rent	23,548	23,548
Accrued Payroll	1,266,679	1,189,319
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Unearned Income	1,875,794
Derivative Liability	7,173,677	2,634,215
Convertible Notes Payable Less unamortized discount	2,342,575	2,522,716
Convertible Notes Payable, Related Parties Less unamortized discount	21,500	19,050
Total Current Liabilities	13,845,341	7,458,187
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount		0
Total Long Term Liabilities
Total Liabilities	13,845,341	7,458,187

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 4,800,000,000 authorized and 1,605,000,246 issued and outstanding as of September 30, 2020 and 4,800,000,000 authorized and 3,780,195,788 shares issued and outstanding June 30,2021.	378,018	160,498
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of June 30,2021 and September 30,2020 respectively
Series A Preferred 300,000,000 authorized, 381,768,689 and 414,147,858 outstanding as of September 30,2020 and June 30, 2021 respectively	41,415	38,177
Series AA Preferred $0.0001 par value 600,000 authorized and 50,000 and 50,000 outstanding as of June 30,2021 and September 30,2020 respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and 44,000,000 outstanding as of June 30,2021 and September 30, 2020 respectively	4,400	4,400
Series NC Preferred $0.0001 par value 20,000 and 0 authorized and 10,000 and 0 outstanding as of June 30, 2021 and September 30,2020 respectively	1	0
Additional Paid in capital	8,392,382	8,313,877
Contributed Capital	736,326	731,711
Retained Earnings (Deficit)	(21,964,232)	(16,583,666)

Total Stockholders' Equity (Deficit)	(12,411,685)	(7,334,998)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,433,656	$123,189

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter ended June 30, 2021 (as restated)	Quarter ended June 30, 2020	Nine Months Ended June 30, 2021 (as restated)	Nine Months Ended June 30, 2020
REVENUES
Revenues	$29,206	$—	$29,206	$—
Revenues, Related Party	27,425	27,425	82,274	82,274
TOTAL REVENUES	56,631	27,425	111,480	82,274

COST AND EXPENSES
Research and Development	14,254	12	15,893	10,354
General and Administrative	24,157	43,749	108,821	205,994
Consulting and Professional Fees	50,711	0	50,711	37,786
Rent	10,000	0	10,000	18,548
Total Costs and Expenses	99,122	43,761	185,425	272,682

OPERATING INCOME (LOSS)	$(42,491)	$(16,336)	$(73,945)	$(190,408)

OTHER INCOME & (EXPENSES)
Interest Income	96	0	96
Interest Expense	(59,569)	(81,343)	(198,029)	(252,000)

Interest Expense attributable to Amortization of Discount	(414)	(137,603)	(47,063)	(526,422)
Gain( Loss) on sale of Investment Securities	(206,900)	0	(206,900)
Unrealized Gain ( Loss) on sale of Investment SecuritIes	(308,550)	0	(308,550)
Derivative Income (Expense)	(6,871,286)	3,441,227	(4,546,175)	3,180,398
TOTAL OTHER INCOME (EXPENSE)	(7,446,624)	3,222,281	(5,306,621)	2,401,976

NET INCOME (LOSS)	$(7,489,115)	$3,205,945	$(5,380,566)	$2,211,567
Less:Net (Income) Loss attributable to KCL, Therapeutics, Inc.
NET INCOME (LOSS) attributable to common shareholders	$(7,489,115)	$2,564,755	$(5,380,566)	$1,769,254

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.0021)	$0.0016		$0.00130

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,573,338,986	1,605,000,246	2,608,298,343	1,359,014,732

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

Condensed Consolidated Statement of Shareholder's Deficit

(unaudited)

Nine Months  Ended June 2020 and 2021

		Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Balance September 30, 2019	348,376,230	$34,838	50,000	5	—	—	600,001,406	$59,998	38,000,000	$3,800	$8,261,993	$(19,998,086)	$728,658	$—	$-	$(10,908,795)
10/29/2019	Shares issued for Debt							15,100,608	1,510			3,397					4,907
10/29/2019	Shares issued for Interest							4,376,007	438			984					1,422
10/29/2019	Shares issued for debt							20,834,497	2,083			7,917					10,000
10/29/2019	Shares Issued for Interest							3,418,941	342			1,299					1,641
11/5/2019	Shares issued for Debt							25,002,163	2,500			6,500					9,000
11/5/2019	Shares Issued for Interest							4,217,031	422			1,096					1,518
11/5/2019	Shares issued for Debt							19,254,584	1,925			3,850					5,775
11/5/2019	Shares Issued for Interest							8,745,416	875			1,750					2,625
11/5/2019	Shares issued for Debt							30,555,555	3,056			7,944					11,000
11/15/2019	Shares issued for Services									6,000,000	600						600
11/27/2019	Shares issued for Interest							30,946,444	3,095			(310)					2,785
11/27/2019	Shares issued for Fees							5,555,556	556			(56)					500
11/27/2019	Shares issued for Debt							36,500,000	3,650			2,920					6,570
11/27/2019	Shares Issued for Debt							31,251,177	3,125			3,625					6,750
11/27/2019	Shares issued for Interest							4,393,684	439			510					949
12/3/2019	Shares Issued for Debt							30,558,094	3,056			2,444					5,500
12/3/2019	Shares issued for Interest							5,556,017	556			444					1,000
12/4/2019	Shares Issued for Debt							31,234,276	3,123			2,967					6,090
12/4/2019	Shares issued for Interest							5,308,288	531			504					1,035
12/5/2019	Shares Issued for Debt							41,922,222	4,192			3,354					7,546
12/6/2019	Shares Issued for Debt							10,064,761	1,006			(99)					907
12/6/2019	Shares issued for Interest							26,310,416	2,631			(260)					2,371
12/6/2019	Shares issued for Fees							5,548,380	555			(55)					500
12/10/2019	Shares Issued for Debt							49,729,272	4,973			905					5,878
12/13/2019	Shares Issued for Debt							37,777,157	3,778			(1,512)					2,266
12/13/2019	Shares issued for Interest							6,101,694	610			(244)					366
12/13/2019	Shares issued for Fees							8,335,648	834			(334)					500
12/13/2019	Shares Issued for Debt							52,200,000	5,220			(2,088)					3,132
12/16/2019	Shares Issued for Debt							42,081,411	4,208			1,262					5,470
12/16/2019	Shares issued for Interest							7,677,742	768			230					998
12/19/2019	Shares Issued for Debt							41,433,258	4,143			3,314					7,457
12/19/2019	Shares issued for Interest							566,742	57			45					102
12/20/2019	Shares Issued for Debt							50,462,834	5,046			(1,766)					3,280
12/20/2019	Shares issued for Interest							9,477,166	948			(332)					616
12/20/2019	Shares issued for Debt							59,900,000	5,990			(2,396)					3,594
12/23/2019	Shares issued for Debt							31,421,505	3,142			(2,200)					942
12/23/2019	Shares issued for Interest							11,808,081	1,181			(827)					354
12/23/2019	Shares issued for Fees							16,678,081	1,668			(1,168)					500
	Capital contribution quarter ended 12/31/2019													133			133
	Net Income Quarter Ended 12/31/2019		—		—		—		—		—	—	3,082,768	—	—	—	3,083,375
	Balance December 31, 2019	348,376,230	$34,838	50,000	5	—	—	1,422,306,114	$142,228	44,000,000	$4,400	$8,305,609	$(16,915,318)	$728,791	—	—	$(7,699,447)
1/2/2020	Shares issued for Debt							69,685,185	6,969			(3,206)					3,763
1/2/2020	Shares issued for Debt							36,826,333	3,683			(2,578)					1,105
1/2/2020	Shares issued for Interest							17,480,000	1,748			(1,224)					524
1/2/2020	Shares issued for Fees							16,666,667	1,667			(1,167)					500
1/23/2020	Shares issued for Debt							6,739,096	674			(472)					202
1/23/2020	Shares issued for Interest							18,615,919	1,862			(1,304)					558
1/23/2020	Shares issued for Fees							16,680,931	1,668			(1,168)					500
	Net Loss Quarter Ended March 31,2020		—		—	—	—		—		—		(4,077,145)	—	—	—	(4,077,145)
	Balance March 31, 2020	348,376,230	$34,838	50,000	5	—	—	1,605,000,246	$160,498	44,000,000	$4,400	$8,294,491	$(20,992,464)	$728,791	—	—	$(11,769,440)
5/12/2020	Preferred Shares issued for Debt	3550977	355									2,645					3,000
5/12/2020	Preferred Shares issued for Interest	1687898	169									1,257					1,426
	Net Income ( Loss) Quarter Ended June 30, 2020				—		—		—		—	—	3,205,944	—	—	—	3,205,944
	Balance June 30, 2020	353,615,105	$35,362	50,000	5	—	—	1,605,000,246	$160,498	44,000,000	$4,400	$8,298,393	$(17,786,519)	$728,791	—	—	$(8,559,070)
	Balance September 30,2020	381,768,689	$38,177	50,000	5	—	—	1,605,000,246	$160,498	44,000,000	$4,400	$8,313,876	$(16,583,666)	$731,711	—	—	$(7,334,998)
10/28/2020	Shares issued for Debt							57,726,183	5,773			(2,021)					3,752
10/28/2020	Shares Issued For Interest							22,339,663	2,234			(782)					1,452
11/6/2020	Shares issued for Debt							60,007,919	6,001			(2,101)					3,900
11/6/2020	Shares Issued For Interest							23,926,234	2,393			(838)					1,555
12/11/2020	Shares issued for Debt							60,834,498	6,083			1,217					7,300
12/11/2020	Shares Issued For Interest							26,185,501	2,619			523					3,142
12/16/2020	Shares issued for Debt							3,300,000	330			99					429
12/16/2020	Shares Issued For Interest							1,819,077	182			54					236
12/16/2020	Shares issued for Fees							1,228,077	123			36					159
12/16/2020	Shares issued for Debt							62,003,571	6,200			(2,170)					4,030
12/16/2020	Shares Issued For Interest							26,155,352	2,616			(916)					1,700
12/17/2020	Shares issued for Debt							68,333,539	6,833			1,367					8,200
12/17/2020	Shares Issued For Interest							14,883,378	1,488			212					1,700
12/17/2020	Shares issued for Debt	20,000,437	2,000									11,000					13,000
12/17/2020	Shares Issued For Interest	12,378,732	1,238									6,808					8,046
12/23/2020	Shares issued for Debt							88,888,889	8,889			7,111					16,000
12/23/2020	Shares Issued For Interest							19,555,555	1,956			1,294					3,250
12/31/2020	Shares issued for Debt							82,004,603	8,200			(2,870)					5,330
12/31/2020	Shares Issued For Interest							35,832,781	3,583			(1,254)					2,329
	Additions to Contributed Capital Quarter ended 12/31/2020													1,865			1,865
	Net Loss Quarter Ended December 31,2020		—		—		—		—		—	—	1,666,367	—	—	—	1,666,367
	Balance December 31, 2020	414,147,858	$41,415	50,000	5	—		2,260,025,066	$226,001	44,000,000	$4,400	$8,330,646	$(14,917,299)	$733,576	—	—	$(5,581,256)
1/28/2021	shares issued for debt							85,900,000	8,590			(3,436)					5,154
2/23/2021	shares issued for interest							88,000,000	8,800			(4,400)					4,400
2/24/2021	shares issued for debt							71,430,421	7,143			22,857					30,000
2/24/2021	shares issued for interest							11,328,865	1,133			3,625					4,758
3/2/2021	shares issued for debt							80,928,505	8,093			(2,833)					5,260
3/2/2021	shares issued for interest							38,341,033	3,834			(1,342)					2,492
3/9/2021	shares issued for debt							67,175,355	6,718			(3,361)					3,357
3/9/2021	shares issued for interest							8,824,645	882			(441)					441
3/12/2021	shares issued for debt							16,666,667	1,667			(667)					1,000
3/12/2021	shares issued for interest							95,833,333	9,583			(3,833)					5,750
3/18/2021	shares issued for debt							68,319,520	6,832			(3,417)					3,415
3/18/2021	shares issued for interest							1,680,480	168			(84)					84
3/31/2021	shares issued for debt							38,519,260	3,852			(1,927)					1,925
3/31/2021	shares issued for interest							1,480,740	148			(74)					74
	Additions to Contributed Capital Quarter ended 3/31/2021													250			250
	Net Income for the Quarter Ended March 31,2021		—		—		—		—		—	—	442,183	—	—	—	442,183
	Balance March 31, 2021	414,147,858	$41,415	50,000	5	0	0	2,934,453,890	$293,444	44,000,000	$4,400	$8,331,313	$(14,475,117)	$733,826	—	—	$(5,070,713)
4/12/2021	Shares issued for Debt							84,214,968	8,421			(5,310)					3,111
4/12/2021	Shares issued for interest							785,032	79			(30)					49
4/13/2021	Preferred Shares issued for Services					10000	1										1
4/13/2021	Shares issued for Debt							26,389,990	2,639			16,361					19,000
4/13/2021	Shares issued for interest							6,578,052	658			4,078					4,736
4/13/2021	Shares issued for Debt							58,502,448	5,850			(2,340)					3,510
4/13/2021	Shares issued for interest							25,134,385	2,513			(1,005)					1,508
4/15/2021`	Shares issued for Debt							97,542,355	9,754			(3,414)					6,340
4/15/2021`	Shares issued for interest							48,909,645	4,891			(1,712)					3,179
4/15/2021`	Shares issued for Debt							38,145,154	3,815			(1,527)					2,288
4/15/2021`	Shares issued for interest							11,336,846	1,134			(454)					680
4/15/2021`	Shares issued for Debt							89,950,579	8,995			(4,757)					4,238
4/15/2021`	Shares issued for interest							360,821	36			(19)					17
4/16/2021`	Shares issued for Debt							60,257,055	6,026			40,974					47,000
4/16/2021`	Shares issued for interest							10,498,830	1,050			7,139					8,189
4/21/2021	Shares issued for Debt							126,423,649	12,642			(4,987)					7,655
4/21/2021	Shares issued for interest							37,390,351	3,739			(1,475)					2,264
4/28/2021	Shares issued for Debt							24,445,152	2,445			19,555					22,000
4/28/2021	Shares issued for interest							4,339,015	434			3,471					3,905
5/3/2021	Shares issued for Debt							21,792,903	2,179			(763)					1,416
5/3/2021	Shares issued for interest							11,219,652	1,122			(393)					729
5/5/2021	Shares issued for Debt							18,271,120	1,827			(640)					1,187
5/5/2021	Shares issued for interest							9,481,896	948			(332)					616
5/18/2021	Shares issued for Debt							33,772,000	3,377			(1,351)					2,026
	Contributed Capital Quarter Ended June 30, 2021													2,500			2,500
	Net Loss for the Quarter Ended June 30,2021	—	—		—		—		—		—	—	(7,489,115)		—	—	(7,489,115)
	Balance June 30, 2021	414,147,858	$41,415	50,000	$5	10,000	$1	3,780,195,788	$378,018	44,000,000	$4,400	$8,392,382	$(21,964,232)	$736,326	—	—	$(10,535,891)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months ended June 30, 2021 (as restated)	Nine Months ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(5,380,566)	$2,211,567
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants		600
Common Stock issued for Expenses	159	3,000
Preferred Stock issued as compensation	1

Increase (Decrease) in Interest expense attributable to amortization of Discount	47,063	526,422
Increase (Decrease) in Accounts Payable	(10,263)	15,431
(Increase) Decrease in Accounts Receivable	(82,273)	(6,373)
Increase (Decrease) in accrued Expenses	275,388	447373
(Increase) Decrease in Prepaid Expenses	28	36
Increase(Decrease) in Contributed Capital	4,615	133
Increase in Derivative Expense	4,546,174	(3,180,398)
Increase in Unearned Income	1,875,794	0
Increase ( Decrease) in Bank Overdraft		854
(Increase( Decrease in Notes Receivable	(5,396)
(Increase( Decrease in Accrued Interest Receivable	(96)
Securities accepted as compensation	(1,850,000)
Increase (Decrease) in Loss on Sale of Investment Securities	206,900
Unrealized Loss(Gain) on Investment Securities	308,550
Net Cash Provided by (Used in) Operating Activities	$(63,921)	$18,645
Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities	300000
Net Cash Provided By Investment Activities	300,000

CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in Notes Payable	(47,900)	(26,500)
Net Cash Provided by (Used in) Financing Activities	(47,900)	(26,500)

Net Increase (Decrease) in Cash	$188,179	$(7,855)

Cash at Beginning of Period	$—	$7,855
Cash at End of Period	$188,179	$—

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$218,723	$111,133
Preferred Shares Issued for Debt	$13,000	$3,000
Cash Paid for Interest	$—	$—
Common shares Issued for Interest	$59,592	$18,864
Preferred Shares issued for Interest	$8,046	1426

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

Risk Free Interest Rate	1.49%
Expected Term	(0.16) – (2.57) Yrs
Expected Volatility	742%	%
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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $21,964,232 during the period from April 24, 2012 (inception) through June 30, 2021. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
29

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

As of June 30, 2021 $100,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2021 $50,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2021 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $39,098 was recognized by the Company as of June 30,2021.

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

On September 15, 2021 a Settlement and Release Agreement (the "Agreement") was entered into by and between CHEMDIV, INC. ("Chemdiv"), REGEN BIOPHARMA, INC. ("Regen"), ZANDER THERAPEUTICS, INC., and DAVID KOOS ("Koos").

Pursuant to the Agreement:

(a) Regen shall make payment to Chemdiv in the lump sum, gross amount of $800,000 no later than September 30,2021.

(b) Upon payment of $800,000 by Regen to Chemdiv, Chemdiv shall provide Regen with all results, compounds identified, and data generated by Chemdiv relative to its NR2F6 research conducted on behalf of or at the direction of Regen and/or Zander, together with specification of the means of conducting such research, including but not limited to protocols used in conducting such research.

(c) Upon Chemdiv’s receipt of the Eight Hundred Thousand Dollar payment from Regen by no later than September 30, 2021 Chemdiv shall cause the litigation to be dismissed with prejudice by filing the necessary requests for dismissal and taking all other steps reasonably necessary to accomplish such dismissal within ten business days of the receipt of the $800,000.

(d) In the event that payment is not made by September 30, 2021, then the Agreement is void and shall have no effect.

On September 21, 2021 the Company paid $800,000 to ChemDiv, Inc. pursuant to that Settlement and Release Agreement (“Settlement And Release Agreement”) entered into by and between CHEMDIV, INC. ("ChemDiv"), REGEN BIOPHARMA, INC. ("Regen"), ZANDER THERAPEUTICS, INC., and DAVID KOOS ("Koos") on September 15, 2021.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of June 30,2021, 300,000,000 is designated Series A Preferred Stock of which 414,147,858 shares are outstanding as of June 30,2021, 300,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of June 30,2021, and 20,000 is designated Series NC stock of which 10,000 shares are outstanding as of June 30, 2021. .

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

On April 15, 2021 the Company issued 49,482,000 common shares in satisfaction of $2288 of convertible indebtedness and $680 of accrued interest on convertible indebtedness.

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

NOTE 13. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Regen’s quarterly financial statements for the period ended June 30, 2021 the Company determined that the following revisions are required

Recognizing revenue of $1,905,000 resulting from licensing fees paid during the quarter ended June 30,2021 over the term of the license ( 15 years)

Cumulative Effect of Restatement of Previously Issued Financial Statements for the Quarter Ended June 30, 2021.

Statement of Operations	As Originally Presented	Adjustments	As Restated
Three Months Ended June 30,2021
Revenues	1,905,000	(1,875,794)	29,206
Total Revenues	1,932,425	(1,875,794)	56,631
Net Income ( Loss)	(5,613,321)	(1,875,794)	(7,489,115)

Nine Months Ended June 30,2021
Revenues	1,905,000	(1,875,794)	29,206
Total Revenues	1,987,274	(1,875,794)	111,480
Net Income ( Loss)	(3,504,772)	(1,875,794)	(5,380,566)

Statement of Cash Flow	As Originally Presented	Adjustments	As Restated
for the Nine Months Ended June 30,2021
Increase in Unearned Income	0	1,875,794	1,875,794

Statement of Shareholders' Equity ( Deficit)	As Originally Presented	Adjustments	As Restated
for the Nine Months Ended June 30,2021
Net Loss for the Quarter Ended June 30,2021	(5,613,321)	(1,875,794)	(7,489,115)

Balance Sheet as of June 30,2021	As Originally Presented	Adjustments	As Restated
Unearned Income	0	1,875,794	1,875,794
Current Liabilities	11,969,547	1,875,794	13,845,341
Total Liabilities	11,969,547	1,875,794	13,845,341
Retained Earnings (Deficit)	(20,088,438)	(1,875,794)	(21,964,232)
Total Stockholders' Equity (Deficit)	(10,535,891)	(1,875,794)	(12,411,685)

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

of September 30,2020 we had Unearned Income of $0 and as of June 30, 2021 we had Unearned Income of $1,875,794.
The Increase in Unearned Income is attributable to $1,905,000 in Licensing Fees paid to the Company during the quarter ended June 30, 2021 which will be expensed over the term of the license.

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

Material Changes in Results of Operations

Revenues from continuing operations were $56,631 for the quarter ended June 30,2021 and $27,425 for the same period ended 2020. The increase of approximately 106.5% is attributable to $1,905,000 of revenue received during the quarter ended June 30, 2021 pursuant to a license granted to Oncology Pharma,Inc which will be recognized over the term of the license. Operating loss was $42,491 for the quarter ended June 30,2021 whereas Operating Loss was $16,336 for the same quarter ended 2020; an increase primarily attributable to higher operating expenses recognized partially offset by revenue recognized during the quarter ended June 30,2021 pursuant to a license granted to Oncology Pharma,Inc.

Net Loss was $ 7,489,115 for the quarter ended June 30, 2021 versus Net Income of $3,205,945 recognized during the same period ended 2020. This was primarily attributable to a Derivative Loss recognized during the quarter ended June 30, 2021.

Revenues from continuing operations were $111,480 for the nine months ended June 30,2021 and $82,274 for the same period ended 2020. The increase of approximately 35% is primarily attributable to $29,206 of revenue recognized during the quarter ended June 30, 2021 pursuant to a license granted to Oncology Pharma,Inc. Operating Loss was $73,945 for the nine months ended June 30,2021 whereas Operating Loss was $190,408 for the same nine months ended 2020; a decrease primarily attributable to revenue recognized during the quarter ended June 30,2021 pursuant to a license granted to Oncology Pharma,Inc as well as greater operating expenses recognized during the nine months ended June 30, 2020 as compared to the same period ended 2021. .

Net Loss was $5,380,566 for the nine months ended June 30, 2021 versus Net Income of $2,211,567 recognized during the same period ended 2020. This was primarily attributable to a Derivative Loss recognized during the quarter ended June 30, 2021.

As of June 30, 2021 we had $188,179 in cash on hand and current liabilities of $13,845,341 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable , Derivative Liability Recognized, bank overdraft Unearned Income and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

On September 15, 2021 a Settlement and Release Agreement (the "Agreement") was entered into by and between CHEMDIV, INC. ("Chemdiv"), REGEN BIOPHARMA, INC. ("Regen"), ZANDER THERAPEUTICS, INC., and DAVID KOOS ("Koos").

Pursuant to the Agreement:

(a) Regen shall make payment to Chemdiv in the lump sum, gross amount of $800,000 no later than September 30,2021.

(b) Upon payment of $800,000 by Regen to Chemdiv, Chemdiv shall provide Regen with all results, compounds identified, and data generated by Chemdiv relative to its NR2F6 research conducted on behalf of or at the direction of Regen and/or Zander, together with specification of the means of conducting such research, including but not limited to protocols used in conducting such research.

(c) Upon Chemdiv’s receipt of the Eight Hundred Thousand Dollar payment from Regen by no later than September 30, 2021 Chemdiv shall cause the litigation to be dismissed with prejudice by filing the necessary requests for dismissal and taking all other steps reasonably necessary to accomplish such dismissal within ten business days of the receipt of the $800,000.

(d) In the event that payment is not made by September 30, 2021, then the Agreement is void and shall have no effect.

On September 21, 2021 the Company paid $800,000 to ChemDiv, Inc. pursuant to that Settlement and Release Agreement (“Settlement And Release Agreement”) entered into by and between CHEMDIV, INC. ("ChemDiv"), REGEN BIOPHARMA, INC. ("Regen"), ZANDER THERAPEUTICS, INC., and DAVID KOOS ("Koos") on September 15, 2021.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. Exhibit Index

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
10.1	Agreement by and between the Company and Zander Therapeutics, Inc.*
10.2	March 23, 2021 Agreement by and between the Company and Todd Caven**
3(i)	Certificate of Designation ***
10.3	Regen Oncology Pharma, Inc. Agreement****
10.4	KCL Oncology Pharma, Inc. Agreement *****
10.5	Amendment Zander Agreement******
10.6	Promissory Note Coventry******
10.7	Settlement Chemdiv *******

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

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	December 22, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	December 22, 2021

