Form 10-K
period 2021-09-30
Regen BioPharma Inc
filed 2021-12-22
CIK 1589150

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

☐

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 7,330,721

As of December 6, 2021 Regen Biopharma, Inc. had 4,564,002,832 common shares outstanding.

As of December 6, 2021 Regen Biopharma, Inc. had 437,868,406 shares of Series A Preferred Stock outstanding.

As of December 6, 2021 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of December 6, 2021 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of December 6, 2021 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding.

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

Patent No: 10,088,485

MODULATION OF NR2F6 AND METHODS AND USES THEREOF

The application provides methods of modulating NR2F6 in a cell or animal in need thereof by administering an effective amount of a NR2F6 modulator

Patent No: 9091696

“UNIVERSAL DONOR CHECKPOINT INHIBITOR SILENCED/GENE EDITED CORD BLOOD KILLER CELLS”

The invention encompasses compositions of matters, cells, and treatment protocols useful for induction of anticancer responses in a patient suffering from cancer. In one embodiment the invention provides the use of NR2F6 silencing or gene editing in cord blood cells possessing anti-tumor activity in order to induce potentiated killer cells suitable for therapeutic use. In one embodiment said allogeneic cord blood killer cells are administered to initiate a cascade of antitumor immune responses, with initially responses mediated by allogeneic killer cells, and followed by endogenous immune responses.

Patent No: 11,141,471 B2

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

Patent No.11,090,332

METHOD OF CANCER TREATMENT USING SIRNA SILENCING

Comprises administering to a subject one or more siRNA constructs capable of inhibiting the expression of an immunosuppressive molecule. The invention also provides siRNA constructs and compositions.

Patent No: 8389708

Active Patent Applications:

ENHANCED DENDRITIC CELL IMMUNE ACTIVATION BY COMBINED INHIBITION OF NR2F6 WITH CANNIBIDIOL;

Application Number 17035955

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

Application Number 17010720

SMALL MOLECULE AGONISTS AND ANTAGONISTS OF NR2F6 ACTIVITY IN HUMANS

Application Number 15820324

SMALL MOLECULE MODULATORS OF NR2F6 ACTIVITY.

Application Number 15652967

NR2F6 Inhibited Chimeric Antigen Receptor Cells

Application Number 15351414

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

Sales of drugs and biologics outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Even if FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval

Amount spent during the fiscal year ended September 30, 2021 on research and development activities

During the fiscal year ended September 30, 2021 we expended $36,704 on research and development activities.

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

The Company currently continues to occupy 2,320 square feet of office space at 4700 Spring Street, Suite 304, La Mesa, California 91942 leased to BST free of charge although the Company may make rental payments on BST’s behalf. During the year ended September 30, 2021 the Company paid $25,000 of rental expenses to the landlord of BST Partners as consideration to BST Partners for use of office space.

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

The stockholders’ equity section of the Company contains the following classes of capital stock :

As of December 6, 2021 Common stock, $ 0.0001 par value; 4, 800,000,000 shares authorized: 4,564,002,832  shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of December 6,2021, 300,000,000 is designated Series A Preferred Stock of which 437,868,406 shares are outstanding as of December 6,2021 , 300,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of December 6,2021 and 20,000 is designated  Series NC Preferred Stock of which 10,000 shares are outstanding as of December 6,2021

The abovementioned shares authorized pursuant to the Company’s certificate of incorporation may be issued from time to time without prior approval of the shareholders. The Board of Directors of the Company shall have the full authority permitted by law to establish one or more series and the number of shares constituting each such series and to fix by resolution full or limited, multiple or fractional, or no voting rights, and such designations, preferences, qualifications, restrictions, options, conversion rights and other special or relative rights of any series of the Stock that may be desired.

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

October 1, 2019 to September 30, 2020	HIGH	LOW
First Quarter	$.0019	$.0001
Second Quarter	$.0002	$.0001
Third Quarter	$.0002	$.0001
Fourth Quarter	$.001	$.0001

October 1, 2020 to September 30, 2021	HIGH	LOW
First Quarter	$.003	$.0003
Second Quarter	$.0049	$.0006
Third Quarter	$.0819	$.0015
Fourth Quarter	$.0815	$.0125

As of December 6, 2021 there were approximately 454 holders of our Common Stock.

As of December 6, 2021 there were approximately 205 holders of our Series A Preferred Stock.

As of December 6, 2021 there was 1 holder of our Series AA Preferred Stock.

As of December 6, 2021 there were approximately 7 holders of our Series M Preferred Stock

As of December 6, 2021 there was one holder of our Series NC Preferred Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2021. We do not expect to declare cash dividends in the immediate future.

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

Issuance of Common Shares

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

On July 16, 2021 the Company issued 198,439,000 common shares in satisfaction of $500 of convertible indebtedness and $19,344 of accrued interest on convertible indebtedness .

On July 22, 2021 the Company issued 200,000,000 common shares in satisfaction of $10,000 of convertible indebtedness and $10,000 of accrued interest on convertible indebtedness .

On August 2, 2021 the Company issued 100,000,000 common shares in satisfaction of $10,000 of convertible indebtedness .

On September 10 , 2021 the Company issued 1,919,726 common shares in satisfaction of $35,000 of convertible indebtedness and $12,993 of accrued interest on convertible indebtedness .

On September 30, 2021 the Company issued 70,000,000 common shares in satisfaction of $4,200 of convertible indebtedness.

On October 1, 2021 the Company issued 101,718,058 common shares in satisfaction of $425,000 of convertible indebtedness and $154,991 of accrued interest on convertible indebtedness.

On October 29, 2021 the Company issued 25748147common shares in satisfaction of $140,000 of convertible indebtedness and $54,000 of accrued interest on convertible indebtedness.

On November 4 , 2021 the Company issued 8626613 common shares in satisfaction of $50,000 of convertible indebtedness and $69,012 of accrued interest on convertible indebtedness.

On November 24 , 2021 the Company issued 77355500 common shares in satisfaction of $92,247 of convertible indebtedness and $36,967 of accrued interest on convertible indebtedness.

Issuance of Series A Preferred Shares

On December 17, 2020 the Company issued 32,379,169 shares of Series A Preferred stock in satisfaction of $13,000 of convertible indebtedness and $8,046 of accrued interest on convertible indebtedness.

On September 30, 2021 the Company issued 17,850,919 shares of Series A Preferred stock in satisfaction of $140,000 of convertible indebtedness and $68,535 of accrued interest on convertible indebtedness.

On October 1, 2021 the Company issued 5,869,589 shares of Series A Preferred stock in satisfaction of $50,000 of convertible indebtedness and $23,369 of accrued interest on convertible indebtedness.

On December 10 2021 the Company issued 1,425,000 shares of Series A Preferred stock in satisfaction of $25,000 of convertible indebtedness and $10,625 of accrued interest on convertible indebtedness.

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

With the exception of securities eligible for public resale pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended ( the “Act”) or 4(a)(1) of the Act , a legend was placed on the certificate that evidences the securities stating that the securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the securities.

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2021 we had Cash of $727,162 and as of September 30, 2020 we had cash of $0.

The increase in Cash is primarily attributable to:

(a)	Net increase of $1,363, 00 of Notes Payable
(b)	proceeds from sales of investment securities totaling $495,000
(c)	$55,000 of revenue received in cash pursuant to a license granted by the Company to Oncology Pharma, Inc

Offset by the costs of operating the business of the Company as well as non recurring cash payment of $800,000 paid in connection with a legal settlement.

As of September 30, 2021 we had Accounts Receivable, Related Party of $213,192 and as of September 30, 2020 we had Accounts Receivable, Related Party of $ 103,192.

The increase in Accounts Receivable, Related Party of approximately 106.6% is attributable to the accrual of $110,000 of minimum royalties and anniversary fees pursuant to a license granted to Zander by Regen Biopharma, Inc.

As of September 30, 2021 we had Prepaid Expenses of $48,144 and as of September 30, 2020 we had prepaid expenses of $28.

The increase in Prepaid Expenses is primarily attributable to an agreement entered into by and between the Company and a third party for the provision of Research and Development services. The term of the agreement is from July 1, 2021 to July 1, 2023. The total consideration due of $55,000 was paid to the contractor as of July 1, 2021 and is being expensed over the term of the agreement.

As of September 30, 2020 we had Notes Receivable, Related Party of $0 and as of September 30, 2021 we had Notes Receivable, Related Party of $ 5,396.

The increase in Notes Receivable is attributable to $5,396 loaned by the Company during the quarter ended June30, 2021 to Zander Therapeutics, Inc. an entity under common control.

As of September 30, 2020 we had Investment Securities ( Not Related Party) of 0 and as of September 30,2021 we had Investment Securities ( Not Related Party) of $198,006.

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

During the quarter ended September 30, 2021 18,000 of the aforementioned common shares were sold to an unrelated party for $195,000 cash.

As of September 30, 2021 18,300 common shares of Oncology Pharma, Inc. constitute the sole investment securities other than shares of Zander Therapeutics, Inc. held by the Company.

On September 30, 2021 the Company revalued 18,300 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of September 30, 2020 we had Accounts Payable of $110,486 and as of September 30,2021 we had Accounts Payable of $91,498. The decrease in Accounts Payable of approximately 17% is primarily attributable to payment of $16,745 of payable due to the Company’s Transfer Agent offset by expenses incurred as a result of services provided by the Company’s Resident Agent as well as payment of expenses related to services provided by a patent attorney.

As of September 30, 2021 we had Notes Payable of $1,429,179 and as of September 30, 2020 we had Notes Payable of $62,127. The increase in Notes Payable of approximately 2200.42% is attributable to the issuance of a Note in the principal amount of $1,500,000 on September 17, 2021 of which $75,000 was retained by the Holder through an Original Issue Discount (“OID”) for due diligence and origination related to this transaction. The OID is being amortized by the Company over the term of the Note

As of September 30, 2020 we had Accrued Interest Payable of $830,061 and as of September 30, 2021 we had Accrued Interest Payable of $954,861.

The increase in Accrued Interest Payable of approximately 15 is attributable to additional interest accrued but unpaid during the year ended September 30,2021 on Notes and Convertible Notes issued by the Company offset primarily by conversion of interest accrued but unpaid due to holders of Convertible Notes Payable into equity securities of the Company during the same period.

As of September 30, 2020 we had Accrued Payroll of $1,189,319 and as of September 30, 2021 we had Accrued Payroll of $1,266,679. The increase of approximately 6.5% is attributable to $77,360 of salary accrued but unpaid to the Company’s former Chief Financial Officer.

As of September 30, 2020 we had Accrued Rent of $23,548 which was paid by the Company during the year ended September 30, 2021.

As of September 30, 2020 we had a Derivative Liability of $2,634,215 and as of September 30, 2021 we had a Derivative Liability of $6,892,477.

The increase in Derivative Liability of approximately 162% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $1,795,973 outstanding as of September 30, 2021. Recognition of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,089,377 outstanding as of September 30, 2020 were recognized by the Company during the fiscal year ended 2020.

As of September 30, 2021 we had Convertible Notes Payable, Net of Unamortized Discount, of $2,152,811 and as of September 30, 2020 we had Convertible Notes Payable, Net of Unamortized Discount, of $2,541,766.

The decrease in Convertible Notes Payable, Net of Unamortized Discount, of approximately 15 % is primarily attributable to conversions of principal indebtedness into the equity securities of the Company offset by amortization of $47,063 of Discounts on Convertible Notes.

As of September 30, 2021 we had Unearned Income of $1,843,806 and as of September 30, 2020 we had Unearned Income of $0.

Unearned Income as of September 30,2021 represents that portion of $1,905,000 of license fees paid during the quarter ended June 30, 2021 to be recognized as revenue over the 15 year term of the licenses granted in accordance with ASC 606.

Material Changes in Results of Operations

Revenues from continuing operations were $110,000 for the twelve months ended September 30, 2020 and $171,194 for the same period ended 2021. $110,000 of revenue recognized during the years ended September 30, 2021 and September 30, 2020 consisted of $100,000 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $10,000 of minimum royalties recognized during the twelve months ended September 30 2021 and 2020 respectively pursuant to the same license. $61,194 of revenue recognized during the year ended September 30, 2021 were recognized pursuant to licenses granted to Oncology Pharma,Inc.

With regards to the aforementioned license granted to Zander On December 17, 2018 Regen Biopharma, Inc.(“Licensor”) , KCL Therapeutics, Inc. (“Assignee”) and Zander Therapeutics, Inc. (“Licensee”) entered into a LICENSE ASSIGNMENT AND CONSENT AGREEMENT whereby, with regards to certain intellectual property which was assigned by Regen Biopharma, Inc.(“Assigned Properties”) to its wholly owned subsidiary KCL Therapeutics, Inc., Licensor hereby transfers and assigns to Assignee all rights, duties, and obligations of Licensor under the Agreement with respect to the Assigned Properties , and Assignee agrees to assume such duties and obligations thereunder and be bound to the terms of the Agreement with respect thereto.

The Company recognized an Operating Loss of $200,771 during the year ended September 30, 2021 whereas the Company recognized an Operating Loss of $209,317 for the same period ended September 30, 2020. The Company recognized a Net Loss of $6,765,233 for the twelve months ended September 30, 2021 whereas the Company recognized Net Income of $3,623,736 for the same period ended 2020. Contributing factors to the difference between the periods were:

(a)	The recognition of a Derivative Loss of $4,264,975 during the twelve months ended September 30, 2021
(b)	The recognition of Derivative Income of $4,566,669 during the twelve months ended September 30, 2020
(c)	recognition of an $800,000 expense related to a legal settlement during the year ended September 30,2021
(d)	Recognition of $524,960 of realized losses on sales of Investment Securities during the year ended September 30,2021
(e)	Recognition of $632,094 of unrealized losses on sales of Investment Securities during the year ended September 30, 2021.

As of September 30, 2021 we had $727,162 in cash on hand and current liabilities of $14,697,976 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable , Derivative Liability Recognized, Unearned Income and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of September 30, 2021 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

December 22, 2021

REGEN BIOPHARMA , INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30, 2021	As of September 30, 2020
ASSETS
CURRENT ASSETS
Cash	$727,162	$—
Accounts Receivable, Related Party	213,192	103,192
Note Receivable, Related Party	5,396	0
Accrued Interest Receivable	230	0
Prepaid Expenses	48,144	28

Total Current Assets	994,124	103,220

OTHER ASSETS
Investment Securities	198,006	0
Investment Securities, Related Party	19,969	19,969
Total Other Assets	217,975	19,969

TOTAL ASSETS	$1,212,099	$123,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	91,498	110,486
Notes Payable	1,429,179	62,127
Accrued payroll taxes	4,241	4,241
Accrued Interest	954,861	830,061
Accrued Rent	0	23,548
Accrued Payroll	1,266,679	1,189,319
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Unearned Income	1,843,806
Derivative Liability	6,892,477	2,634,215
Convertible Notes Payable Less unamortized discount	2,131,311	2,522,716
Convertible Notes Payable, Related Parties Less unamortized discount	21,500	19,050
Total Current Liabilities	14,697,976	7,458,187
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount	0	0
Total Long Term Liabilities
Total Liabilities	14,697,976	7,458,187

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 4,800,000,000 authorized and 1,605,000,246 issued and outstanding as of September 30, 2020 and 4,800,000,000 authorized and 4,350,554,514 shares issued and outstanding September 30,2021.	435,054	160,498
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of June 30,2021 and September 30,2020 respectively
Series A Preferred 300,000,000 authorized, 381,768,689 and 431,998,817 outstanding as of September 30,2020 and, 2021 respectively	43,200	38,177
Series AA Preferred$0.0001 par value 600,000 authorized and 50,000 and 50,000 outstanding as of September 30,2021 and September 30,2020 respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and 44,000,000 outstanding as of September 30,2021 and September 30, 2020 respectively	4,400	4,400
Series NC Preferred $0.0001 par value 20,000 and 0 authorized and 10,000 and 0 outstanding as of September 30, 2021 and September 30,2020 respectively	1	0
Additional Paid in capital	8,644,037	8,313,877
Contributed Capital	736,326	731,711
Retained Earnings (Deficit)	(23,348,900)	(16,583,666)

Total Stockholders' Equity (Deficit)	(13,485,877)	(7,334,998)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,212,099	$123,189

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2021	Year Ended September 30, 2020
RE VENUES
Revenues	$61,194	$—
Revenues, Related Party	110,000	110,000
TOTAL REVENUES	171,194	110,000

COST AND EXPENSES
Research and Development	36,704	13,286
General and Administrative	119,495	249,697
Consulting and Professional Fees	190,765	37,786
Rent	25,000	18,548
Total Costs and Expenses	371,965	319,317

OPERATING INCOME (LOSS)	$(200,771)	$(209,317)

OTHER INCOME & (EXPENSES)
Interest Income	230	0
Interest Expense	(316,013)	(333,411)

Interest Expense attributable to Amortization of Discount	(51,015)	(609,522)
Gain( Loss) on sale of Investment Securities	(524,960)	0
Unrealized Gain ( Loss) on sale of Investment Securities	(632,094)	0
Derivative Income (Expense)	(4,264,975)	4,566,669
Gain (Loss) on Early Extinguishment Convertible Debt	24,365	0
Legal Settlement	(800,000)	0
TOTAL OTHER INCOME (EXPENSE)	(6,564,462)	3,623,736

NET INCOME (LOSS)	(6,765,233)	$3,414,419
NET INCOME (LOSS) attributable to common shareholders	$(6,765,233)	$2,731,535

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.00225)	$0.002

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,011,544,584	1,409,846,576

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

Condensed Consolidated Statement of Shareholder's Deficit

Years  Ended September 30, 2020 and 2021

		Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Accumulated Other Comprehensive	Noncontrolling Interest	Total
	Balance September 30, 2019	348,376,230	$34,838	50,000	5	—	—	600,001,406	$59,998	38,000,000	$3,800	$8,261,993	$(19,998,086)	$728,658	$—	$-	$(10,908,795)
10/29/2019	Shares issued for Debt							15,100,608	1,510			3,397					4,907
10/29/2019	Shares issued for Interest							4,376,007	438			984					1,422
10/29/2019	Shares issued for debt							20,834,497	2,083			7,917					10,000
10/29/2019	Shares Issued for Interest							3,418,941	342			1,299					1,641
11/5/2019	Shares issued for Debt							25,002,163	2,500			6,500					9,000
11/5/2019	Shares Issued for Interest							4,217,031	422			1,096					1,518
11/5/2019	Shares issued for Debt							19,254,584	1,925			3,850					5,775
11/5/2019	Shares Issued for Interest							8,745,416	875			1,750					2,625
11/5/2019	Shares issued for Debt							30,555,555	3,056			7,944					11,000
11/15/2019	Shares issued for Services									6,000,000	600						600
11/27/2019	Shares issued for Interest							30,946,444	3,095			(310)					2,785
11/27/2019	Shares issued for Fees							5,555,556	556			(56)					500
11/27/2019	Shares issued for Debt							36,500,000	3,650			2,920					6,570
11/27/2019	Shares Issued for Debt							31,251,177	3,125			3,625					6,750
11/27/2019	Shares issued for Interest							4,393,684	439			510					949
12/3/2019	Shares Issued for Debt							30,558,094	3,056			2,444					5,500
12/3/2019	Shares issued for Interest							5,556,017	556			444					1,000
12/4/2019	Shares Issued for Debt							31,234,276	3,123			2,967					6,090
12/4/2019	Shares issued for Interest							5,308,288	531			504					1,035
12/5/2019	Shares Issued for Debt							41,922,222	4,192			3,354					7,546
12/6/2019	Shares Issued for Debt							10,064,761	1,006			(99)					907
12/6/2019	Shares issued for Interest							26,310,416	2,631			(260)					2,371
12/6/2019	Shares issued for Fees							5,548,380	555			(55)					500
12/10/2019	Shares Issued for Debt							49,729,272	4,973			905					5,878
12/13/2019	Shares Issued for Debt							37,777,157	3,778			(1,512)					2,266
12/13/2019	Shares issued for Interest							6,101,694	610			(244)					366
12/13/2019	Shares issued for Fees							8,335,648	834			(334)					500
12/13/2019	Shares Issued for Debt							52,200,000	5,220			(2,088)					3,132
12/16/2019	Shares Issued for Debt							42,081,411	4,208			1,262					5,470
12/16/2019	Shares issued for Interest							7,677,742	768			230					998
12/19/2019	Shares Issued for Debt							41,433,258	4,143			3,314					7,457
12/19/2019	Shares issued for Interest							566,742	57			45					102
12/20/2019	Shares Issued for Debt							50,462,834	5,046			(1,766)					3,280
12/20/2019	Shares issued for Interest							9,477,166	948			(332)					616
12/20/2019	Shares issued for Debt							59,900,000	5,990			(2,396)					3,594
12/23/2019	Shares issued for Debt							31,421,505	3,142			(2,200)					942
12/23/2019	Shares issued for Interest							11,808,081	1,181			(827)					354
12/23/2019	Shares issued for Fees							16,678,081	1,668			(1,168)					500
	Capital contribution quarter ended 12/31/2019													133			133
	Net Income Quarter Ended 12/31/2019		—		—		—		—		—		3,082,768	—	—	—	3,083,375
	Balance December 31, 2019	348,376,230	$34,838	50,000	5	—	—	1,422,306,114	$142,228	44,000,000	$4,400	$8,305,609	$(16,915,318)	$728,791	—	—	$(7,699,447)
1/2/2020	Shares issued for Debt							69,685,185	6,969			(3,206)					3,763
1/2/2020	Shares issued for Debt							36,826,333	3,683			(2,578)					1,105
1/2/2020	Shares issued for Interest							17,480,000	1,748			(1,224)					524
1/2/2020	Shares issued for Fees							16,666,667	1,667			(1,167)					500
1/23/2020	Shares issued for Debt							6,739,096	674			(472)					202
1/23/2020	Shares issued for Interest							18,615,919	1,862			(1,304)					558
1/23/2020	Shares issued for Fees							16,680,931	1,668			(1,168)					500
	Net Loss Quarter Ended March 31,2020		—		—		—				—		(4,077,145)	—	—	—	(4,077,145)
	Balance March 31, 2020	348,376,230	$34,838	50,000	5	—	—	1,605,000,246	$160,498	44,000,000	$4,400	$8,294,491	$(20,992,464)	$728,791	—	—	$(11,769,440)
5/12/2020	Preferred Shares issued for Debt	3550977.18	356									2,645					3,000
5/12/2020	Preferred Shares issued for Interest	1687897.82	169									1,257					1,426
	Net Income ( Loss) Quarter Ended June 30, 2020				—		—		—		—		3,205,944	—	—	—	3,205,944
	Balance June 30, 2020	353,615,105	$35,362	50,000	5	—	—	1,605,000,246	$160,498	44,000,000	$4,400	$8,298,393	$(17,786,519)	$728,791	—	—	$(8,559,070)
7/1/2020	Preferred Shares issued for Debt	7,692,776	769									4,231					5,000
7/1/2020	Preferred Shares issued for Interest	3,911,008	391									2,151					2,542
8/7/2020	Preferred Shares issued for Debt	10,769,800	1,077									5,923					7,000
8/7/2020	Preferred Shares issued for Interest	5,780,000	578									3,179					3,757
	Capital Contribution Quarter ended September 30,2020													2,920			2,920
	Net Income ( Loss) Quarter Ended September 30, 2020		—		—		—		—		—	—	1,202,853	—	—	—	1,202,853
	Balance September 30,2020	381,768,689	$38,177	50,000	5	—	—	1,605,000,246	$160,498	44,000,000	$4,400	$8,313,876	$(16,583,666)	$731,711	—	—	$(7,334,998)
10/28/2020	Shares issued for Debt							57,726,183	5,773			(2,021)					3,752
10/28/2020	Shares Issued For Interest							22,339,663	2,234			(782)					1,452
11/6/2020	Shares issued for Debt							60,007,919	6,001			(2,101)					3,900
11/6/2020	Shares Issued For Interest							23,926,234	2,393			(838)					1,555
12/11/2020	Shares issued for Debt							60,834,498	6,083			1,217					7,300
12/11/2020	Shares Issued For Interest							26,185,501	2,619			523					3,142
12/16/2020	Shares issued for Debt							3,300,000	330			99					429
12/16/2020	Shares Issued For Interest							1,819,077	182			54					236
12/16/2020	Shares issued for Fees							1,228,077	123			36					159
12/16/2020	Shares issued for Debt							62,003,571	6,200			(2,170)					4,030
12/16/2020	Shares Issued For Interest							26,155,352	2,616			(916)					1,700
12/17/2020	Shares issued for Debt							68,333,539	6,833			1,367					8,200
12/17/2020	Shares Issued For Interest							14,883,378	1,488			212					1,700
12/17/2020	Shares issued for Debt	20,000,437	2,000									11,000					13,000
12/17/2020	Shares Issued For Interest	12,378,732	1,238									6,808					8,046
12/23/2020	Shares issued for Debt							88,888,889	8,889			7,111					16,000
12/23/2020	Shares Issued For Interest							19,555,555	1,956			1,294					3,250
12/31/2020	Shares issued for Debt							82,004,603	8,200			(2,870)					5,330
12/31/2020	Shares Issued For Interest							35,832,781	3,583			(1,254)					2,329
	Additions to Contributed Capital Quarter ended 12/31/2020													1,865			1,865
	Net Loss Quarter Ended December 31,2020		—		—		—		—		—	—	1,666,367	—	—	—	1,666,367
	Balance December 31, 2020	414,147,858	$41,415	50,000	5	—	—	2,260,025,066	$226,001	44,000,000	$4,400	$8,330,646	$(14,917,299)	$733,576	—	—	$(5,581,256)
1/28/2021	shares issued for debt							85,900,000	8,590			(3,436)					5,154
2/23/2021	shares issued for interest							88,000,000	8,800			(4,400)					4,400
2/24/2021	shares issued for debt							71,430,421	7,143			22,857					30,000
2/24/2021	shares issued for interest							11,328,865	1,133			3,625					4,758
3/2/2021	shares issued for debt							80,928,505	8,093			(2,833)					5,260
3/2/2021	shares issued for interest							38,341,033	3,834			(1,342)					2,492
3/9/2021	shares issued for debt							67,175,355	6,718			(3,361)					3,357
3/9/2021	shares issued for interest							8,824,645	882			(441)					441
3/12/2021	shares issued for debt							16,666,667	1,667			(667)					1,000
3/12/2021	shares issued for interest							95,833,333	9,583			(3,833)					5,750
3/18/2021	shares issued for debt							68,319,520	6,832			(3,417)					3,415
3/18/2021	shares issued for interest							1,680,480	168			(84)					84
3/31/2021	shares issued for debt							38,519,260	3,852			(1,927)					1,925
3/31/2021	shares issued for interest							1,480,740	148			(74)					74
	Additions to Contributed Capital Quarter ended 3/31/2021													250			250
	Net Income for the Quarter Ended March 31,2021		—		—		—		—		—	—	442,183	—	—	—	442,183
	Balance March 31, 2021	414,147,858	$41,415	50,000	5	0	0	2,934,453,890	$293,444	44,000,000	$4,400	$8,331,313	$(14,475,117)	$733,826	—	—	$(5,070,713)
4/12/2021	Shares issued for Debt							84,214,968	8,421			(5,310)					3,111
4/12/2021	Shares issued for interest							785,032	79			(30)					49
4/13/2021	Preferred Shares issued for Services					10000	1										1
4/13/2021	Shares issued for Debt							26,389,990	2,639			16,361					19,000
4/13/2021	Shares issued for interest							6,578,052	658			4,078					4,736
4/13/2021	Shares issued for Debt							58,502,448	5,850			(2,340)					3,510
4/13/2021	Shares issued for interest							25,134,385	2,513			(1,005)					1,508
4/15/2021`	Shares issued for Debt							97,542,355	9,754			(3,414)					6,340
4/15/2021`	Shares issued for interest							48,909,645	4,891			(1,712)					3,179
4/15/2021`	Shares issued for Debt							38,145,154	3,815			(1,527)					2,288
4/15/2021`	Shares issued for interest							11,336,846	1,134			(454)					680
4/15/2021`	Shares issued for Debt							89,950,579	8,995			(4,757)					4,238
4/15/2021`	Shares issued for interest							360,821	36			(19)					17
4/16/2021`	Shares issued for Debt							60,257,055	6,026			40,974					47,000
4/16/2021`	Shares issued for interest							10,498,830	1,050			7,139					8,189
4/21/2021	Shares issued for Debt							126,423,649	12,642			(4,987)					7,655
4/21/2021	Shares issued for interest							37,390,351	3,739			(1,475)					2,264
4/28/2021	Shares issued for Debt							24,445,152	2,445			19,555					22,000
4/28/2021	Shares issued for interest							4,339,015	434			3,471					3,905
5/3/2021	Shares issued for Debt							21,792,903	2,179			(763)					1,416
5/3/2021	Shares issued for interest							11,219,652	1,122			(393)					729
5/5/2021	Shares issued for Debt							18,271,120	1,827			(640)					1,187
5/5/2021	Shares issued for interest							9,481,896	948			(332)					616
5/18/2021	Shares issued for Debt							33,772,000	3,377			(1,351)					2,026
	Contributed Capital Quarter? Ended June 30, 2021													2,500			2,500
	Net Loss for the Quarter Ended June 30,2021		—		—		—		—		—	—	(7,489,115)	—	—	—	(7,489,115)
		414,147,858	$41,415	50,000	$5	10,000	$1	3,780,195,788	$378,018	44,000,000	$4,400	$8,392,382	$(21,964,232)	$736,326	—	—	$(12,411,685)
7/16/2021	Shares issued for Debt							4,999,975	500								500
7/16/2021	Shares issued for Interest							193,439,025	19,344								19,344
7/22/2021	Shares issued for Debt							100,000,000	10,000								10,000
7/22/2021	Shares issued for Interest							100,000,000	10,000								10,000
8/2/2021	Shares issued for Debt							100,000,000	10,000								10,000
9/10/2021	Shares issued for Debt							1,400,004	140			34,860					35,000
9/10/2021	Shares issued for Interest							519,722	52			12,941					12,993
9/30/2021	Shares issued for Debt							70,000,000	7,000			(2,800)					4,200
9/30/2021	Shares issued for Debt	4,000,038	400									49,600					50,000
9/30/2021	Shares issued for Interest	1,990,099	199									24,677					24,876
9/30/2021	Shares issued for Debt	4,000,044	400									49,600					50,000
9/30/2021	Shares issued for Interest	1,982,422	198									24,582					24,780
9/30/2021	Shares issued for Debt	4,000,038	400									39,600					40,000
9/30/2021	Shares issued for Interest	1,878,318	188									18,595					18,783
	Net Loss for the Quarter Ended June 30,2021				—		—		—		—		(1,384,668)	—	—	—	(1,384,668)
		431,998,817	$43,200	50,000	$5	10,000	$1	4,350,554,514	$435,054	44,000,000	$4,400	$8,644,037	$(23,348,900)	$736,326	—	—	$(13,485,877)

The following Notes are an integral part of these Financial Statement

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30, 2021	Year Ended September 30, 2020
CASH FLOWS FROM OPERATI.NG ACTIVITIES
Net Income (loss)	$(6,765,233)	$3,414,419
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants		600
Common Stock issued for Expenses	159	3000
Preferred Stock issued as compensation	1

Increase (Decrease) in Interest expense attributable to amortization of Discount	51,015	609,522
Increase (Decrease) in Accounts Payable	(18,988)	18,487
(Increase) Decrease in Accounts Receivable	(109,999)	(34,100)
Increase (Decrease) in accrued Expenses	369,825	569285
(Increase) Decrease in Prepaid Expenses	(48,146)	48
Increase(Decrease) in Contributed Capital	4,615	3053
Increase in Derivative Expense	4,264,974	(4,566,669)
Increase in Unearned Income	1,843,806
Increase (Decrease) in Bank Overdraft		1000
(Increase( Decrease in Notes Receivable	(5,396)
(Increase( Decrease in Accrued Interest Receivable	(230)
Securities accepted as compensation	(1,850,000)
Increase (Decrease) in Loss on Sale of Investment Securities	524,930
(Gain) Loss on Forgiveness of Debt	(24,364)
Unrealized Loss(Gain) on Investment Securities	632,094
Net Cash Provided by (Used in) Operating Activities	$(1,130,938)	$18,645
Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities	495,000
Net Cash Provided By Investment Activities	495,000
CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in Notes Payable	1,363,100	(26,500)
Net Cash Provided by (Used in) Financing Activities	1,363,100	(26,500)

Net Increase (Decrease) in Cash	$727,162	$(7,855)
Cash at Beginning of Period	$—	$7,855
Cash at End of Period	$727,162	$—

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$278,423	$111,133
Preferred Shares Issued for Debt	$153,000	$15,000
Cash Paid for Interest	$—	0
Common shares Issued for Interest	$101,929	$18,864
Preferred Shares issued for Interest	$76,485	$7,725

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Consolidated Financial Statements

As of September 30, 2021

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of September 30, 2021 utilized the following inputs:

Risk Free Interest Rate	1.49%
Expected Term	(3.07) – (1.09) Yrs
Expected Volatility	824.95%	%
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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2021 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the years ended September, 30 2020 and 2021.

K. NOTES RECEIVABLE

Notes receivable are stated at cost, less impairment, if any.

As of September 30,2021 the Company has the following Notes Receivable

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $23,348,900 during the period from April 24, 2012 (inception) through September 30, 2021. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE

(a) RELATED PARTY

As of September 30, 2021
David Koos	$227
Total:	$227

$227 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

(b) NON RELATED PARTY

Coventry Enterprises LLC,	$1,500,000
Total:	$1,500,000

On September 17,2021 the “Company” issued a promissory note in the principal amount of $1,500,000 ( “Note”) of which $75,000 was retained by the Holder through an Original Issue Discount (“OID”) for due diligence and origination related to this transaction and Thirty-five Thousand Dollars $35,000 was remitted by the Holder, at the instance and on behalf of the Company, directly to Holder’s counsel for documentation preparation fees resulting in net consideration paid to the Company of $1,390,000.

The Note carries “Guaranteed Interest” on the principal amount at the rate of 5% per annum for the ten-month term of this Note for an aggregate Guaranteed Interest $62,500 all of which Guaranteed Interest shall be deemed earned as of September 17, 2021.

The Principal Amount and the Guaranteed Interest shall be due and payable in five equal monthly payments of $312,500 commencing on March 17, 2022 and continuing on the 17th day of each month thereafter until paid in full not later than July 18, 2022 (the “Maturity Date”).

Solely following an Event of Default (as such term is defined in the Note) the Note shall become convertible, in whole or in part, into shares of Common Stock at the option of the Holder. The conversion price of the Note is 90% of the lowest per-share Trading Price per share. Trading Price is defined as the lowest daily VWAP for the 20 Trading Days preceding a Conversion Date. VWAP is defined as the dollar volume-weighted average price for the common shares as reported by Bloomberg.

The OID is being amortized by the Company over the term of the Note. As of September 30,2021 the unamortized discount on this Note is $71,048.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $ 0. As of September 30,2021 $100,000 of the principal amount of the Note remains outstanding.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0. As of September 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0. As of September 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $ 0 As of September 30,2021 $50,000 of the principal amount of the Note remains outstanding.

On October 31, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock and/or Series A Preferred Stock, as such Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Stock shall hereafter be changed or reclassified at a conversion price of $0.0125 per shae.

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0. As of September 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30 , 2021 $75,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $296,052 was recognized by the Company as of September 30,2021.

The issuance of the Note amounted in a discount of $75,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $98,684 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $197,368 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $197,368 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $98,684 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $197,368 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $789,474 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $394,737 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $197,368 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $592,105 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $60,000 of the principal amount of the Note remains outstanding.

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

 The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $236,842 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $60,000 which is amortized under the Interest Method over the life of the Note. As of September 30 2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $98,684 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of  September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $197,368 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $394,737 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $197,368 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of September 30,2021, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $197,368 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $40,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $157,894 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $40,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $394,737 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $98,684 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $98,684 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $394,737 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $10,964 of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $42,169 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $115,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $197,368 was recognized by the Company as of  September 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $98,684 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of September 30,2021 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $394,737 was recognized by the Company as of September 30,2021. The issuance of the Notes amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Notes. As of September 30,2021 the unamortized discount on the convertible notes outstanding is $0.

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

As of September 30, 2021 $65149 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $138,125 was recognized by the Company as of September 30, 2021. The issuance of the Note amounted in a discount of $114,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $45,394 was recognized by the Company as of September 30,2021. The issuance of the Notes amounted in a discount of $11,500 which is amortized under the Interest Method over the life of the Notes. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2021, 10,000 of the principal amount of the Note remains outstanding.

The issuance of the Note amounted in a beneficial conversion feature of $350,000 which is amortized under the Interest Method over the life of the Note. As of September 31 2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30, 2021 $9,057 of the Note remains outstanding which includes an additional $6,712 of principal indebtedness resulting from a penalty due to a default of the Terms and Conditions of the Note . During the year ended September 30, 2019 the Company determined that it was in default of the Terms and Conditions of the Note . In the event of a Default, the Holder shall be entitled to use the lowest Bid Price during the delinquency period as a base price for conversion and the Company shall be charged the default interest rate of 24%.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $14,770 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $63,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $5,250 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of September 30,2021 $1,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $1,766 was recognized by the Company as of September 30,2021.

The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $ 0.

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

As of September 30,2021 $20,331 of principal indebtedness owed on the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $33,157 was recognized by the Company as of September 30,2021.

The issuance of the Note amounted in a discount of $20,331 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $ 0.

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

As of September 30, 2021, $10,000 of the principal amount of the Note remains outstanding.

During the quarter ended June 30, 2021 Zander Therapeutics, Inc. issued a promissory note in the amount of $5,396 to the Company as consideration for expenses of Zander Therapeutics Inc., paid by the Company. The Note is payable on demand of the Holder and bears simple interest at 10% per annum.

As of September 30, 2021 the Company is indebted to David R. Koos the Compoany’s sole officer and director in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

During the year ended September 30, 2021 the Company paid $25,000 of rental expenses to the landlord of BST Partners as consideration to BST Partners for use of office space.

NOTE 7. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of September 30, 2021 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics ( See Note 6).

NOTE 8. INCOME TAXES

As of September 30, 2021

Deferred tax assets:
Net operating tax carry forwards	$4,903,269
Other	-0-
Gross deferred tax assets	4,903,269
Valuation allowance	(4,903,269)
Net deferred tax assets	$-0-

As of September 30 2021 the Company has a Deferred Tax Asset of $4,903,269 completely attributable to net operating loss carry forwards of approximately $23,348,900. The amount and availability of any net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward.

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

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30,2021:

Common stock, $ 0.0001 par value; 4,800,000,000 shares authorized: 4,350,554,514  shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of September 30,2021, 300,000,000 is designated Series A Preferred Stock of which 431,998,817 shares are outstanding as of September 30,2021, 300,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of September 30,2021, and 20,000 is designated Series NC stock of which 10,000 shares are outstanding as of September, 2021.

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

On September 30,2021 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	74,298
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	20,274
Investment Securities	593,357
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	500,000
Accrued Expenses Related Parties	89,529
Accrued Expenses	203,037
Enterprise Value	2,826,507
Less: Total Debt	(2,061,607)
Portion of Enterprise Value Attributable to Shareholders	764,900
Fair Value Per Share	$0.0167

The abovementioned constitute the Company’s sole related party investment securities as of September 30, 2021

As of September 30, 2021:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the Year ended September 30,2021
$5,741	$7,858	$2,118	$0

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the Year ended September 30,2021
$13,124	$12,109	$(1,104)	$0

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

During the quarter ended June 30, 2021 13,000 of the aforementioned common shares were sold to an unrelated party for $300,000 cash.

During the quarter ended September 30, 2021 18,000 of the aforementioned common shares were sold to an unrelated party for $195,000 cash.

As of September 30, 2021 18,300 common shares of Oncology Pharma, Inc. constitute the sole investment securities other than shares of Zander Therapeutics, Inc. held by the Company.

On September 30,2021 the Company revalued 18,300 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of September 30, 2021:

18,300 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) realized during the Year ended September 30,2021
$677,100	$198,006	$479,094	479,094

NOTE 12. STOCK TRANSACTIONS

Quarter ended December 31, 2020

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

Quarter ended March 31,2021

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

Quarter Ended June 30,2021

Issuance of Common Shares

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

Quarter ended September 30, 2021.

Issuance of Common Shares

On July 16, 2021 the Company issued 198,439,000 common shares in satisfaction of $500 of convertible indebtedness and $19,344 of accrued interest on convertible indebtedness .

On July 22, 2021 the Company issued 200,000,000 common shares in satisfaction of $10,000 of convertible indebtedness and $10,000 of accrued interest on convertible indebtedness .

On August 2, 2021 the Company issued 100,000,000 common shares in satisfaction of $10,000 of convertible indebtedness .

On September 10 , 2021 the Company issued 1,919,726 common shares in satisfaction of $35,000 of convertible indebtedness and $12,993 of accrued interest on convertible indebtedness .

On September 30, 2021 the Company issued 70,000,000 common shares in satisfaction of $4,200 of convertible indebtedness.

Issuance of Series A Preferred Shares:

On September 30, 2021 the Company issued 17,850,919 shares of Series A Preferred stock in satisfaction of $140,000 of convertible indebtedness and $68,535 of accrued interest on convertible indebtedness.

NOTE 13. SUBSEQUENT EVENTS

On October 1, 2021 the Company issued 101,718,058 common shares in satisfaction of $425,000 of convertible indebtedness and $154,991 of accrued interest on convertible indebtedness.

On October 1, 2021 the Company issued 5,869,589 shares of Series A Preferred stock in satisfaction of $50,000 of convertible indebtedness and $23,369 of accrued interest on convertible indebtedness.

On October 29, 2021 the Company issued 25748147 common shares in satisfaction of $140,000 of convertible indebtedness and $54,000 of accrued interest on convertible indebtedness.

On November 4 , 2021 the Company issued 8626613 common shares in satisfaction of $50,000 of convertible indebtedness and $69,012 of accrued interest on convertible indebtedness.

On November 24 , 2021 the Company issued 77355500 common shares in satisfaction of $92,247 of convertible indebtedness and $36,967 of accrued interest on convertible indebtedness.

On December 10 2021 the Company issued 1,425,000 shares of Series A Preferred stock in satisfaction of $25,000 of convertible indebtedness and $10,625 of accrued interest on convertible indebtedness.

Item 9A. Controls and Procedures

 a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2021. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and functions as the Company’s principal executive officer and principal financial officer respectively.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2021 is based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management believes that, as of September 30, 2018 the Company’s internal control over financial reporting is effective.

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

Executive Compensation

For the period from October 1, 2019 to September 30, 2020

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO until 1/22/2020*	From October 1, 2019 to September 30, 2020	$0	0	0	0	0
Todd S Caven Chief Financial Officer , Sole officer from 1/22/2020 until 9/30/2020***	From October 1, 2019 to September 30, 2020	$0	0	0	0	0

* Does not include $55,161 of unpaid salary accrued to Mr. Koos

*** Does not include $162,000 of unpaid salary accrued to Mr. Caven

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO	From October 1, 2020 to September 30, 2021	$0	1	0	0	0

As of September 30, 2021:

There is a balance of $725,110 of salary accrued but unpaid due to Todd Caven.

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

Based on 4,564,002,832 shares issued and outstanding as of December 6, 2021

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage
Common	David R. Koos	3,181,468	*	0.02%
	c/o Regen Biopharma, Inc.
	4700 Spring Street St 304
	La Mesa CA 91942*
Common	All Officers and Directors as a Group	3,181,468		0.02%

*includes 3,166 shares held by BMXP Holdings Shareholder's Business Trust and 710 shares held by the AFN Trust

Based on 437,868,406 shares issued and outstanding as of December 6, 2021

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series A Preferred	David R. Koos	169,413,976	38%
	c/o Regen Biopharma, Inc.
	4700 Spring Street St 304
	La Mesa CA 91942*
Series A Preferred	Bostonia Partners Inc	25,518,400	0.058278697
	1204 Tangerine El Cajone CA 92021
Series A Preferred	Zander Therapeutics, Inc.	168,267,314	38%
	4700 Spring Street St 304
	La Mesa CA 91942
Seies A Preferred	All Officers and Directors as a Group	169413976	38%
* Includes 316 shares held by BMXP Holdings Shareholder's Business Trust, 1682673314 shares held by Zander Therapeutics, Inc. and 710 shares held by the AFN Trust

Based on 44,000,00 shares outstanding as of December 6,2021

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series M Preferred	David R. Koos	115,000,00	26.14%
	c/o Regen Biopharma, Inc
	4700 Spring Street, Suite 304,
	La Mesa, California 91942
Series M Preferred	Todd S. Caven	10,000,000	22.73%
	8578 TERRACEVIEW LANE NORTH
	MAPLE GROVE, MN 55311
Series M Preferred	Roger Formisano	3,000,000	6.82%
	4124 N. 64th Street
	Scottsdale, AZ 85251
Series M Preferred	Robert D. Hopkins	3,000,000	6.82%
	11642 N. 40th Place
	Phoenix, AZ 85028
Series M Preferred	Harry Lander	10,000,000	22.73%
	50 SUTTON PLACE SOUTH
	APT. 6A
	NEW YORK, NY 10022
Series M Preferred	Jean-Pierre Millon	6,000,000	13.64%
	3908 E. San Miguel Ave
	Paradise Valley, AZ 85253
Series M Preferred	All Officers and Directors as a Group	11,500,000	26.14%

based on 50,000 shares outstanding as of December 6,2021

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series AA Preferred	David R. Koos
	c/o Regen Biopharma, Inc.	50,000	100%
	4700 Spring Street St 304
	La Mesa CA 91942
Series AA Preferred	All Officers and Directors as a Group	50,000	100%

based on 10,000 shares outstanding as of December 6,2021

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series NC Preferred	David R. Koos
	c/o Regen Biopharma, Inc.	50,000	100%
	4700 Spring Street St 304
	La Mesa CA 91942
Series NC Preferred	All Officers and Directors as a Group	50,000	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

As of September 30, 2021 the Company is indebted to David R. Koos the Compoany’s sole officer and director in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

During the year ended September 30, 2021 the Company paid $25,000 of rental expenses to the landlord of BST Partners as consideration to BST Partners for use of office space.

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

The Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of communication with management.

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

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning October 1, 2020 and ending September 30, 2021:

Audit Fees	$54060
Audit Related Fees	23700
Tax Fees	0
All Other Fees	0
$77,760

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:  Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended September 30, 2019 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports

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

*** Incorporated by Reference to Exhibit 3(i) of that Current Report filed by the Company on Form 8-K dated March 29,2021

**** Incorporated by Reference to Exhibit 10.1 of that Current Report filed by the Company on Form 8-K dated April 7,2021

***** Incorporated by Reference to Exhibit 10.2 of that Current Report filed by the Company on Form 8-K dated April 7,2021

****** Incorporated by Reference to Exhibit 10.1 of that Current Report filed by the Company on Form 8-K dated April 15, 2021

****** Incorporated by Reference to Exhibit 10.1 of that Current Report filed by the Company on Form 8-K dated September 24, 2021

******* Incorporated by Reference to Exhibit 10.l of that Current Report filed by the Company on Form 8-K dated September 15, 2021

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

