Form 10-Q
period 2021-12-31
Regen BioPharma Inc
filed 2022-01-20
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2021

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
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2021 Regen Biopharma, Inc. had 4,564,002,832 common shares outstanding.

As of December 31, 2021 Regen Biopharma, Inc. had 439,293,006 shares of Series A Preferred Stock outstanding.

As of December 31, 2021 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of December 31, 2021 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of December 31, 2021 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2021 (Unaudited)	September 30, 2021
ASSETS
CURRENT ASSETS
Cash	$353,492	$727,162
Accounts Receivable, Related Party	240,617	213,192
Note Receivable, Related Party	5,396	5,396
Accrued Interest Receivable	365	230
Prepaid Expenses	41,288	48,144
Total Current Assets	641,157	994,124

OTHER ASSETS
Investment Securities	74,115	198,006
Investment Securities, Related Party	19,969	19,969
Total Other Assets	94,084	217,975

TOTAL ASSETS	$735,241	$1,212,099
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	32,288	91,498
Notes Payable	1,451,630	1,429,179
Accrued payroll taxes	4,241	4,241
Accrued Interest	661,934	954,861
Accrued Rent	0	0
Accrued Payroll	1,266,679	1,266,679
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Unearned Income	1,812,166	1,843,806
Derivative Liability	3,927,538	6,892,477
Convertible Notes Payable Less unamortized discount	1,262,310	2,131,311
Convertible Notes Payable, Related Parties Less unamortized discount	10,000	21,500
Total Current Liabilities	10,491,210	14,697,976
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount		0
Total Long Term Liabilities
Total Liabilities	10,491,210	14,697,976

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 4,800,000,000 authorized and 4,564,002,832 issued and outstanding as of December 31,2021 and 4,800,000,000 authorized and 4,350,554,514 shares issued and outstanding as of September 30 ,2021.	456,399	435,054
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of December 31,2021 and September 30,2021 respectively
Series A Preferred 300,000,000 authorized, 439,293,406 and 431,998,817 outstanding as of December 31,2021 and September 30, 2021 respectively	43,929	43,200
Series AA Preferred $0.0001 par value 600,000 authorized and 50,000 and 50,000 outstanding as of December 31,2021 and September 30,2021 respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and 44,000,000 outstanding as of September 30,2021 and December 31, 2021 respectively	4,400	4,400
Series NC Preferred $0.0001 par value 20,000 and 0 authorized and 10,000 and 0 outstanding as of September 30, 2021 and December 31,2021 respectively	1	1
Additional Paid in capital	9,706,891	8,644,037
Contributed Capital	736,326	736,326
Retained Earnings (Deficit)	(20,703,920)	(23,348,900)
Total Stockholders' Equity (Deficit)	(9,755,969)	(13,485,877)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$735,241	$1,212,099

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
( Unaudited)

	Quarter Ended December 31,2021	Quarter Ended December 31,2020
REVENUES
Revenues	$31,640	$—
Revenues, Related Party	27,425	27,425
TOTAL REVENUES	59,065	27,425

COST AND EXPENSES
Research and Development	35,418	1,127
Research and Development, Related Party	80,275	0
General and Administrative	6,658	44,778
Consulting and Professional Fees	38,136	0
Rent	5,000	0
Total Costs and Expenses	165,487	45,905
OPERATING INCOME (LOSS)	$(106,423)	$(18,480)

OTHER INCOME & (EXPENSES)
Interest Income	135	0
Interest Expense	(35,010)	(73,212)

Interest Expense attributable to Amortization of Discount	(22,451)	(36,717)
Unrealized Gain ( Loss) on sale of Investment Securities	(123,891)	0
Gain (Loss) on derecognition of Accounts Payable	62,700	0
Derivative Income (Expense)	2,964,939	1,794,776
Gain (Loss) on Extinguishment Convertible Debt	(95,019)	0
TOTAL OTHER INCOME (EXPENSE)	2,751,403	1,684,847

NET INCOME (LOSS)	$2,644,980	$1,666,367
NET INCOME (LOSS) attributable to common shareholders	$2,391,062	$1,385,417
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.001	$0.000
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,506,953,931	1,769,079,104

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
Condensed Consolidated Statement of Shareholder's Deficit
(Unaudited)
Quarters ended December 31, 2020 and December 31, 2021

		Series A Preferred		Series AA Preferred			Series NC Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
	Balance September 30,2020	381,768,689	$38,177	50,000		$5	—	—	1,605,000,246	$160,498	44,000,000	$4,400	$8,313,876	$(16,583,666)	$731,711	$(7,334,998)
10/28/2020	Shares issued for Debt								57,726,183	5,773			(2,021)			3,752
10/28/2020	Shares Issued For Interest								22,339,663	2,234			(782)			1,452
11/6/2020	Shares issued for Debt								60,007,919	6,001			(2,101)			3,900
11/6/2020	Shares Issued For Interest								23,926,234	2,393			(838)			1,555
12/11/2020	Shares issued for Debt								60,834,498	6,083			1,217			7,300
12/11/2020	Shares Issued For Interest								26,185,501	2,619			523			3,142
12/16/2020	Shares issued for Debt								3,300,000	330			99			429
12/16/2020	Shares Issued For Interest								1,819,077	182			54			236
12/16/2020	Shares issued for Fees								1,228,077	123			36			159
12/16/2020	Shares issued for Debt								62,003,571	6,200			(2,170)			4,030
12/16/2020	Shares Issued For Interest								26,155,352	2,616			(916)			1,700
12/17/2020	Shares issued for Debt								68,333,539	6,833			1,367			8,200
12/17/2020	Shares Issued For Interest								14,883,378	1,488			212			1,700
12/17/2020	Shares issued for Debt	20,000,437	2,000										11,000			13,000
12/17/2020	Shares Issued For Interest	12,378,732	1,238										6,808			8,046
12/23/2020	Shares issued for Debt								88,888,889	8,889			7,111			16,000
12/23/2020	Shares Issued For Interest								19,555,555	1,956			1,294			3,250
12/31/2020	Shares issued for Debt								82,004,603	8,200			(2,870)			5,330
12/31/2020	Shares Issued For Interest								35,832,781	3,583			(1,254)			2,329
	Additions to Contributed Capital Quarter ended 12/31/2020		—		—			—		—		—			1,865	1,865
	Net Loss Quarter Ended December 31,2020													1,666,367		1,666,367
	Balance December 31, 2020	414,147,858	$41,415	50,000		$5	—	—	2,260,025,066	$226,001	44,000,000	$4,400	$8,330,646	$(14,917,299)	$733,576	$(5,581,256)
	Balance September 30, 2021	431,998,817	$43,200	50,000		$5	10,000	$1	4,350,554,514	$435,054	44,000,000	$4,400	$8,644,037	$(23,348,900)	$736,326	$(13,485,877)
10/1/2021	Shares issued for Debt								10,000,000	1,000			99,000			100,000
10/1/2021	Shares issued for Interest								2,666,200	267			26,395			26,662
10/1/2021	Shares issued for Debt								10,000,000	1,000			99,000			100,000
10/1/2021	Shares issued for Interest								3,883,700	388			38,449			38,837
10/1/2021	Shares issued for Debt								6,022,971	602			49,398			50,000
10/1/2021	Shares issued for Interest								2,361,366	236			19,367			19,603
10/1/2021	Shares issued for Debt								15,503,953	1,550			48,450			50,000
10/1/2021	Shares issued for Interest								5,759,719	576			17,999			18,575
10/1/2021	Shares issued for Interest								23,255,888	2,326			72,674			75,000
10/1/2021	Shares issued for Debt								9,945,768	995			31,080			32,075
10/1/2021	Shares issued for Interest								7,751,973	775			24,225			25,000
10/1/2021	Shares issued for Interest								3,211,178	321			10,035			10,356
10/1/2021	Shares issued for Debt								1,000,016	100			24,900			25,000
10/1/2021	Shares issued for Interest								355,326	36			8,847			8,883
10/1/2021	Shares issued for Debt	4,000,047	400										49,600			50,000
10/1/2021	Shares issued for Interest	1,869,542	187										23,182			23,369
10/29/2021	Shares issued for Debt								10,256,427	1,026			98,974			100,000
10/29/2021	Shares issued for Interest								4,082,878	408			39,400			39,808
10/29/2021	Shares issued for Debt								8,421,053	842			39,158			40,000
10/29/2021	Shares issued for Interest								2,987,789	299			13,893			14,192
11/4/2021	Shares issued for Debt								6,250,082	625			49,375			50,000
11/4/2021	Shares issued for Interest								2,376,531	238			18,774			19,012
11/24/2021	Shares issued for Debt								72,476,800	7,248			3,716			10,964
11/24/2021	Shares issued for Debt								1,000,014	100			24,900			25,000
11/24/2021	Shares issued for Interest								461,086	46			11,481			11,527
11/24/2021	Shares issued for Debt								2,400,000	240			59,760			60,000
11/24/2021	Shares issued for Interest								1,017,600	102			25,338			25,440
12/10/2021		1,000,000	100										24,900			25,000
12/10/2021		425,000	43										10,583			10,625
	Net Loss for the Quarter Ended December 31,2021		—			—		—		—		—		2,644,980	—	2,644,980
	Balance December 31,2021	439,293,406	$43,929	50,000		$5	10,000	$1	4,564,002,832	$456,399	44,000,000	$4,400	$9,706,891	$(20,703,920)	—	$(9,755,969)

The Accompanying Notes are an integral part of these Financial Statements

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended	Quarter Ended
	December 31, 2021	December 31,2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$2,644,980	1666367
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	—	—
Common Stock issued for Expenses		159
Preferred Stock issued as compensation	—	—
Increase (Decrease) in Interest expense attributable to amortization of Discount	22,451	36,717
Increase (Decrease) in Accounts Payable	(59,210)	3,369
(Increase) Decrease in Accounts Receivable	(27,425)	(27,425)
Increase (Decrease) in accrued Expenses	6,036	113712
(Increase) Decrease in Prepaid Expenses	6,856	12
Increase(Decrease) in Contributed Capital		1865
Increase (Decrease) in Derivative Expense	(2,964,939)	(1,794,776)
Increase (Decrease) in Unearned Income	(31,640)
Increase (Decrease) in Bank Overdraft
(Increase( Decrease in Notes Receivable
(Increase( Decrease in Accrued Interest Receivable	(135)
Securities accepted as compensation
Increase (Decrease) in Loss on Sale of Investment Securities
(Gain) Loss on Forgiveness of Debt
Unrealized Loss(Gain) on Investment Securities	123,891
Net Cash Provided by (Used in) Operating Activities	$(279,135)	$—

Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities
Net Cash Provided By Investment Activities

CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in Notes Payable	—	—
Increase( Decrease) in Convertible Notes Payable	(94,535)	0
Net Cash Provided by (Used in) Financing Activities	$(94,535)	0

Net Increase (Decrease) in Cash	(373,670)	0
Cash at Beginning of Period	$727,162	$—
Cash at End of Period	$353,492	$—

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$710,964	$48,941
Preferred Shares Issued for Debt	$75,000	$13,000
Cash Paid for Interest	$28,973	$—
Common shares Issued for Interest	$264,970	$15,721
Preferred Shares issued for Interest	$33,994	$8,046

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of December 31, 2021

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of December 31, 2021 utilized the following inputs:

Risk Free Interest Rate	1.49%
Expected Term	.(0.66) – (1.85) Yrs
Expected Volatility	824.95%
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
7

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended December 31,2020 and December 31, 2021..

K. NOTES RECEIVABLE

Notes receivable are stated at cost, less impairment, if any.

As of December 31,2021 the Company has the following Notes Receivable

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
9

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $20,703,920 during the period from April 24, 2012 (inception) through December 31, 2021. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE

(a) RELATED PARTY

As of December 31, 2021
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

The OID is being amortized by the Company over the term of the Note. As of December 31 ,2021 the unamortized discount on this Note is $48,597.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of December 31,2021 the unamortized discount on the convertible note outstanding is $ 0. As of December 31, 2021 $100,000 of the principal amount of the Note remains outstanding.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0. December 31,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0. As of December 31,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $ 0 As of December 31,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30,2021 the unamortized discount on the convertible note outstanding is $0. As of December 31 ,2021 $50,000 of the principal amount of the Note remains outstanding.

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

As of December 31,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $204,082 was recognized by the Company as of December 31, 2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31,2021 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of December 31 ,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $204,082 was recognized by the Company as of December 31,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31,2021 the unamortized discount on the convertible note outstanding is $0.

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
16

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

As of December 31,2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $204,082 was recognized by the Company as of September 30,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31,2021 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $816,327 was recognized by the Company as of December 31,2021. The issuance of the Note amounted in a discount of $200,000 which is amortized under the Interest Method over the life of the Note. As of December 31 ,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31,2021 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $612,245 was recognized by the Company as of December 31,2021. The issuance of the Note amounted in a discount of $150,000 which is amortized under the Interest Method over the life of the Note. As of December 31,2021 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of December 31, 2021 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $204,082 was recognized by the Company as of December 31, 2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31,2021 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of December 31,2021, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $204,082 was recognized by the Company as of December 31,2021. The issuance of the Note amounted in a discount of $50,000 which is amortized under the Interest Method over the life of the Note. As of December 31,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31,2021 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $408,163 was recognized by the Company as of December 31,2021. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $102,041 was recognized by the Company as of December 31,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31,2021 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $102,041 was recognized by the Company as of December 31,2021. The issuance of the Note amounted in a discount of $25,000 which is amortized under the Interest Method over the life of the Note. As of December 31,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31,2021 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $408,163 was recognized by the Company as of December 31,2021. The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31,2021 the unamortized discount on the convertible note outstanding is $0.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”).

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes.

As of December 31,2021 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $408,163 was recognized by the Company as of December 31,2021. The issuance of the Notes amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Notes. As of December 31,2021 the unamortized discount on the convertible notes outstanding is $0.

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

As of December 31,2021 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $46,938 was recognized by the Company as of December 31,2021. The issuance of the Notes amounted in a discount of $11,500 which is amortized under the Interest Method over the life of the Notes. As of December 31,2021 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31, 2021, 10,000 of the principal amount of the Note remains outstanding.

The issuance of the Note amounted in a beneficial conversion feature of $350,000 which is amortized under the Interest Method over the life of the Note. As of December 31 2021 the unamortized discount on the convertible note outstanding is $0.

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

As of December 31,2021 $1,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $3,048 was recognized by the Company as of December 31,2021.

The issuance of the Note amounted in a discount of $100,000 which is amortized under the Interest Method over the life of the Note. As of December 31,2021 the unamortized discount on the convertible note outstanding is $0.

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

On October 8,2021 the Company entered into an agreement with Dr. Brian Koos, MD PhD whereby Dr. Brian Koos would provide services to the Company consisting of :

a)       Reviewing existing publications on research being conducted on Checkpoint NR2F6.

b)       Identifying the most promising applications for the Company’s technology

c)       Drafting a “white paper” on results for 1(b)

d)       Making introductions to known experts in appropriate fields identified in 1(b).

Dr. Brian Koos is to be paid compensated $117,000 as total consideration for performing the abovementioned tasks. During the quarter ended December 31, 2021 Dr. Brian Koos was paid the amount of $80,275. Dr. Brian Koos is the brother of David Koos the Chairman and Chief Executive Officer of the Company.

As of December 31, 2021 the Company is indebted to David R. Koos the Company’s sole officer and director in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

During the quarter ended December 31, 2021 the Company paid $5,000 of rental expenses to the landlord of BST Partners as consideration to BST Partners for use of office space. BST Partners is controlled by David R. Koos the Chairman and Chief Executive Officer of the Company.

On January 13, 2022 Regen Biopharma, Inc. entered into a sublease agreement with BST Partners (“BST”) whereby Regen Biopharma, Inc. would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $5,000 per month beginning January 14, 2022.

BST Partners is controlled by David Koos who serves as the sole officer and director of Regen Biopharma, Inc.

NOTE 7. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of December 31, 2021 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics (See Note 6).

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31 2021:

Common stock, $ 0.0001 par value; 4,800,000,000 shares authorized: 4,564,002,832  shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of December 31,2021, 300,000,000 is designated Series A Preferred Stock of which 439,293,406 shares are outstanding as of December 31,2021, 300,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of December 31,2021, and 20,000 is designated Series NC stock of which 10,000 shares are outstanding as of December 31, 2021. .

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

NOTE 9. INVESTMENT SECURITIES, RELATED PARY

On June 11, 2018 Regen Biopharma, Inc. was paid a property dividend consisting of 470,588 of the common shares of Zander Therapeutics, Inc.

On November 29, 2018 the Company accepted 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of prepaid rent and accrued interest owed to the Company collectively amounting to $13,124.

On December 31,2021 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	74,298
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	20,274
Investment Securities	593,357
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	500,000
Accrued Expenses Related Parties	89,529
Accrued Expenses	203,037
Enterprise Value	2,826,507
Less: Total Debt	(2,061,607)
Portion of Enterprise Value Attributable to Shareholders	764,900
Fair Value Per Share	$0.0167

The abovementioned constitute the Company’s sole related party investment securities as of December 31, 2021

As of December 31, 2021:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended December 31,2021
$5,741	$7,858	$2,118	$0

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the quarter ended September 30,2021
$13,124	$12,109	$(1,104)	$0

NOTE 10. INVESTMENT SECURITIES

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

As of December 31, 2021 18,300 common shares of Oncology Pharma, Inc. constitute the sole investment securities other than shares of Zander Therapeutics, Inc. held by the Company.

On December 31,2021 the Company revalued 18,300 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of December 31, 2021:

18,300 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) realized during the quarter ended December 31,2021
$677,100	$74,115	$602,985	$(123,891)

NOTE 12. STOCK TRANSACTIONS

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

On November 24, 2021 the Company issued 77355500 common shares in satisfaction of $95,964 of convertible indebtedness and $36,967 of accrued interest on convertible indebtedness.

On December 10 2021 the Company issued 1,425,000 shares of Series A Preferred stock in satisfaction of $25,000 of convertible indebtedness and $10,625 of accrued interest on convertible indebtedness.

NOTE 13. SUBSEQUENT EVENTS

On January 13, 2022 Regen Biopharma, Inc. entered into a sublease agreement with BST Partners (“BST”) whereby Regen Biopharma, Inc. would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $5,000 per month beginning January 14, 2022.

BST Partners is controlled by David Koos who serves as the sole officer and director of Regen Biopharma, Inc.

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

As of September 30, 2021 we had Cash of $727,162 and as of December 31,2021 we had cash of $353,492.The decrease in cash of approximately 51.39% is primarily attributable to the payment of $218,529 in satisfaction $94,537 of convertible indebtedness and $28,973 of accrued interest on convertible indebtedness offset by funds expended in operation of the Company’s business.

As of September 30, 2021 we had Accounts Receivable, Related Party of $213,192 and as of December 31, 2021 we had Accounts Receivable, Related Party of $ 240,617. The increase of approximately 12.9% is attributable to the accrual during the quarter ended December 31,2021 of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc.

As of September 30, 2021 we had Prepaid Expenses of $48,144 and as of December 31, 2021 we had prepaid expenses of $41,288. The decrease in Prepaid Expenses of approximately 14.24% is attributable to the recognition of expenses incurred over the quarter resulting from an agreement to provide Research and Development services which was prepaid during the quarter ended September 30, 2021. The term of the agreement is from July 1, 2021 to July 1, 2023. The total consideration due of $55,000 was paid to the contractor as of July 1, 2021 and is being expensed over the term of the agreement.

As of December 31 , 2021 we had Investment Securities ( Not Related Party) of $74,115 and as of September 30,2021 we had Investment Securities (Not Related Party) of $198,006. As of December 31, 2021 18,300 common shares of Oncology Pharma, Inc. constitute the sole investment securities other than shares of Zander Therapeutics, Inc. held by the Company. On December 31, 2021 the Company revalued 18,300 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market resulting in the recognition of a decrease in fair value of 62.5% as compared to September 30, 2021.

As of December 31, 2021 we had Accounts Payable of $32,288 and as of September 30, 2021 we had Accounts Payable of $91,498. The decrease in Accounts Payable of approximately 64.91% is primarily attributable to the derecognition of $62,700 of payables for which recovery is barred by the statute of limitations imposed under California Code of Civil Procedure §337.

As of December 31, 2021 we had Accrued Interest Payable of $661,934 and as of September 30, 2021 we had Accrued Interest Payable of $954,861.

The decrease in Accrued Interest Payable of approximately 30.68% is attributable to the conversion during the quarter ended December 31, 2021 of $298,964 of interest accrued but unpaid on Convertible Notes issued by the Company and the satisfaction of $28,973 of interest accrued but unpaid in cash offset by additional interest accrued but unpaid during the quarter ended December 31, 2021 on Notes Payable and Convertible Notes Payable.

As of December 31, 2021 we had a Derivative Liability of $3.927,538 and as of September 30, 2021 we had a Derivative Liability of $6,892,477. The decrease in Derivative Liability of approximately 43% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $962,500 outstanding as of December 31, 2021.

As of December 31, 2021 we had Convertible Notes Payable of $1,272,310 as opposed to Convertible Notes Payable of $2,152,811 as of September 30, 2021. The decrease of 40.7% is attributable to :

(a)	the conversion of $785,964 of principal convertible indebtedness into the equity securities of the Company
(b)	the satisfaction of $94,537 of principal convertible indebtedness in cash.

. Material Changes in Results of Operations

Revenues from continuing operations were $59,065 for the quarter ended December 31,2021 and $27,425 for the same period ended 2020. The increase of approximately 115% is attributable to $31,640 of revenue recognized during the quarter ended December 31, 2021 pursuant to a license granted to Oncology Pharma,Inc. Operating Loss was $106,423 for the quarter ended December 31,2021 whereas Operating Loss was $18,480 for the same quarter ended 2020; an increase primarily attributable to revenue recognized during the quarter ended June 30,2021 pursuant to a license granted to Oncology Pharma Inc. as well as materially lower operating expenses recognized during the quarter ended December 31,2020 as compared to December 31,2021.

Net Income was $ 2,644,980 for the quarter ended December 30, 2021 versus Net Income of $1,666,367 recognized during the same period ended 2020. This was primarily attributable to greater Derivative income recognized during the quarter ended December 31, 2021 as compared to the same quarter ended 2020.

As of December 31, 2021 we had $353,492 in cash on hand and current liabilities of $10.491,210 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable , Derivative Liability Recognized, bank overdraft Unearned Income and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of December 31, 2021 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October 1, 2021 and ending on December 31, 2021, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

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

On November 4, 2021 the Company issued 8626613 common shares in satisfaction of $50,000 of convertible indebtedness and $69,012 of accrued interest on convertible indebtedness.

On November 24, 2021 the Company issued 77355500 common shares in satisfaction of $95,964 of convertible indebtedness and $36,967 of accrued interest on convertible indebtedness.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. Exhibit Index

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
10. 1	SUBLEASE*

* Incorporated by reference to Exhibit 10.1 of that Current Report on Form 8-K filed 1/14/2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	January 20, 2022

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	January 20, 2022

