Form 10-Q
period 2022-03-31
Regen BioPharma Inc
filed 2022-04-21
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2022

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
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 7, 2022 Regen Biopharma, Inc. had 4,736,002,832  common shares outstanding.

As of April 7,2022 Regen Biopharma, Inc. had 439,293,406 shares of Series A Preferred Stock outstanding.

As of April 7, 2022 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of April 7, 2022 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of April 7, 2022 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2022	As of September 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$234,674	$727,162
Accounts Receivable, Related Party	268,042	213,192
Note Receivable, Related Party	5,396	5,396
Accrued Interest Receivable	496	230
Prepaid Expenses	34,582	48,144
Total Current Assets	543,190	994,124
OTHER ASSETS
Investment Securities	67,710	198,006
Investment Securities, Related Party	19,969	19,969
Total Other Assets	87,679	217,975
TOTAL ASSETS	$630,869	$1,212,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	41,629	91,498
Notes Payable	227	1,429,179
Accrued payroll taxes	4,241	4,241
Accrued Interest	664,787	954,861
Accrued Rent	—	0
Accrued Payroll	1,266,679	1,266,679
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Unearned Income	1,781,222	1,843,806
Derivative Liability	70,561,820	6,892,477
Convertible Notes Payable Less unamortized discount	2,987,270	2,131,311
Convertible Notes Payable, Related Parties Less unamortized discount	10,000	21,500
Total Current Liabilities	77,380,299	14,697,976
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount	—	0
Total Long Term Liabilities
Total Liabilities	77,380,299	14,697,976

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 5,800,000,000 authorized and 4,580,002,832 issued and outstanding as of March 31,2022 and 4,800,000,000 authorized and 4,350,554,514 shares issued and outstanding as of September 30 ,2021.	457,999	435,054
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of	—	—
March 31,2022 and September 30,2021 respectively	—	—
Series A Preferred 300,000,000 authorized as of September 30,2021 and 540,000,000 authorized as of March 31, 2022; 439,293,406 and 431,998,817 outstanding as of March 31,2022 and September 30, 2021 respectively	43,929	43,200
Series AA Preferred $0.0001 par value 600,000 authorized and 50,000 and 50,000 outstanding as of March 31, 2022 and September 30,2021 respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and 44,000,000 outstanding as of September 30,2021 and 60,000,000 authorized and 44,000,000 outstanding as of March 31, 2022	4,400	4,400
Series NC Preferred $0.0001 par value 20,000 authorized and 10,000 outstanding as of September 30, 2021 and March 31,2022 respectively	1	1
Additional Paid in capital	9,793,419	8,644,037
Contributed Capital	736,326	736,326
Retained Earnings (Deficit)	(87,785,509)	(23,348,900)
Total Stockholders' Equity (Deficit)	(76,749,430)	(13,485,877)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$630,869	$1,212,099

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
( Unaudited)

	Quarter Ended March 31, 2022	Quarter Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
REVENUES
Revenues	$30,945	$—	$62,584	$—
Revenues, Related Party	27,425	27,425	54,849	54,849
TOTAL REVENUES	58,369	27,425	117,434	54,849
COST AND EXPENSES
Research and Development	27,390	512	62,809	1,639
Research and Development, Related Party	36,975	0	117,250	0
General and Administrative	5,355	39,886	12,013	84,664
Consulting and Professional Fees	50,143	0	88,279	0
Rent	15,000	0	20,000	0
Total Costs and Expenses	134,863	40,398	300,351	86,303
OPERATING INCOME (LOSS)	$(76,494)	$(12,973)	$(182,917)	$(31,453)

OTHER INCOME & (EXPENSES)
Interest Income	131	0	266	0
Interest Expense	(42,561)	(65,247)	(77,571)	(138,459)
Interest Expense attributable to Amortization of Discount	(21,977)	(9,932)	(44,428)	(46,649)
Penalties	(300,000)	0	(300,000)	0
Unrealized Gain ( Loss) on sale of Investment Securities	(6,405)	0	(130,296)	0
Gain (Loss) on derecognition of Accounts Payable	0	0	62,700	0
Derivative Income (Expense)	(66,634,282)	530,335	(63,669,343)	2,325,111
Gain (Loss) on Extinguishment Convertible Debt	0	—	(95,019)	0
TOTAL OTHER INCOME (EXPENSE)	(67,005,095)	455,156	(64,253,692)	2,140,002

NET INCOME (LOSS)	$(67,081,589)	$442,183	$(64,436,609)	$2,108,549
NET INCOME (LOSS) attributable to common shareholders	$(67,081,589)	$382,046	$(64,436,609)	$1,821,787

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.015)	$0.0002	$(0.014)	$0.00086
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,564,542,158	2,457,641,499	4,535,585,981	2,125,778,002

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
Condensed Consolidated Statement of Shareholder's Deficit
(Unaudited)

	Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Peferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
Balance September 30, 2020	381,768,689	$38,177	50,000	5	—		1,605,000,246	$160,498	44,000,000	$4,400	$8,313,876	$(16,583,666)	$731,711	$(7,334,998)
Shares issued for Debt							57,726,183	5,773			(2,021)			3,752
Shares Issued For Interest							22,339,663	2,234			(782)			1,452
Shares issued for Debt							60,007,919	6,001			(2,101)			3,900
Shares Issued For Interest							23,926,234	2,393			(838)			1,555
Shares issued for Debt							60,834,498	6,083			1,217			7,300
Shares Issued For Interest							26,185,501	2,619			523			3,142
Shares issued for Debt							3,300,000	330			99			429
Shares Issued For Interest							1,819,077	182			54			236
Shares issued for Fees							1,228,077	123			36			159
Shares issued for Debt							62,003,571	6,200			(2,170)			4,030
Shares Issued For Interest							26,155,352	2,616			(916)			1,700
Shares issued for Debt							68,333,539	6,833			1,367			8,200
Shares Issued For Interest							14,883,378	1,488			212			1,700
Shares issued for Debt	20,000,437	2,000									11,000			13,000
Shares Issued For Interest	12,378,732	1,238									6,808			8,046
Shares Issued for Debt							88,888,889	8,889			7,111			16,000
Shares Issued For Interest							19,555,555	1,956			1,294			3,250
Shares issued for Debt							82,004,603	8,200			(2,870)			5,330
Shares Issued For Interest							35,832,781	3,583			(1,254)			2,329
Additions to Contributed Capital					—	—							1,865	1,865
Net Loss	—	—	—	—			—	—	—	—	—	1,666,367	—	1,666,367
Balance December 31, 2020	414,147,858	$41,415	50,000	5	—		2,260,025,066	$226,001	44,000,000	$4,400	$8,330,646	$(14,917,299)	$733,576	$(5,581,256)
shares issued for debt							85,900,000	8,590			(3,436)			5,154
shares issued for interest							88,000,000	8,800			(4,400)			4,400
shares issued for debt							71,430,421	7,143			22,857			30,000
shares issued for interest							11,328,865	1,133			3,625			4,758
shares issued for debt							80,928,505	8,093			(2,833)			5,260
shares issued for interest							38,341,033	3,834			(1,342)			2,492
shares issued for debt							67,175,355	6,718			(3,361)			3,357
shares issued for interest							8,824,645	882			(441)			441
shares issued for debt							16,666,667	1,667			(667)			1,000
shares issued for interest							95,833,333	9,583			(3,833)			5,750
shares issued for debt							68,319,520	6,832			(3,417)			3,415
shares issued for interest							1,680,480	168			(84)			84
shares issued for debt							38,519,260	3,852			(1,927)			1,925
shares issued for interest							1,480,740	148			(74)			74
Additions to Contributed Capital													250	250
Net Income	—	—	—	—	—	—	—	—	—	—	—	442,183	—	4,421,825,363
Balance March 31, 2021	414,147,858	$41,415	50,000	5	0	0	2,934,453,890	$293,444	44,000,000	$4,400	$8,331,313	$(14,475,117)	$733,826	$(5,070,713)
Balance September 30, 2021	431,998,817	$43,200	50,000	$5	10,000	$1	4,350,554,514	$435,054	44,000,000	$4,400	$8,644,037	$(23,348,900)	$736,326	$(13,485,877)
Shares issued for Debt							10,000,000	1,000			99,000			100,000
Shares issued for Interest							2,666,200	267			26,395			26,662
Shares issued for Debt							10,000,000	1,000			99,000			100,000
Shares issued for Interest							3,883,700	388			38,449			38,837
Shares issued for Debt							6,022,971	602			49,398			50,000
Shares issued for Interest							2,361,366	236			19,367			19,603
Shares issued for Debt							15,503,953	1,550			48,450			50,000
Shares issued for Interest							5,759,719	576			17,999			18,575
Shares issued for Interest							23,255,888	2,326			72,674			75,000
Shares issued for Debt							9,945,768	995			31,080			32,075
Shares issued for Interest							7,751,973	775			24,225			25,000
Shares issued for Interest							3,211,178	321			10,035			10,356
Shares issued for Debt							1,000,016	100			24,900			25,000
Shares issued for Interest							355,326	36			8,847			8,883
Shares issued for Debt	4,000,047	400									49,600			50,000
Shares issued for Interest	1,869,542	187									23,182			23,369
Shares issued for Debt							10,256,427	1,026			98,974			100,000
Shares issued for Interest							4,082,878	408			39,400			39,808
Shares issued for Debt							8,421,053	842			39,158			40,000
Shares issued for Interest							2,987,789	299			13,893			14,192
Shares issued for Debt							6,250,082	625			49,375			50,000
Shares issued for Interest							2,376,531	238			18,774			19,012
Shares issued for Debt							72,476,800	7,248			3,716			10,964
Shares issued for Debt							1,000,014	100			24,900			25,000
Shares issued for Interest							461,086	46			11,481			11,527
Shares issued for Debt							2,400,000	240			59,760			60,000
Shares issued for Interest							1,017,600	102			25,338			25,440
Shares issued for Debt	1,000,000	100									24,900			25,000
Shares issued for Interest	425,000	43									10,583		—	10,625
Net Loss	—	—	—	—	—	—	—	—	—	—	—	2,644,980	—	2,644,980
Balance December 31, 2021	439,293,406	$43,929	50,000	$5	10,000	$1	4,564,002,832	$456,399	44,000,000	$4,400	$9,706,891	$(20,703,920)	—	$(9,755,969)
Shares Issued for Debt							8,790,790	879			47,541			48,420
Shares Issued for Interest							7,209,210	721			38,987		—	39,708
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(67,081,589)	—	(67,081,589)
Balance March 31, 2022	439,293,406	$43,929	50,000	$5	10,000	1	4,580,002,832	$457,999	44,000,000	$4,400	$9,793,419	$(87,785,509)	—	$(76,749,430)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
( unaudited)

	Six Months Ended	Six Months Ended
	March 31,2022	March 31,2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(64,436,609)	$2,108,549
Adjustments to reconcile net Income to net cash
Preferred Stock issued to Consultants	—
Common Stock issued for Expenses		159
Preferred Stock issued as compensation	—
Increase (Decrease) in Interest expense attributable to amortization of Discount	44,428	46,649
Increase (Decrease) in Accounts Payable	(49,870)	6,645
(Increase) Decrease in Accounts Receivable	(54,850)	(54,849)
Increase (Decrease) in accrued Expenses	48,597	215,819
(Increase) Decrease in Prepaid Expenses	13,562	24
Increase (Decrease) in Contributed Capital		2,115
Increase (Decrease) in Derivative Expense	63,669,343	(2,325,111)
Increase (Decrease) in Unearned Income	(62,585)
Increase (Decrease) in Bank Overdraft	—
Increase (Decrease) in Penalties	300,000
Increase (Decrease in Notes Receivable	—
Increase (Decrease in Accrued Interest Receivable	(266)
Securities accepted as compensation	—
Increase (Decrease) in Loss on Sale of Investment Securities	—
(Gain) Loss on Forgiveness of Debt	—
Unrealized Loss(Gain) on Investment Securities	130,296
Net Cash Provided by (Used in) Operating Activities	$(397,953)	$—
Cash Flows from Investment Activities	—
Increase(Decrease) in Sale of Investment Securities	—
Net Cash Provided By Investment Activities	—

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable	—
Increase(Decrease) in Convertible Notes Payable	(94,535)
Net Cash Provided by (Used in) Financing Activities	$(94,535)	$—
Net Increase (Decrease) in Cash	(492,488)	—
Cash at Beginning of Period	$727,162	$—
Cash at End of Period	$234,674	$—

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$759,384	$98,952
Preferred Shares Issued for Debt	$75,000	$13,000
Cash Paid for Interest	$28,973	$—
Common shares Issued for Interest	$304,678	$33,720
Preferred Shares issued for Interest	$33,994	$8,046

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of March 31, 2022 utilized the following inputs:

Risk Free Interest Rate	2.32%
Expected Term	(0.30) – (2.1) Yrs
Expected Volatility	841.51%
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

As of March 31,2022 the Company has the following Notes Receivable

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

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company has adopted ASU 2020-06 as of the Fiscal Year ending September 30, 2022.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $87,785,509  during the period from April 24, 2012 (inception) through March 31, 2022. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE

(a) RELATED PARTY

As of March 31, 2022
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

As of March 31, 20221 $100,000 of the principal amount of the Note remains outstanding.

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

As of March 31, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

As of March 31, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

As of March 31, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

As of March 31, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $196,721 was recognized by the Company as of March 31, 2022.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of March 31 ,2022 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $196,721 was recognized by the Company as of March 31, 2022.

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

As of March 31, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $196,721 was recognized by the Company as of March 31,2022.

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

As of March 31, 2022 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $786,885 was recognized by the Company as of March 31, 2022.

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

As of March 31, 2022 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $590,164 was recognized by the Company as of March 31, 2022.

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

As of March 31, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $196,721 was recognized by the Company as of March 31, 2022.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of March 31, 2022, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $196,721 was recognized by the Company as of March 31, 2022.

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

As of March 31, 2022 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $393,443 was recognized by the Company as of March 31, 2022.

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

As of March 31, 2022 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $98,361 was recognized by the Company as of March 31, 2022.

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

As of March 31, 2022 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $98,361 was recognized by the Company as of March 31, 2022.

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

As of March 31, 2022 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $393,433 was recognized by the Company as of March 31, 2022.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of March 31, 2022 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $393,443 was recognized by the Company as of March 31, 2022.

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

As of March 31, 2022 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $45,245 was recognized by the Company as of March 31, 2022.

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

As of March 31, 2022, 10,000 of the principal amount of the Note remains outstanding.

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

As of March 31, 2022 $1,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $1,639 was recognized by the Company as of March 31, 2022.

On September 17,2021 Regen Biopharma, Inc. ( the “Company”) issued a promissory note in the principal amount of $1,500,000 ( “Note”) of which $75,000 was retained by the Holder through an Original Issue Discount for due diligence and origination related to this transaction and Thirty-five Thousand Dollars $35,000 was remitted by the Holder, at the instance and on behalf of the Company, directly to Holder’s counsel for documentation preparation fees resulting in net consideration paid to the Company of $1,390,000.

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

On March 17,2022 the Company defaulted by failing to make the required payment and the Note Payable was reclassified as a convertible note as of that date. As of March 17th 2022 a penalty amount of $300,000 was added to the principal of the Note pursuant to the terms and conditions of the Note. As of March 31, 2022 the principal amount of $1,751,580 remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $66,777,230 was recognized by the Company as of March 31, 2022.

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

On October 8, 2021 the Company entered into an agreement with Dr. Brian Koos, MD PhD whereby Dr. Brian Koos would provide services to the Company consisting of :

a)       Reviewing existing publications on research being conducted on Checkpoint NR2F6.

b)       Identifying the most promising applications for the Company’s technology

c)       Drafting a “white paper” on results for 1(b)

d)       Making introductions to known experts in appropriate fields identified in 1(b).

Dr. Brian Koos is to be paid compensated $117,000 as total consideration for performing the abovementioned tasks. During the quarter ended December 31, 2021 Dr. Brian Koos was paid the amount of $80,275 and during the quarter ended March 31, 2022 Dr. Brian Koos was paid $36,975. Dr. Brian Koos is the brother of David Koos the Chairman and Chief Executive Officer of the Company.

As of March 31, 2022 the Company is indebted to David R. Koos the Company’s sole officer and director in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

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

NOTE7. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of March 31, 2022 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics (See Note 6)

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31 2022:

Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 4,580,002,832  shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of March 31, 2022, 540,000,000 is designated Series A Preferred Stock of which 439,293,406 shares are outstanding as of March 31, 2022, 60,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of March 31, 2022, and 20,000 is designated Series NC stock of which 10,000 shares are outstanding as of March 31, 2022.

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

The Board of Directors of the Company have authorized 540,000,000 shares of the Series A Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series A Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series A Preferred Stock owned by such holder times one . Except as otherwise required by law holders of Common Stock, other series of Preferred issued by the Corporation, and Series A Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

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

The Board of Directors of Regen have authorized 60,000,000 shares of the Series M Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of Regen, each holder of Series M Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series M Preferred Stock owned by such holder times one. Except as otherwise required by law holders of Common Stock, other series of Preferred issued by Regen, and Series M Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

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

On March 31,2022 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	74,298
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	20,274
Investment Securities	593,357
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	500,000
Accrued Expenses Related Parties	89,529
Accrued Expenses	203,037
Enterprise Value	2,826,507
Less: Total Debt	(2,061,607)
Portion of Enterprise Value Attributable to Shareholders	764,900
Fair Value Per Share	$0.0167

The abovementioned constitute the Company’s sole related party investment securities as of March 31, 2022

As of March 31, 2022:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended March 31,2022
$5,741	$7,858	$2,118	$0

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the quarter ended March 31, 2022
$13,124	$12,109	$(1,104)	$0

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

As of March 31, 2022 18,300 common shares of Oncology Pharma, Inc. constitute the sole investment securities other than shares of Zander Therapeutics, Inc. held by the Company.

On March 31,2022 the Company revalued 18,300 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of March 31, 2021:

18,300 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) realized during the quarter ended December 31,2021
$677,100	$67,710	$602,985	$(123,891)

NOTE 12. STOCK TRANSACTIONS

On March 28, 2022 the Company issued 16,000,000 common shares in satisfaction of $48,420 of convertible indebtedness and $39,708 of accrued interest on convertible indebtedness.

NOTE 13. SUBSEQUENT EVENTS

On April 4, 2022 the Company issued 40,000,000 common shares in satisfaction of $218,617 of convertible indebtedness and $1,702 of accrued interest on convertible indebtedness.

On April 7, 2022 the Company issued 100,000,000 common shares in satisfaction of $550,161 of convertible indebtedness and $639 of accrued interest on convertible indebtedness.

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

As of September 30, 2021 we had Cash of $727,162 and as of March 31,2022 we had cash of $234,674.The decrease in cash of approximately 68% is primarily attributable to the payment of $218,529 in satisfaction $94,537 of convertible indebtedness and $28,973 of accrued interest on convertible indebtedness offset by funds expended in operation of the Company’s business.

As of September 30, 2021 we had Accounts Receivable, Related Party of $213,192 and as of March 31, 2022 we had Accounts Receivable, Related Party of $ 268,042. The increase of approximately 25.73% is attributable to the accrual during the quarter ended December 31,2021 of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. and the accrual during the quarter ended March 31,2022 of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc.

As of September 30, 2021 we had Prepaid Expenses of $48,144 and as of March 31, 2022 we had prepaid expenses of $34,582. The decrease in Prepaid Expenses of approximately 28.17% is attributable to the recognition of expenses incurred over the six months resulting from an agreement to provide Research and Development services which was prepaid during the quarter ended September 30, 2021. The term of the agreement is from July 1, 2021 to July 1, 2023. The total consideration due of $55,000 was paid to the contractor as of July 1, 2021 and is being expensed over the term of the agreement.

As of March 31 , 2022 we had Investment Securities ( Not Related Party) of $67,710 and as of September 30,2021 we had Investment Securities (Not Related Party) of $198,006. As of March 31, 2022 18,300 common shares of Oncology Pharma, Inc. constitute the sole investment securities other than shares of Zander Therapeutics, Inc. held by the Company. On March 31, 2022 the Company revalued 18,300 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market resulting in the recognition of a decrease in fair value of 65.8% as compared to September 30, 2021.

As of March 31, 2022 we had Accounts Payable of $41,629 and as of September 30, 2021 we had Accounts Payable of $91,498. The decrease in Accounts Payable of approximately 54.5% is primarily attributable to the derecognition of $62,700 of payables for which recovery is barred by the statute of limitations imposed under California Code of Civil Procedure §337.

As of March 31, 2022 we had Accrued Interest Payable of $664,787 and as of September 30, 2021 we had Accrued Interest Payable of $954,861.

The decrease in Accrued Interest Payable of approximately 30.38% is primarily attributable to the conversion during the quarter ended December 31, 2021 of $298,964 of interest accrued but unpaid on Convertible Notes issued by the Company and the satisfaction of $28,973 of interest accrued but unpaid in cash offset by additional interest accrued but unpaid during the six months ended December 31, 2021 on Notes Payable and Convertible Notes Payable.

As of September 30, 2021 we had Notes Payable of $1,429,179 and as of March 31, 2022 we had Notes Payable of $227. The decrease in Notes Payable of 99.9% is attributable to the reclassification of a Note in the principal amount of $1,500,000 (net of unamortized Original Issue Discount (“OID”) as a Convertible Note Payable. Such reclassification occurred as a result of the Company’s failure to make a required payment such failure triggering the conversion feature.

As of September 30, 2021 we had total Convertible Notes Payable of $2,152,811 and as of March 31, 2022 we had total Convertible Notes Payable of $2,997,270. The increase in total Convertible Notes Payable of 28.1 % is attributable to the following:

The satisfaction of $785,964 of principal convertible indebtedness through the issuance of equity securities during the quarter ended December 31, 2021

The settlement of $94,537 of principal convertible indebtedness through cash payments during the quarter ended December 31, 2021

The reclassification during the quarter ended March 31, 2022 of $1,724, 960 ( net of unamortized discount and including a $300,000 penalty incurred due to a the failure of the Company to make a required payment to the lender) of principal indebtedness as convertible debt.

As of March 31, 2022 we had a Derivative Liability of $70,561,820 and as of September 30, 2021 we had a Derivative Liability of $6,892,477. The increase in Derivative Liability of approximately 924% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $2,714,080 outstanding as of March 31, 2022.

. Material Changes in Results of Operations

Revenues from continuing operations were $58,369 for the quarter ended March 31,2022 and $27,425 for the same period ended 2021. The increase of approximately 112% is attributable to $30,945 of revenue recognized during the quarter ended March 31, 2022 pursuant to a license granted to Oncology Pharma,Inc. Operating Loss was $76,494 for the quarter ended March 31,2022 whereas Operating Loss was $12,973 for the same quarter ended 2021; an increase primarily attributable to revenue recognized during the quarter ended March 31,2022 pursuant to a license granted to Oncology Pharma Inc. as well as materially lower operating expenses recognized during the quarter ended March 31,2021 as compared to March 31,2022.

Net Loss was $67,081,589 for the quarter ended March 31, 2022 versus Net Income of $442,183 recognized during the same period ended 2021. This was primarily attributable to a Derivative Loss recognized during the quarter ended March 31, 2022.

Revenues from continuing operations were $117,434 for the six months ended March 31,2022 and $54,849 for the same period ended 2021. The increase of approximately 114% is attributable to $62,584 of revenue recognized during the six months ended March 31, 2022 pursuant to a license granted to Oncology Pharma,Inc. Operating Loss was $182,917 for the six months ended March 31,2022 whereas Operating Loss was $31,453 for the same period ended 2021; an increase primarily attributable to revenue recognized during the six months ended March 31,2022 pursuant to a license granted to Oncology Pharma Inc. as well as materially lower operating expenses recognized during the six months ended March 31,2021 as compared to March 31,2022.

Net Loss was $64,436,609 for the six months ended March 31, 2022 versus Net Income of $2,108,549 recognized during the same period ended 2021. This was primarily attributable to a Derivative Loss recognized during the six months ended March 31, 2022.

As of March 31, 2022 we had $234,674 in cash on hand and current liabilities of $77,280,399 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable , Derivative Liability Recognized, bank overdraft Unearned Income and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of March 31, 2022 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2022 and ending on March 31, 2022, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2022 the Company issued 16,000,000 common shares (“Shares”) in satisfaction of $48,420 of convertible indebtedness and $39,708 of accrued interest on convertible indebtedness.

On April 4, 2022 the Company issued 40,000,000 common shares ( “Shares”)in satisfaction of $218,617 of convertible indebtedness and $1,702 of accrued interest on convertible indebtedness.

On April 7, 2022 the Company issued 100,000,000 common shares in satisfaction of $550,161 of convertible indebtedness and $639 of accrued interest on convertible indebtedness

All the abovementioned securities were issued pursuant to Section 4(a) (2) of the securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities.

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

