Form 10-Q
period 2022-06-30
Regen BioPharma Inc
filed 2022-07-22
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2022

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
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 17, 2022 Regen Biopharma, Inc. had 4,970,002,832  common shares outstanding.

As of July 17, 2022 Regen Biopharma, Inc. had 439,293,406 shares of Series A Preferred Stock outstanding.

As of July 17, 2022 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of July 17, 2022 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of July 17, 2022 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2022 (unaudited)	As of September 30, 2021
ASSETS
CURRENT ASSETS
Cash	$110,993	$727,162
Accounts Receivable, Related Party	295,466	213,192
Note Receivable, Related Party	5,396	5,396
Accrued Interest Receivable	629	230
Prepaid Expenses	27,801	48,144
Total Current Assets	440,286	994,124

OTHER ASSETS
Investment Securities	26,828	198,006
Investment Securities, Related Party	222,580	19,969
Total Other Assets	249,408	217,975
TOTAL ASSETS	$689,693	$1,212,099
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	28,799	91,498
Notes Payable	227	1,429,179
Accrued payroll taxes	4,241	4,241
Accrued Interest	691,985	954,861
Accrued Rent		0
Accrued Payroll	1,266,679	1,266,679
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Unearned Income	1,749,930	1,843,806
Derivative Liability	3,654,003	6,892,477
Convertible Notes Payable Less unamortized discount	1,571,090	2,131,311
Convertible Notes Payable, Related Parties Less unamortized discount	10,000	21,500
Total Current Liabilities	9,039,377	14,697,976
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount		0
Total Long Term Liabilities
Total Liabilities	9,039,377	14,697,976
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 5,800,000,000 authorized and 4,920,002,832 issued and outstanding as of June 30,2022 and 4,800,000,000 authorized and 4,350,554,514 shares issued and outstanding as of September 30 ,2021.	491,999	435,054
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of June 30,2022 and September 30,2021 respectively
Series A Preferred; 300,000,000 authorized as of September 30,2021 and 540,000,000 authorized as of June 30, 2022 439,293,406 and 431,998,817 outstanding as of June 30,2022 and September 30, 2021 respectively	43,929	43,200
Series AA Preferred; $0.0001 par value 600,000 authorized and 50,000 and 50,000 outstanding as of June 30,2022 and September 30,2021 respectively	5	5
Series M Preferred; $0.0001 par value 300,000,000 authorized and 44,000,000 outstanding as of September 30,2021 and 60,000,000 authorized and 44,000,000 outstanding as of June 30, 2022	4,400	4,400
Series NC Preferred; $0.0001 par value 20,000 authorized and 10 outstanding as of September 30, 2021 and June 30,2022 respectively	1	1
Additional Paid in capital	11,200,998	8,644,037
Contributed Capital	736,326	736,326
Retained Earnings (Deficit)	(20,827,342)	(23,348,900)
Total Stockholders' Equity (Deficit)	(8,349,684)	(13,485,877)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$689,693	$1,212,099

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
( Unaudited)

	Quarter Ended June 30, 2022	Quarter Ended June 30, 2021 (as restated)	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021 (as restated)
REVENUES
Revenues	$31,292	$29,206	$93,877	$29,206
Revenues, Related Party	27,425	27,425	82,274	82,274
TOTAL REVENUES	58,717	56,631	176,151	111,480

COST AND EXPENSES
Research and Development	31,061	14,254	93,869	15,893
Research and Development, Related Party	0	0	117,250	0
General and Administrative	6,866	24,157	18,879	108,821
Consulting and Professional Fees	64,700	50,711	152,979	50,711
Rent	15,000	10,000	35,000	10,000
Total Costs and Expenses	117,627	99,122	417,977	185,425

OPERATING INCOME (LOSS)	$(58,910)	$(42,491)	$(241,827)	$(73,945)

OTHER INCOME & (EXPENSES)
Interest Income	133	96	399	96
Interest Expense	(30,399)	(59,569)	(107,970)	(198,029)
Interest Expense attributable to Amortrization of Discount	(22,203)	(414)	(66,631)	(47,063)
Penalties	0	0	(300,000)	0
Unrealized Gain ( Loss) on sale of Investment Securities	161,729	(308,550)	31,433	(308,550)
Gain(Loss) on sale of Investment Securities		(206,900)		(206,900)
Gain (Loss) on derecognition of Accounts Payable	0	0	62,700	0
Derivative Income (Expense)	66,907,817	(6,871,286)	3,238,473	(4,546,175)
Gain (Loss) on Extinguishment Convertible Debt	0	0	(95,019)	0
TOTAL OTHER INCOME (EXPENSE)	67,017,077	(7,446,623)	2,763,384	(5,306,621)

NET INCOME (LOSS)	$66,958,166	$(7,489,114)	$2,521,557	$(5,380,566)
NET INCOME (LOSS) attributable to common shareholders	$60,931,932	$(7,489,115)	$2,294,618	$(5,380,566)

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	0.01274	$(0.0021)	$0.0005	$(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,783,780,610	3,573,338,986	4794127177	2608298343

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
Condensed Consolidated Statement of Shareholder's Deficit
(Unaudited)
Nine Months Ended June 30, 2021 (as restated)

		Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
	Balance September 30, 2020	381,768,689	$38,177	50,000	5	—	—	1,605,000,246	$160,498	44,000,000	$4,400	$8,313,876	$(16,583,666)	$731,711	$(7,334,998)
10/28/2020	Shares issued for Debt							57,726,183	5,773			(2,021)			3,752
10/28/2020	Shares Issued For Interest							22,339,663	2,234			(782)			1,452
11/6/2020	Shares issued for Debt							60,007,919	6,001			(2,101)			3,900
11/6/2020	Shares Issued For Interest							23,926,234	2,393			(838)			1,555
12/11/2020	Shares issued for Debt							60,834,498	6,083			1,217			7,300
12/11/2020	Shares Issued For Interest							26,185,501	2,619			523			3,142
12/16/2020	Shares issued for Debt							3,300,000	330			99			429
12/16/2020	Shares Issued For Interest							1,819,077	182			54			236
12/16/2020	Shares issued for Fees							1,228,077	123			36			159
12/16/2020	Shares issued for Debt							62,003,571	6,200			(2,170)			4,030
12/16/2020	Shares Issued For Interest							26,155,352	2,616			(916)			1,700
12/17/2020	Shares issued for Debt							68,333,539	6,833			1,367			8,200
12/17/2020	Shares Issued For Interest							14,883,378	1,488			212			1,700
12/17/2020	Shares issued for Debt	20,000,437	2,000									11,000			13,000
12/17/2020	Shares Issued For Interest	12,378,732	1,238									6,808			8,046
12/23/2020	Shares issued for Debt							88,888,889	8,889			7,111			16,000
12/23/2020	Shares Issued For Interest							19,555,555	1,956			1,294			3,250
12/31/2020	Shares issued for Debt							82,004,603	8,200			(2,870)			5,330
12/31/2020	Shares Issued For Interest							35,832,781	3,583			(1,254)			2,329
	Additions to Contributed Capital Quarter ended 12/31/2020													1,865	1,865
	Net Loss Quarter Ended December 31,2020		—		—		—				—		1,666,367		1,666,367
	Balance December 31, 2020	414,147,858	$41,415	50,000	5	—	—	2,260,025,066	$226,001	44,000,000	$4,400	$8,330,646	$(14,917,299)	$733,576	$(5,581,256)
1/28/2021	shares issued for debt							85,900,000	8,590			(3,436)			5,154
2/23/2021	shares issued for interest							88,000,000	8,800			(4,400)			4,400
2/24/2021	shares issued for debt							71,430,421	7,143			22,857			30,000
2/24/2021	shares issued for interest							11,328,865	1,133			3,625			4,758
3/2/2021	shares issued for debt							80,928,505	8,093			(2,833)			5,260
3/2/2021	shares issued for interest							38,341,033	3,834			(1,342)			2,492
3/9/2021	shares issued for debt							67,175,355	6,718			(3,361)			3,357
3/9/2021	shares issued for interest							8,824,645	882			(441)			441
3/12/2021	shares issued for debt							16,666,667	1,667			(667)			1,000
3/12/2021	shares issued for interest							95,833,333	9,583			(3,833)			5,750
3/18/2021	shares issued for debt							68,319,520	6,832			(3,417)			3,415
3/18/2021	shares issued for interest							1,680,480	168			(84)			84
3/31/2021	shares issued for debt							38,519,260	3,852			(1,927)			1,925
3/31/2021	shares issued for interest							1,480,740	148			(74)			74
	Additions to Contributed Capital Quarter ended 3/31/2021													250	250
	Net Income for the Quarter Ended March 31,2021		—		—		—			—	—		442,183		442,183
	Balance March 31, 2021	414,147,858	$41,415	50,000	5	0	0	2,934,453,890	$293,444	44,000,000	$4,400	$8,331,313	$(14,475,117)	$733,826	$(5,070,713)
4/12/2021	Shares issued for Debt							84,214,968	8,421			(5,310)			3,111
4/12/2021	Shares issued for interest							785,032	79			(30)			49
4/13/2021	Preferred Shares issued for Services					10000	1								1
4/13/2021	Shares issued for Debt							26,389,990	2,639			16,361			19,000
4/13/2021	Shares issued for interest							6,578,052	658			4,078			4,736
4/13/2021	Shares issued for Debt							58,502,448	5,850			(2,340)			3,510
4/13/2021	Shares issued for interest							25,134,385	2,513			(1,005)			1,508
4/15/2021`	Shares issued for Debt							97,542,355	9,754			(3,414)			6,340
4/15/2021`	Shares issued for interest							48,909,645	4,891			(1,712)			3,179
4/15/2021`	Shares issued for Debt							38,145,154	3,815			(1,527)			2,288
4/15/2021`	Shares issued for interest							11,336,846	1,134			(454)			680
4/15/2021`	Shares issued for Debt							89,950,579	8,995			(4,757)			4,238
4/15/2021`	Shares issued for interest							360,821	36			(19)			17
4/16/2021`	Shares issued for Debt							60,257,055	6,026			40,974			47,000
4/16/2021`	Shares issued for interest							10,498,830	1,050			7,139			8,189
4/21/2021	Shares issued for Debt							126,423,649	12,642			(4,987)			7,655
4/21/2021	Shares issued for interest							37,390,351	3,739			(1,475)			2,264
4/28/2021	Shares issued for Debt							24,445,152	2,445			19,555			22,000
4/28/2021	Shares issued for interest							4,339,015	434			3,471			3,905
5/3/2021	Shares issued for Debt							21,792,903	2,179			(763)			1,416
5/3/2021	Shares issued for interest							11,219,652	1,122			(393)			729
5/5/2021	Shares issued for Debt							18,271,120	1,827			(640)			1,187
5/5/2021	Shares issued for interest							9,481,896	948			(332)			616
5/18/2021	Shares issued for Debt							33,772,000	3,377			(1,351)			2,026
	Contributed Capital Quarter Ended June 30, 2021													2,500	2,500
	Net Loss for the Quarter Ended June 30,2021		—		—		—				—		(7,489,115)		(7,489,115)
	Balance June 30, 2021	414,147,858	$41,415	50,000	$5	10,000	$1	3,780,195,788	$378,018	44,000,000	$4,400	$8,392,382	$(21,964,232)	$736,326	$(12,411,685)
	Balance September 30, 2021	431,998,817	$43,200	50,000	$5	10,000	$1	4,350,554,514	$435,054	44,000,000	$4,400	$8,644,037	$(23,348,900)	$736,326	$(13,485,877)
10/1/2021	Shares issued for Debt							10,000,000	1,000			99,000			100,000
10/1/2021	Shares issued for Interest							2,666,200	267			26,395			26,662
10/1/2021	Shares issued for Debt							10,000,000	1,000			99,000			100,000
10/1/2021	Shares issued for Interest							3,883,700	388			38,449			38,837
10/1/2021	Shares issued for Debt							6,022,971	602			49,398			50,000
10/1/2021	Shares issued for Interest							2,361,366	236			19,367			19,603
10/1/2021	Shares issued for Debt							15,503,953	1,550			48,450			50,000
10/1/2021	Shares issued for Interest							5,759,719	576			17,999			18,575
10/1/2021	Shares issued for Interest							23,255,888	2,326			72,674			75,000
10/1/2021	Shares issued for Debt							9,945,768	995			31,080			32,075
10/1/2021	Shares issued for Interest							7,751,973	775			24,225			25,000
10/1/2021	Shares issued for Interest							3,211,178	321			10,035			10,356
10/1/2021	Shares issued for Debt							1,000,016	100			24,900			25,000
10/1/2021	Shares issued for Interest							355,326	36			8,847			8,883
10/1/2021	Shares issued for Debt	4,000,047	400									49,600			50,000
10/1/2021	Shares issued for Interest	1,869,542	187									23,182			23,369
10/29/2021	Shares issued for Debt							10,256,427	1,026			98,974			100,000
10/29/2021	Shares issued for Interest							4,082,878	408			39,400			39,808
10/29/2021	Shares issued for Debt							8,421,053	842			39,158			40,000
10/29/2021	Shares issued for Interest							2,987,789	299			13,893			14,192
11/4/2021	Shares issued for Debt							6,250,082	625			49,375			50,000
11/4/2021	Shares issued for Interest							2,376,531	238			18,774			19,012
11/24/2021	Shares issued for Debt							72,476,800	7,248			3,716			10,964
11/24/2021	Shares issued for Debt							1,000,014	100			24,900			25,000
11/24/2021	Shares issued for Interest							461,086	46			11,481			11,527
11/24/2021	Shares issued for Debt							2,400,000	240			59,760			60,000
11/24/2021	Shares issued for Interest							1,017,600	102			25,338			25,440
12/10/2021	Shares issued for Debt	1,000,000	100									24,900			25,000
12/10/2021	Shares issued for Interest	425,000	43									10,583			10,625
	Net Loss for the Quarter Ended December 31,2021		—		—		—				—		2,644,980	—	2,644,980
	Balance December 31,2021	439,293,406	$43,929	50,000	$5	10,000	$1	4,564,002,832	$456,399	44,000,000	$4,400	$9,706,891	$(20,703,920)	—	$(9,755,969)
3/28/2022	Shares issued for Debt							8,790,790	879			47,541			48,420
3/28/2022	Shares issued for Interest							7,209,210	721			38,987			39,708
	Net Loss for the Quarter Ended March 31, 2022		—		—		—				—		(67,081,589)	—	(67,081,589)
	Balance March 31, 2022	439,293,406	$43,929	50,000	$5	10,000	1	4,580,002,832	$457,999	44,000,000	$4,400	$9,793,419	$(87,785,509)	—	$(76,749,430)
4/5/2022	Shares issued for Debt							39,691,174	3,969			214,648			218,617
4/5/2022	Shares issued for Interest							308,826	31			1,670			1,701
4/8/2022	Shares issued for Debt							99,728,094	9,973			540,188			550,161
4/8/2022	Shares issued for Interest							271,906	27			1,473			1,500
5/16/2022	Shares issued for Debt							100,000,000	10,000			324,800			334,800
6/8/2022	Shares issued for Debt							100,000,000	10,000			324,800			334,800
	Net Income for the Quarter Ended March 31, 2022		—		—		—				—		66,958,167	—	66,958,167
	Balance June 30,2022	439,293,406	$43,929	50,000	$5	10,000	1	4,920,002,832	$491,999	44,000,000	$4,400	$11,200,998	$(20,827,342)	—	$(8,349,684)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
( unaudited)

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$2,521,557	$(5,380,566)
Adjustments to reconcile net Income to net cash
Common Stock issued for Expenses		159
Preferred Stock issued as compensation		1
Increase (Decrease) in Interest expense attributable to amortization of Discount	66,631	47,063
Increase (Decrease) in Accounts Payable	(62,705)	(10,263)
(Increase) Decrease in Accounts Receivable	(82,275)	(82,273)
Increase (Decrease) in accrued Expenses	78,996	275,388
(Increase) Decrease in Prepaid Expenses	20,343	28
Increase(Decrease) in Contributed Capital		4,615
Increase ( Decrease) in Derivative Expense	(3,238,473)	4,546,174
Increase ( Decrease) in Unearned Income	(93,877)	1,875,794
Increase ( Decrease) in Penalties	300,000
(Increase( Decrease in Notes Receivable		(5,396)
(Increase( Decrease in Accrued Interest Receivable	(399)	(96)
Securities accepted as compensation		(1,850,000)
Increase (Decrease) in Loss on Sale of Investment Securities		206,900
Unrealized Loss(Gain) on Investment Securities	(31,433)	308,550
Net Cash Provided by (Used in) Operating	$(521,634)	$(63,921)
Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities		$300,000
Net Cash Provided By Investment Activities		$300,000

CASH FLOWS FROM FINANCING ACTIVITIES

( Decrease) in Notes Payable		(47,900)
Increase (Decrease) in Convertible Notes Payable	(94,535)
Net Cash Provided by (Used in) Financing Activities	$(94,535)	(47,900)

Net Increase (Decrease) in Cash	(616,169)	$188,179
Cash at Beginning of Period	$727,162	0
Cash at End of Period	$110,993	$188,179

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$2,197,762	$218,723
Preferred Shares Issued for Debt	$75,000	$13,000
Cash Paid for Interest	$27,473	$—
Common shares Issued for Interest	$309,379	$59,592
Preferred Shares issued for Interest	$33,994	$8,046

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2022

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of June 30, 2022 utilized the following inputs:

Risk Free Interest Rate	2.98%
Expected Term	.(0.5) – (2.88) Yrs
Expected Volatility	855.05%
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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended June 30,2021 and June 30, 2022.

K. NOTES RECEIVABLE

Notes receivable are stated at cost, less impairment, if any.

As of June 30,2022 the Company has the following Notes Receivable

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $20,827,342 during the period from April 24, 2012 (inception) through June 30, 2022. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE

(a) RELATED PARTY

As of June 30, 2022
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

As of June 30, 2022 $100,000 of the principal amount of the Note remains outstanding.

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

As of June 20, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

As of June 30 ,2021 $50,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $177,778 was recognized by the Company as of June 30, 2022.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of June 30 ,2022 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $177,778 was recognized by the Company as of June 30, 2022.

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

As of June 30, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $177,778 was recognized by the Company as of June 30, 2022.

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

As of June 30, 2022 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $711,111 was recognized by the Company as of June 30, 2022.

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

As of June 30, 2022 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $533,333 was recognized by the Company as of June 30 2022.

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

As of June 30, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $177,778 was recognized by the Company as of June 30, 2022.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30, 2022, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $177,778 was recognized by the Company as of June 30, 2022.

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

As of June 30, 2022 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $355,556 was recognized by the Company as of June 30, 2022.

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

As of June 30, 2022 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $88,889 was recognized by the Company as of June 30 2022.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30 2022 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $88,889 was recognized by the Company as of June 30, 2022.

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

As of June 30, 2022 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $355,556 was recognized by the Company as of June 30, 2022.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of June 30, 2022 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $355,556 was recognized by the Company as of June 30, 2022.

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

As of June 30, 2022 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $40,889 was recognized by the Company as of March 31, 2022.

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

As of June 30, 2022, 10,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2022 $1,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $1,093 was recognized by the Company as of June 30, 2022.

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

On March 17,2022 the Company defaulted by failing to make the required payment and the Note Payable was reclassified as a convertible note as of that date. As of March 17th 2022 a penalty amount of $300,000 was added to the principal of the Note pursuant to the terms and conditions of the Note. As of June 30, 2022 the principal amount of $313,201 remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $234,243 was recognized by the Company as of June 30, 2022.

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

As of June 30, 2021, $10,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2022 the Company is indebted to David R. Koos the Company’s sole officer and director in the amount of $227. $227 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

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

NOTE 7. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of June 30, 2022 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics (See Note 6)

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30 2022:

Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 4,920,002,832  shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of June 30, 2022, 540,000,000 is designated Series A Preferred Stock of which 439,293,406 shares are outstanding as of June 30, 2022, 60,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of June 30, 2022, and 20,000 is designated Series NC stock of which 10,000 shares are outstanding as of June 30, 2022. .

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

On June 30,2022 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	65,661
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	23,989
Investment Securities	8,423,366
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	400,000
Accrued Expenses Related Parties	162,011
Notes Payable Related Party	5396
Accrued Expenses	203,037
Enterprise Value	10,563,930
Less: Total Debt	(2,038,343)
Portion of Enterprise Value Attributable to Shareholders	8,525,587
Fair Value Per Share	$0.186168

The abovementioned constitute the Company’s sole related party investment securities as of June 30, 2022

As of June 30, 2022:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended June 30,2022
$5,741	$87,608	$81,867	$79,749

  725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gain	Net Unrealized Gain or (Loss) realized during the quarter ended June 30, 2022
$$13,124	$134,971	$121,847	$122,861

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

As of June 30, 2022 18,300 common shares of Oncology Pharma, Inc. constitute the sole investment securities other than shares of Zander Therapeutics, Inc. held by the Company.

On June 30,2022 the Company revalued 18,300 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of June 30, 2022:

18,300 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) realized during the quarter ended June 30,2022
$677,100	$26,828	$(650,272)	$

NOTE 12. STOCK TRANSACTIONS

On April 5, 2022 the Company issued 40,000,000 common shares in satisfaction of $218,617 of convertible indebtedness and $1,701 of accrued interest on convertible indebtedness.

On April 8, 2022 the Company issued 100,000,000 common shares in satisfaction of $550,161 of convertible indebtedness and $1,500 of accrued interest on convertible indebtedness.

On May 16, 2022 the Company issued 100,000,000 common shares in satisfaction of $334,800 of convertible indebtedness.

On June 9, 2022 the Company issued 100,000,000 common shares in satisfaction of $334,800 of convertible indebtedness.

NOTE 13. RESTATEMENT OF PREVIOUSLY ISSUD FINANCIAL STATEMENTS

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

NOTE 14. SUBSEQUENT EVENTS

On July 15 2022 the Company issued 50,000,000 common shares in satisfaction of $132,650 of convertible indebtedness and $32,950 of accrued interest on convertible indebtedness.

On July 19, 2022 the Company issued 54,514,492 common shares in satisfaction of $180,552 of convertible indebtedness.

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

As of September 30, 2021 we had Cash of $727,162 and as of June 30,2022 we had cash of $110,993.The decrease in cash of approximately 85% is primarily attributable to the payment of $218,529 in satisfaction $94,537 of convertible indebtedness and $28,973 of accrued interest on convertible indebtedness as well as funds expended in operation of the Company’s business.

As of September 30, 2021 we had Accounts Receivable, Related Party of $213,192 and as of June 30, 2022 we had Accounts Receivable, Related Party of $ 295,466. The increase of approximately 39% is attributable to the accrual during the quarter ended December 31, 2021 of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. , the accrual during the quarter ended March 31,2022 of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. and the accrual during the quarter ended June 30,2022 of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc.

As of September 30, 2021 we had Prepaid Expenses of $48,144 and as of June 30, 2022 we had prepaid expenses of $27,801. The decrease in Prepaid Expenses of approximately 42.25% is attributable to the recognition of expenses incurred over the six months resulting from an agreement to provide Research and Development services which was prepaid during the quarter ended September 30, 2021. The term of the agreement is from July 1, 2021 to July 1, 2023. The total consideration due of $55,000 was paid to the contractor as of July 1, 2021 and is being expensed over the term of the agreement.

As of June 30, 2022 we had Investment Securities (Not Related Party) of $26,828 and as of September 30, 2021 we had Investment Securities (Not Related Party) of $198,006. As of June 30, 2022 18,300 common shares of Oncology Pharma, Inc. constitute the sole investment securities other than shares of Zander Therapeutics, Inc. held by the Company. On June 30, 2022 the Company revalued 18,300 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market resulting in the recognition of a decrease in fair value of 86.45% as compared to September 30, 2021.

As of June 30, 2022 we had Investment Securities (Related Party) of $222,580 and as of September 30, 2021 we had Investment Securities ( Related Party) of $19, 969. On June 30, 2022 the Company revalued its owned shares of Zander Therapeutics, Inc.resulting in the recognition of an increase in fair value of 1014.65% as compared to September 30, 2021.

As of June 30, 2022 we had Accounts Payable of $28,799 and as of September 30, 2021 we had Accounts Payable of $91,498. The decrease in Accounts Payable of approximately 69% is primarily attributable to the derecognition of $62,700 of payables for which recovery is barred by the statute of limitations imposed under California Code of Civil Procedure §337.

As of June 30, 2022 we had Accrued Interest Payable of $691,985 and as of September 30, 2021 we had Accrued Interest Payable of $954,861. The decrease in Accrued Interest Payable of approximately 27.53% is primarily attributable to
(a) the conversion during the quarter ended December 31, 2021 of $298,964 of interest accrued but unpaid on Convertible Notes issued by the Company and the satisfaction of $28,973 of interest accrued but unpaid in cash,
(b) the conversion during the quarter ended March 31, 2022 of $39,708 of interest accrued but unpaid on Convertible Notes issued by the Company ,

(c) the conversion of during the quarter ended June 30, 2022 of $3,201 of interest accrued but unpaid on Convertible Notes issued by the Company offset by additional interest accrued but unpaid during the nine months ended June 30, 2022 on Notes Payable and Convertible Notes Payable.

As of September 30, 2021 we had Notes Payable of $1,429,179 and as of June 30, 2022 we had Notes Payable of $227. The decrease in Notes Payable of 99.9% is attributable to the reclassification of a Note in the principal amount of $1,500,000 (net of unamortized Original Issue Discount ) as a Convertible Note Payable. Such reclassification occurred as a result of the Company’s failure to make a required payment such failure triggering the conversion feature.

As of September 30, 2021 we had total Convertible Notes Payable of $2,152,811 and as of June 30, 2022 we had total Convertible Notes Payable of $1,581,090. The decrease in total Convertible Notes Payable of 26.557 % is attributable to the following:

The satisfaction of $785,964 of principal convertible indebtedness through the issuance of equity securities during the quarter ended December 31, 2021

The settlement of $94,537 of principal convertible indebtedness through cash payments during the quarter ended December 31, 2021

The reclassification during the quarter ended March 31, 2022 of $1,724, 960 (net of unamortized discount and including a $300,000 penalty incurred due to the failure by the Company to make a required payment to the lender) of principal indebtedness as convertible debt.

The conversion during the quarter ended March 31, 2022 of $48,420 of principal convertible indebtedness.

The conversion during the quarter ended June 30, 2022 of $1,438,378 of principal convertible indebtedness.

As of June 30, 2022 we had a Derivative Liability of $3,654,003 and as of September 30, 2021 we had a Derivative Liability of $6,892,477. The decrease in Derivative Liability of approximately 47% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $1,275,701 outstanding as of June 30, 2022.

Material Changes in Results of Operations

Revenues from continuing operations were $58,717 for the quarter ended June 30, 2022 and $56,631 for the same period ended 2021.Operating Loss was $58,910 for the quarter ended June 30, 2022 as opposed to an Operating Loss of $42,491 recognized during the same quarter ended 2021. The increase in Operating Loss of 39% is primarily attributable to increased Research and Development, Consulting and Rental expenses recognized during the quarter ended June 30, 2022 as compared to the same period ended 2021.

The Company recognized Net Income of $66,958,167 during the quarter ended June 30, 2022 whereas a Net Loss of $7,489,114 was recognized during the same period ended 2021. This is primarily attributable to Derivative Income being recognized during the quarter ended 2022 as opposed to Derivative Losses recognized during the same period ended 2021.

Revenues from continuing operations were $176,151 for the nine months ended June 30, 2022 and $111,480 for the same period ended 2021.Operating Loss was $241,827 for the nine months ended June 30, 2022 as opposed to an Operating Loss of $73,945 recognized during the same quarter ended 2021. The increase in Operating Loss of 227% is primarily attributable to increased Research and Development, Consulting and Rental expenses recognized during the nine months ended June 30, 2022 as compared to the same period ended 2021.

The Company recognized Net Income of $2,521,557 during the nine months ended June 30, 2022 whereas a Net Loss of $5,380,566 was recognized during the same period ended 2021. This is primarily attributable to Derivative Income being recognized during the nine months ended 2022 as opposed to Derivative Losses recognized during the same period ended 2021.

As of June 30, 2022 we had $110,993 in cash on hand and current liabilities of $9,039,377 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable , Derivative Liability Recognized, bank overdraft Unearned Income and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of June 30, 2022 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on April 1, 2022 and ending on June 30, 2022, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2022 the Company issued 40,000,000 common shares (“Shares”) in satisfaction of $218,617 of convertible indebtedness and $1,701 of accrued interest on convertible indebtedness.

On April 8, 2022 the Company issued 100,000,000 common shares (“Shares”) in satisfaction of $218,617 of convertible indebtedness and $1,702 of accrued interest on convertible indebtedness.

On May 16, 2022 the Company issued 100,000,000 common shares (“Shares”) in satisfaction of $334,800 of convertible indebtedness.

On June 9, 2022 the Company issued 100,000,000 common shares ( “Shares”) in satisfaction of $334,800 of convertible indebtedness.

On July 15, 2022 the Company issued 50,000,000 common shares (“Shares”) in satisfaction of $132,650 of convertible indebtedness and $32,950 of accrued interest on convertible indebtedness.

On July 19, 2022 the Company issued 54,514,492 common shares ( “Shares”) in satisfaction of $180,552 of convertible indebtedness.

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
39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	July 22, 2022

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	July 22, 2022

