Form 10-K
period 2022-09-30
Regen BioPharma Inc
filed 2022-11-15
CIK 1589150

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2022

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
Emerging growth company ☐

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

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 27,918,610

As of October 28, 2022 Regen Biopharma, Inc. had 5,031,517,324 common shares outstanding.

As of October 28, 2022 Regen Biopharma, Inc. had 449,293,406 shares of Series A Preferred Stock outstanding.

As of October 28, 2022 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of October 28, 2022 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of October 28, 2022 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding.

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

The Company has the following therapies in development:

HemaXellarate : HemaXellarate is a cellular composition of autologous stromal vascular fraction derived from adipose tissue. HemaXellarate contains endothelial progenitor cells as well as mesenchymal stem cells. Once re-infused into the patient, the patient’s bone marrow is regenerated and begins to function normally.

dCellVax: dCellVax is comprised of autologous dendritic cells which have been treated with an siRNA inhibitor of indoleamine-2,3-dioxygenase (IDO), an immunosuppressive enzyme. By inhibiting this enzyme in these dendritic cells, the patient’s cells can now attack cancers, particularly breast cancer.

tCellVax: Immune cells are removed from the patient, treated with siRNA to inhibit NR2F6 and the cells re-infused to the patient. Now that the inhibitor protein is blocked, the immune system is very activated and kills tumors. siRNA is a double-stranded RNA molecule that is non-coding and is a powerful tool in drug targeting and therapeutics development as it is used to modulate gene expression through transcriptional or translational repression. The NR2F6 nuclear receptor has been identified as a potentially very important immune cell inhibitor (an immune checkpoint) and cancer stem cell differentiator.

DiffronC: This drug uses our proprietary siRNA in vivo to inhibit cancer growth and activate T cells. The siRNA targets NR2F6. T cells are part of the immune system and develop from stem cells in the bone marrow.

DuroCAR: DuroCAR is comprised of CAR-T cells which have been treated with an shRNA targeting the gene NR2F6. By inhibiting NR2F6, we expect our DuroCAR cells to have greater efficacy and persistence than conventional CAR-T cells and create a new, optimal way to manufacture CAR-T cells. We are currently in pre-clinical testing of this drug. Chimeric antigen receptor T cells ( CAR-T cells) are T cells that have been genetically engineered to produce an artificial T cell receptor for use in immunotherapy. Chimeric antigen receptors are receptor proteins that have been engineered to give T cells the new ability to target a specific antigen.

Small molecule: We have identified and patented a series of small molecules which can both activate and inhibit NR2F6. We are currently in pre-clinical testing of these drugs.

As of September 1, 2022 we have not licensed any existing therapies which may be marketed. On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is under common control with the Company.

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

Patents and Patent Applications:

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

Patent No. 11,090,332

METHOD OF CANCER TREATMENT USING SIRNA SILENCING

Comprises administering to a subject one or more siRNA constructs capable of inhibiting the expression of an immunosuppressive molecule. The invention also provides siRNA constructs and compositions.

Patent No: 8389708

SMALL MOLECULE AGONISTS AND ANTAGONISTS OF NR2F6 ACTIVITY IN HUMANS.

Patent No. 11,324,719

The invention relates to compounds useful to alteration of NR2F6 activity.

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

Application Number 15820324

SMALL MOLECULE MODULATORS OF NR2F6 ACTIVITY.

Application Number 15652967

NR2F6 INHIBITED CHIMERIC ANTIGEN RECEPTOR CELLS

Application Number 15351414

COMBINATION THERAPY OF SOLID TUMORS USING CHIMERIC ANTIGEN RECEPTOR CELLS REPRESENTING ADAPTIVE AND INNATE IMMUNITY

Application Number 63400740

ENHANCEMENT OF CHIMERIC ANTIGEN RECEPTOR T CELL EFFICACY BY DEDIFFERENTIATION

Application Number 63396419

AUGMENTATION OF SURVIVIN MODIFIED MRNA VACCINE EFFICACY USING DENDRITIC CELLS

Application Number 63391889

Treatment of Liver Cancer through Embolization Depot Delivery of BORIS Gene Silencing Agents

Application Number US-2017166896-A1

Immune Modulation by TLR Activation for Treatment of Filovirus Infections Including Ebola

Application Number US-2016151469-A1

Stimulation of Immunity to Tumor Specific and Endothelial Specific Proteins by in vivo DC Attraction and Maturation

Application Number US-2016074489-A1

Cells, Compositions, and Treatment Methods for Stimulation of Hematopoiesis

Application Number US-2015037303-A1

Cancer Therapy by ex vivo Activated Autologous Immune Cells

Application Number US-2014065096-A1

Acceleration of Hematopoietic Reconstitution by Placental Endothelial and Endothelial Progenitor Cells

Application Number US-2013309210-A1

License Agreements:

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

Principal Products and Services

dCellVax is intended to be a therapy whereby dendritic cells of the cancer patient are harvested from the body, treated with siRNA that has the ability to block the dendritic cell from expressing indoleamine 2,3-dioxygenase (“IDO”) and subsequently reimplanted in the cancer patient.

The dendritic cells that are treated with the IDO-blocking RNA become resistant to the influence of tumor cells which produce factors which cause the dendritic cell to express the IDO. Expression of IDO in the dendritic cell halts the dendritic cell from activating T cells and causes the dendritic cell to suppress T cells. T lymphocytes (‘T cells”) are a lymphocyte that play a central role in the human immune system’s attempt to eradicate tumors. The Company has filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I/II clinical trial assessing safety with signals of efficacy of the dCellVax gene-silenced dendritic cell immunotherapy for treating breast cancer. The proposed trial will recruit 10 patients with metastatic breast cancer and will involve 4 monthly injections of the dCellVax gene-silenced dendritic cell therapy. The trial is anticipated to last one year, with tumor assessment before therapy and at 6 and 12 months.

On May 12, 2021 the “Company executed a consulting agreement with Biotech Research Group Corporation, an FDA Specialist Group and Global Regulatory and Scientific Experts, for the purpose of review and guidance with regard to the planned reinstatement of the Company’s inactive Investigational New Drug applications (INDs) #15376 (HemaXellerate) and #16200 (dCellVax) filed with the United States Food and Drug Administration (“FDA”). The securing of the services to be provided to the Company pursuant to this consulting agreement marks the first step taken by the Company with regard to activating the Company’s currently inactive applications to initiate clinical trials

HemaXellerate, a cellular therapy designed to heal damaged bone marrow. HemaXellerate is a patient-specific composition of cells that have been demonstrated to repair damaged bone marrow and stimulate production of blood cells based in previous animal studies. The initial application of HemaXellerate will be the treatment of severe aplastic anemia which is characterized by immune-mediated bone marrow hypoplasia (underdevelopment or incomplete development of a tissue) and pancytopenia (reduction in the number of blood cells and platelets).

Adipose tissue is collected from the patient and processed in order to separate, extract and isolate Stromal Vascular Fraction (SVF), a mix of various cell types including mesenchymal stem cells and endothelial cells. Mesenchymal stem cells are connective tissue cells that can differentiate into a variety of cell types and endothelial cells are the cells that line the interior surface of blood vessels and lymphatic vessels and which play a vital role in angiogenesis (the physiological process through which new blood vessels form from pre-existing vessels).

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

On February 5, 2013 Regen filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I clinical trial assessing HemaXellerate in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous SVF cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse.

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

On December 10, 2015 Regen was informed by the United States Food and Drug Administration that Regen has satisfactorily addressed all clinical hold issues related to Regen’s Investigational New Drug Application for HemaXellerate and may initiate a Phase I clinical trial assessing HemaXellerate in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous stromal vascular fraction (SVF) cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse.

tCellVax is intended to be a therapy where immune cells are removed from the cancer patient, treated with siRNA which inhibits NR2F6 and the cells re-infused to the patient. NR2F6 normally acts as a brake on the ability of various immune cells from being activated. The immune cells that are treated with the NR2F6-blocking siRNA become highly activated and can efficiently kill tumors. . The Company has filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I clinical trial assessing safety and feasibility of the dCellVax gene-silenced immune cell immunotherapy for treating patients with solid tumors that are metastatic or not able to be removed surgically. The proposed trial will recruit 25 patients with metastatic cancer and will involve 3 monthly injections of the dCellVax gene-silenced dendritic cell therapy. The trial is anticipated to last one year, with tumor assessment before therapy and at 6 and 12 months.

DiffronC: NR2F6 is a transcription factor that is present in many cells in the body, including immune cells but also highly expressed in certain solid tumors. NR2F6 normally acts as a brake on the ability of various immune cells from being activated and also allows tumor cells to keep growing. The Company has developed a proprietary drug that is based on shRNA technology, which prevents NR2F6 from being expressed. By inhibiting the expression of NR2F6, immune cells that are treated with the NR2F6-blocking shRNA become highly activated and can efficiently kill tumors and tumors that have NR2F6 suppressed begin to differentiate. . We are currently in pre-clinical testing of this drug to optimize its delivery in vivo.

DuroCAR: DuroCAR is a new cellular therapy being developed by the Company. It is comprised of CAR-T cells which have been treated with an shRNA targeting the gene NR2F6. CAR-T cells are T cells (the lymphoid cells of the body that kill tumors) isolated from a cancer patient that have been modified by expressing a chimeric antigen receptor (CAR) which is specific for the patient’s tumor. These CAR-T cells are then re-infused back into the patient. The CAR-T cells then home in directly on the tumor because they have been given the tumor-specific address via the CAR. While CAR-T cells are very effective in treating leukemias, they are not effective at treating most solid tumors. The reason for this is believed to be that the CAR-T cells are “turned-off” by the physical environment surround solid tumors. By inhibiting NR2F6, we expect our DuroCAR cells to have greater efficacy and persistence than conventional CAR-T cells and create a new, optimal way to manufacture CAR-T cells. We are currently in pre-clinical testing of this drug.

Small molecule: We have identified and patented a series of small molecules which can both activate and inhibit NR2F6. NR2F6 normally acts as a brake on the ability of various immune cells from being activated and also allows tumor cells to keep growing. By inhibiting the function of NR2F6 using small molecules, immune cells that are treated with the NR2F6-blocking agents, similar to using the shRNA approach, should become highly activated and efficiently kill tumors. In addition, tumors that have NR2F6 blocked by using these small molecules should begin to differentiate. Conversely, activating NR2F6 is expected to suppress the immune system. This ability to suppress the immune system can be very useful for treating autoimmune disorders. We are currently in pre-clinical testing of these drugs.

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

Sales of drugs and biologics outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Even if FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval

Amount spent during the fiscal year ended September 30, 2022 on research and development activities

During the fiscal year ended September 30, 2022 we expended $275,388 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local)

Regen has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of October 28, 2022 Regen has 1 employee of which one is full time.

Item 2. Properties

The Company currently occupies 2,320 square feet of office space at 4700 Spring Street, Suite 304, La Mesa, California 91942. The property is utilized as office space. We believe that the foregoing properties are adequate to meet our current needs for office space.

On January 13, 2022 Regen Biopharma, Inc. entered into a sublease agreement with BST Partners (“BST”) whereby Regen Biopharma, Inc. would sublet the aforementioned office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $5,000 per month beginning January 14, 2022. BST Partners is controlled by David Koos who serves as the sole officer and director of Regen Biopharma, Inc.

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

The stockholders’ equity section of the Company contains the following classes of capital stock :

As of October 28,2022 Common stock, $ 0.0001 par value; 5, 800,000,000 shares authorized: 5,031,517,324  shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of October 28, 2022 , 540,000,000 is designated Series A Preferred Stock of which 449,293,406 shares are outstanding as of October 28, 2022 , 60,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of October 28,2022 and 20,000 is designated Series NC Preferred Stock of which 10,000 shares are outstanding as of October 28,2022.

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

October 1, 2020 to September 30, 2021	HIGH	LOW
First Quarter	$.003	$.0003
Second Quarter	$.0049	$.0006
Third Quarter	$.0819	$.0015
Fourth Quarter	$.0815	$.0125
October 1, 2021 to September 30, 2022	HIGH	LOW
First Quarter	$.017	$.0103
Second Quarter	$.0155	$.0061
Third Quarter	$.0086	$.0037
Fourth Quarter	$.0081	$.0056

As of October 28, 2022 there were approximately 453 holders of our Common Stock.

As of October 28, 2022 there were approximately 206 holders of our Series A Preferred Stock.

As of October 28, 2022 there was 1 holder of our Series AA Preferred Stock.

As of October 28, 2022 there were approximately 7 holders of our Series M Preferred Stock

As of October 28, 2022 there was one holder of our Series NC Preferred Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2021. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

On October 24, 2022 the Company issued 10,000,000 shares of its Series A Preferred Stock as consideration for social media services to be rendered.

Quarter ended September 30, 2022

On July 15 2022 the Company issued 50,000,000 common shares in satisfaction of $132,650 of convertible indebtedness and $32,950 of accrued interest on convertible indebtedness.

On July 19, 2022 the Company issued 54,514,492 common shares in satisfaction of $180,552 of convertible indebtedness.

On August 4, 2022 the Company issued 7,000,000 common shares pursuant to contractual obligations imposed by a previously issued convertible note which has now been fully converted.

Quarter Ended June 30, 2022

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

Quarter Ended March 31, 2022

On March 28, 2022 the Company issued 16,000,000 common shares in satisfaction of $48,420 of convertible indebtedness and $39,708 of accrued interest on convertible indebtedness.

Quarter Ended December 31, 2021

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2021 we had Cash of $727,162 and as of September 30, 2022 we had cash of $51,204. The decrease in cash of approximately 93% is primarily attributable to the payment of $218,529 in satisfaction $94,537 of convertible indebtedness and $28,973 of accrued interest on convertible indebtedness as well as funds expended in operation of the Company’s business.

As of September 30, 2021 we had Accounts Receivable, Related Party of $213,192 and as of September 30, 2022 we had Accounts Receivable, Related Party of $ 295,466. The increase of approximately 19% is attributable to the accrual during the quarter ended December 31, 2021 of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. , the accrual during the quarter ended March 31,2022 of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. the accrual during the quarter ended June 30,2022 of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. offset by the paying down by licensee of $41,193 of fees accrued yet unpaid due to the Company during the quarter ended September 30, 2022.

As of September 30, 2021 we had Prepaid Expenses of $48,144 and as of September 30, 2022 we had prepaid expenses of $20,945. The decrease in Prepaid Expenses of approximately 56.4% is attributable to the recognition of expenses incurred over the twelve months ended September 30, 2022 resulting from an agreement to provide Research and Development services which was prepaid during the quarter ended September 30, 2021. The term of the agreement is from July 1, 2021 to July 1, 2023. The total consideration due of $55,000 was paid to the contractor as of July 1, 2021 and is being expensed over the term of the agreement.

As of September 30, 2022 we had Notes Receivable, Related Party of $0 and as of September 30, 2021 we had Notes Receivable, Related Party of $ 5,396. As of September 30, 2022 we had Accrued Interest Receivable, Related Party of $0 and as of September 30, 2021 we Accrued Interest Receivable, Related Party of $230. The decrease is attributable to the payment in cash by Zander Therapeutics, Inc.( an entity under common control with the Company) during the quarter ended September 30, 2022 of the principal balance and accrued interest there of a promissory note issued by Zander Therapeutics, Inc. to the Company during the quarter ended June 30, 2021.

As of September 30, 2022 we had Investment Securities (Not Related Party) of $0 and as of September 30, 2021 we had Investment Securities (Not Related Party) of $198,006. The decrease in Investment Securities (Not Related Party) is attributable to the sale by the Company of 18,300 common shares of Oncology Pharma, Inc. during the year ended September 30, 2022.

As of September 30, 2022 we had Prepaid Rent of $10,000 and as of September 30, 2021 we had Prepaid Rent of $0. The increase in Prepaid Rent is primarily attributable to $10,000 of rental expenses prepaid to BST Partners (an entity under common control with the Company) during the quarter ended September 30, 2022.

As of September 30, 2022 we had Investment Securities (Related Party) of $222,580 and as of September 30, 2021 we had Investment Securities ( Related Party) of $19, 969. During the fiscal year ended September 30, 2022 the Company revalued its owned shares of Zander Therapeutics, Inc. resulting in the recognition of an increase in fair value of 1014.65% as compared to September 30, 2021.

As of September 30, 2022 we had Accounts Payable of $28,799 and as of September 30, 2021 we had Accounts Payable of $91,498. The decrease in Accounts Payable of approximately 69% is primarily attributable to the derecognition of $62,700 of payables for which recovery is barred by the statute of limitations imposed under California Code of Civil Procedure §337.

As of September 30, 2022 we had Accrued Interest Payable of $689,785 and as of September 30, 2021 we had Accrued Interest Payable of $954,861. The decrease in Accrued Interest Payable of approximately 28% is primarily attributable to

(a) the conversion during the quarter ended December 31, 2021 of $298,964 of interest accrued but unpaid on Convertible Notes issued by the Company and the satisfaction of $28,973 of interest accrued but unpaid in cash,

(b) the conversion during the quarter ended March 31, 2022 of $39,708 of interest accrued but unpaid on Convertible Notes issued by the Company ,

(c) the conversion of during the quarter ended June 30, 2022 of $3,201 of interest accrued but unpaid on Convertible Notes issued by the Company

(d) the conversion of during the quarter ended September 30, 2022 of $32,950 of interest accrued but unpaid on a Convertible Note issued by the Company offset by additional interest accrued but unpaid during the year ended September 30, 2022 on Notes Payable and Convertible Notes Payable.

As of September 30, 2021 we had Notes Payable of $1,429,179 and as of September 30, 2022 we had Notes Payable of $710. The decrease in Notes Payable of 99.9% is primarily attributable to the reclassification of a Note in the principal amount of $1,500,000 (net of unamortized Original Issue Discount) as a Convertible Note Payable. Such reclassification occurred as a result of the Company’s failure to make a required payment such failure triggering the conversion feature. The aforementioned $1,500,000 Note has been satisfied as of September 30, 2022.

As of September 30, 2021 we had total Convertible Notes Payable of $2,152,811 and as of September 30, 2022 we had total Convertible Notes Payable of $1,272,340. The decrease in total Convertible Notes Payable of 40.98 % is attributable to the following:

(a)	The satisfaction of $785,964 of principal convertible indebtedness through the issuance of equity securities during the quarter ended December 31, 2021
(b)	The settlement of $94,537 of principal convertible indebtedness through cash payments during the quarter ended December 31, 2021
(c)	The reclassification during the quarter ended March 31, 2022 of $1,724, 960 (net of unamortized discount and including a $300,000 penalty incurred due to the failure by the Company to make a required payment to the lender) of principal indebtedness as convertible debt.
(d)	The conversion during the quarter ended March 31, 2022 of $48,420 of principal convertible indebtedness
(e)	The conversion during the quarter ended June 30, 2022 of $1,438,378 of principal convertible indebtedness
(f)	The conversion during the quarter ended September 30, 2022 of $313,202 of principal convertible indebtedness offset by the recognition of $71,607 Amortization of Discount recognized during the fiscal year ended September 30, 2022.

As of September 30, 2022 we had a Derivative Liability of $3,551,793 and as of September 30, 2021 we had a Derivative Liability of $6,892,477. The decrease in Derivative Liability of approximately 48% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $962,500 outstanding as of September 30, 2022.

As of September 30, 2022 we had a Unearned Income of $1,718,290 and as of September 30, 2021 we had a Unearned Income of $1,843,806. Unearned Income represents that portion of $1,905,000 of license fees paid during the quarter ended June 30, 2021 to be recognized as revenue over the 15 year term of the licenses granted in accordance with ASC 606. The decrease of 6% is attributable to the recognition by the Company of $125,517 of licensing revenue over the year ended September 30, 2022.

Revenues from continuing operations were $235,517 for the twelve months ended September 30, 2022 and $171,194 for the same period ended 2021. $110,000 of revenue from related parties recognized during the years ended September 30, 2021 and September 30, 2022 consisted of $100,000 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $10,000 of minimum royalties recognized during the twelve months ended September 30 2021 and 2022 respectively pursuant to the same license. $61,194 of revenue recognized during the year ended September 30, 2021 were recognized pursuant to licenses granted to Oncology Pharma,Inc. and $125,517 of revenue was recognized during the year ended September 30, 2022 pursuant to those same licenses.

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

The Company recognized an Operating Loss of $200,771 during the year ended September 30, 2021 whereas the Company recognized an Operating Loss of $339,605 for the same period ended September 30, 2022. The Company recognized a Net Loss of $6,765,233 for the twelve months ended September 30, 2021 whereas the Company recognized a Net Income of $2,443,531 for the same period ended 2022. Contributing factors to the difference between the periods were the recognition of a Derivative Income of $3,340,683 during the period ended 2022 as opposed to the recognition of Derivative Losses of $4,264,975 during the period ended 2021, the recognition during the fiscal year ended September 30, 2021 of an $800,000 expense related to a legal settlement during the year ended September 30,2021 and recognition of $632, 094 of unrealized losses on sales of Investment Securities as well as $524,960 of realized losses on sales of Investment Securities during the year ended September 30,2021

As of September 30, 2022 we had $51,204 in cash on hand and current liabilities of $8,595,461 such liabilities materially consisting of Accounts Payable, Notes Payable, Convertible Notes Payable , Derivative Liability Recognized, Unearned Income and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of September 30, 2022 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Regen Biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regen Biopharma, Inc. (the “Company”) as of September 30, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended September 30, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended September 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

November 15, 2022

REGEN BIOPHARMA , INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2022	September 30, 2021
ASSETS
CURRENT ASSETS
Cash	$51,204	$727,162
Accounts Receivable, Related Party	254,273	213,192
Note Receivable, Related Party	0	5,396
Accrued Interest Receivable	0	230
Prepaid Expenses	20,945	48,144
Prepaid Rent	10,000
Total Current Assets	336,422	994,124

OTHER ASSETS
Investment Securities	0	198,006
Investment Securities, Related Party	222,580	19,969
Total Other Assets	222,580	217,975
TOTAL ASSETS	$559,002	$1,212,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	28,799	91,498
Notes Payable	710	1,429,179
Accrued payroll taxes	4,241	4,241
Accrued Interest	689,785	954,861
Accrued Rent	0	0
Accrued Payroll	1,266,679	1,266,679
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Unearned Income	1,718,290	1,843,806
Derivative Liability	3,551,793	6,892,477
Convertible Notes Payable Less unamortized discount	1,262,340	2,131,311
Convertible Notes Payable, Related Parties Less unamortized discount	10,000	21,500
Total Current Liabilities	8,595,061	14,697,976
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount		0
Total Long Term Liabilities
Total Liabilities	8,595,061	14,697,976

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 5,800,000,000 authorized and 5,031,517,324 issued and outstanding as of September 30,2022 and 4,800,000,000 authorized and 4,350,554,514 shares issued and outstanding as of September 30 ,2021.	503,150	435,054
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30,2022 and September 30,2021 respectively
Series A Preferred 300,000,000 authorized as of September 30,2021 and 540,000,000 authorized as of September 30, 2022; 439,293,406 and 431,998,817 outstanding as of September 30,2022 and September 30, 2021 respectively	43,929	43,200
Series AA Preferred $0.0001 par value 600,000 authorized and 50,000 and 50,000 outstanding as of September 30,2022 and September 30,2021 respectively	5	5
Series M Preferred $0.0001 par value 300,000,000 authorized and 44,000,000 outstanding as of September 30,2021 and 60,000,000 authorized and 44,000,000 outstanding as of September 30, 2022	4,400	4,400
Series NC Preferred $0.0001 par value 20,000 authorized and 10,000 outstanding as of September 30, 2021 a and September 30,2022 respectively	1	1
Additional Paid in capital	11,581,499	8,644,037
Contributed Capital	736,326	736,326
Retained Earnings (Deficit)	(20,905,369)	(23,348,900)
Total Stockholders' Equity (Deficit)	(8,036,059)	(13,485,877)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$559,002	$1,212,099

  The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2022	Year Ended September 30, 2021
REVENUES
Revenues	$125,517	$61,194
Revenues, Related Party	110,000	110,000
TOTAL REVENUES	235,517	$171,194

COST AND EXPENSES
Research and Development	158,138	36,704
Research and Development, Related Party	117,250	0
General and Administrative	28,055	119,495
Consulting and Professional Fees	221,679	190,765
Rent	50,000	25,000
Total Costs and Expenses	575,122	371,964
OPERATING INCOME (LOSS)	$(339,605)	$(200,771)

OTHER INCOME & (EXPENSES)
Interest Income	455	230
Interest Expense	(138,720)	(316,013)
Interest Expense attributable to Amortization of Discount	(71,067)	(51,015)
Penalties	(300,000)	0
Unrealized Gain ( Loss) on sale of Investment Securities	31,433	(632,094)
Gain(Loss) on sale of Investment Securities	(1,828)	(524,960)
Gain (Loss) on derecognition of Accounts Payable	62,700	0
Derivative Income (Expense)	3,340,683	(4,264,975)
Financing Fees	(45,500)	0
Legal Settlement	0	(800,000)
Gain (Loss) on Extinguishment Convertible Debt	(95,019)	24,365
TOTAL OTHER INCOME (EXPENSE)	2,783,136	(6,564,462)

NET INCOME (LOSS)	$2,443,531	$(6,765,233)
NET INCOME (LOSS) attributable to common shareholders	$2,227,034	$(6,765,233)

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.0005	-0.00225
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,703,768,705	3011544584

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.

Consolidated Statement of Shareholder's Equity (Deficit)

Years ended September 30, 2021 and September 30, 2022

			Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred
			Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
Balance September 30, 2020		Balance September 30, 2020	381,768,689	$38,177	50,000	5	—	—	1,605,000,246	$160,498	44,000,000	$4,400	$8,313,876	$(16,583,666)	$731,711	$(7,334,998)
Shares issued for Debt	10/28/2020	Shares issued for Debt							57,726,183	5,773			(2,021)			3,752
Shares Issued For Interest	10/28/2020	Shares Issued For Interest							22,339,663	2,234			(782)			1,452
Shares issued for Debt	11/6/2020	Shares issued for Debt							60,007,919	6,001			(2,101)			3,900
Shares Issued For Interest	11/6/2020	Shares Issued For Interest							23,926,234	2,393			(838)			1,555
Shares issued for Debt	12/11/2020	Shares issued for Debt							60,834,498	6,083			1,217			7,300
Shares Issued For Interest	12/11/2020	Shares Issued For Interest							26,185,501	2,619			523			3,142
Shares issued for Debt	12/16/2020	Shares issued for Debt							3,300,000	330			99			429
Shares Issued For Interest	12/16/2020	Shares Issued For Interest							1,819,077	182			54			236
Shares issued for Fees	12/16/2020	Shares issued for Fees							1,228,077	123			36			159
Shares issued for Debt	12/16/2020	Shares issued for Debt							62,003,571	6,200			(2,170)			4,030
Shares Issued For Interest	12/16/2020	Shares Issued For Interest							26,155,352	2,616			(916)			1,700
Shares issued for Debt	12/17/2020	Shares issued for Debt							68,333,539	6,833			1,367			8,200
Shares Issued For Interest	12/17/2020	Shares Issued For Interest							14,883,378	1,488			212			1,700
Shares issued for Debt	12/17/2020	Shares issued for Debt	20,000,437	2,000									11,000			13,000
Shares Issued For Interest	12/17/2020	Shares Issued For Interest	12,378,732	1,238									6,808			8,046
Shares issued for Debt	12/23/2020	Shares issued for Debt							88,888,889	8,889			7,111			16,000
Shares Issued For Interest	12/23/2020	Shares Issued For Interest							19,555,555	1,956			1,294			3,250
Shares issued for Debt	12/31/2020	Shares issued for Debt							82,004,603	8,200			(2,870)			5,330
Shares Issued For Interest	12/31/2020	Shares Issued For Interest							935,832,781	3,583			(1,254)			2,329
Additions to Contributed Capital Quarter ended 12/31/2020		Additions to Contributed Capital Quarter ended 12/31/2020													1,865	1,865
Net Loss Quarter Ended December 31,2020		Net Loss Quarter Ended December 31,2020				—		—				—		1,666,367		1,666,367
Balance December 31, 2020		Balance December 31, 2020	414,147,858	$41,415	50,000	5	—	—	2,260,025,066	$226,001	44,000,000	$4,400	$8,330,646	$(14,917,299)	$733,576	—
shares issued for debt	1/28/2021	shares issued for debt							85,900,000	8,590			(3,436)			5,154
shares issued for interest	2/23/2021	shares issued for interest							88,000,000	8,800			(4,400)			4,400
shares issued for debt	2/24/2021	shares issued for debt							71,430,421	7,143			22,857			30,000
shares issued for interest	2/24/2021	shares issued for interest							11,328,865	1,133			3,625			4,758
shares issued for debt	3/2/2021	shares issued for debt							80,928,505	8,093			(2,833)			5,260
shares issued for interest	3/2/2021	shares issued for interest							38,341,033	3,834			(1,342)			2,492
shares issued for debt	3/9/2021	shares issued for debt							67,175,355	6,718			(3,361)			3,357
shares issued for interest	3/9/2021	shares issued for interest							8,824,645	882			(441)			441
shares issued for debt	3/12/2021	shares issued for debt							16,666,667	1,667			(667)			1,000
shares issued for interest	3/12/2021	shares issued for interest							95,833,333	9,583			(3,833)			5,750
shares issued for debt	3/18/2021	shares issued for debt							68,319,520	6,832			(3,417)			3,415
shares issued for interest	3/18/2021	shares issued for interest							1,680,480	168			(84)			84
shares issued for debt	3/31/2021	shares issued for debt							38,519,260	3,852			(1,927)			1,925
shares issued for interest	3/31/2021	shares issued for interest							1,480,740	148			(74)			74
Additions to Contributed Capital Quarter ended 3/31/2021		Additions to Contributed Capital Quarter ended 3/31/2021													250	250
Net Income for the Quarter Ended March 31,2021		Net Income for the Quarter Ended March 31,2021		—		—		—				—		442,183		442183
Balance March 31, 2021		Balance March 31, 2021	414,147,858	$41,415	50,000	5	0	0	2,934,453,890	$293,444	44,000,000	$4,400	$8,331,313	$(14,475,117)	$733,826	—
Shares issued for Debt	4/12/2021	Shares issued for Debt							84,214,968	8,421			(5,310)			3,111
Shares issued for interest	4/12/2021	Shares issued for interest							785,032	79			(30)			49
Preferred Shares issued for Services	4/13/2021	Preferred Shares issued for Services					10000	1								1
Shares issued for Debt	4/13/2021	Shares issued for Debt							26,389,990	2,639			16,361			19,000
Shares issued for interest	4/13/2021	Shares issued for interest							6,578,052	658			4,078			4,736
Shares issued for Debt	4/13/2021	Shares issued for Debt							58,502,448	5,850			(2,340)			3,510
Shares issued for interest	4/13/2021	Shares issued for interest							25,134,385	2,513			(1,005)			1,508
Shares issued for Debt	4/15/2021`	Shares issued for Debt							97,542,355	9,754			(3,414)			6,340
Shares issued for interest	4/15/2021`	Shares issued for interest							48,909,645	4,891			(1,712)			3,179
Shares issued for Debt	4/15/2021`	Shares issued for Debt							38,145,154	3,815			(1,527)			2,288
Shares issued for interest	4/15/2021`	Shares issued for interest							11,336,846	1,134			(454)			680
Shares issued for Debt	4/15/2021`	Shares issued for Debt							89,950,579	8,995			(4,757)			4,238
Shares issued for interest	4/15/2021`	Shares issued for interest							360,821	36			(19)			17
Shares issued for Debt	4/16/2021`	Shares issued for Debt							60,257,055	6,026			40,974			47,000
Shares issued for interest	4/16/2021`	Shares issued for interest							10,498,830	1,050			7,139			8,189
Shares issued for Debt	4/21/2021	Shares issued for Debt							126,423,649	12,642			(4,987)			7,655
Shares issued for interest	4/21/2021	Shares issued for interest							37,390,351	3,739			(1,475)			2,264
Shares issued for Debt	4/28/2021	Shares issued for Debt							24,445,152	2,445			19,555			22,000
Shares issued for interest	4/28/2021	Shares issued for interest							4,339,015	434			3,471			3,905
Shares issued for Debt	5/3/2021	Shares issued for Debt							21,792,903	2,179			(763)			1,416
Shares issued for interest	5/3/2021	Shares issued for interest							11,219,652	1,122			(393)			729
Shares issued for Debt	5/5/2021	Shares issued for Debt							18,271,120	1,827			(640)			1,187
Shares issued for interest	5/5/2021	Shares issued for interest							9,481,896	948			(332)			616
Shares issued for Debt	5/18/2021	Shares issued for Debt							33,772,000	3,377			(1,351)			2,026
Contributed Capital Quarter Ended June 30, 2021		Contributed Capital Quarter Ended June 30, 2021													2,500	2,500
Net Loss for the Quarter Ended June 30,2021		Net Loss for the Quarter Ended June 30,2021		—		—		—				—		(7,489,115)		(7,489,115)
Balance June 30, 2021		Balance June 30, 2021	414,147,858	$41,415	50,000	$5	10,000	$1	3,780,195,788	$378,018	44,000,000	$4,400	$8,392,382	$(21,964,232)	$736,326	$(12,411,685)
Shares issued for Debt	7/16/2021	Shares issued for Debt							4,999,975	500						500
Shares issued for Interest	7/16/2021	Shares issued for Interest							193,439,025	19,344						19,344
Shares issued for Debt	7/22/2021	Shares issued for Debt							100,000,000	10,000					-	10,000
Shares issued for Interest	7/22/2021	Shares issued for Interest							100,000,000	10,000						10,000
Shares issued for Debt	8/2/2021	Shares issued for Debt							100,000,000	10,000						10,000
Shares issued for Debt	9/10/2021	Shares issued for Debt							1,400,004	140			34,860			35,000
Shares issued for Interest	9/10/2021	Shares issued for Interest							519,722	52			12,941			12,993
Shares issued for Debt	9/30/2021	Shares issued for Debt							70,000,000	7,000			(2,800)			4,200
Shares issued for Debt	9/30/2021	Shares issued for Debt	4,000,038	400									49,600			50,000
Shares issued for Interest	9/30/2021	Shares issued for Interest	1,990,099	199									24,677			24,876
Shares issued for Debt	9/30/2021	Shares issued for Debt	4,000,044	400									49,600			50,000
Shares issued for Interest	9/30/2021	Shares issued for Interest	1,982,422	198									24,582			24,780
Shares issued for Debt	9/30/2021	Shares issued for Debt	4,000,038	400									39,600			40,000
Shares issued for Interest	9/30/2021	Shares issued for Interest	1,878,318	188									18,595			18,783
Net Loss for the Quarter Ended September 30,2021		Net Loss for the Quarter Ended September 30,2021				—		—				—		(1,384,668)		(1,384,668)
Balance September 30, 2021		Balance September 30, 2021	431,998,817	$43,200	50,000	$5	10,000	$1	4,350,554,514	$435,054	44,000,000	$4,400	$8,644,037	$(23,348,900)	$736,326	$(13,485,877)
Shares issued for Debt	10/1/2021	Shares issued for Debt							10,000,000	1,000			99,000			100,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							2,666,200	267			26,395			26,662
Shares issued for Debt	10/1/2021	Shares issued for Debt							10,000,000	1,000			99,000			100,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							3,883,700	388			38,449			38,837
Shares issued for Debt	10/1/2021	Shares issued for Debt							6,022,971	602			49,398			50,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							2,361,366	236			19,367			19,603
Shares issued for Debt	10/1/2021	Shares issued for Debt							15,503,953	1,550			48,450			50,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							5,759,719	576			17,999			18,575
Shares issued for Interest	10/1/2021	Shares issued for Interest							23,255,888	2,326			72,674			75,000
Shares issued for Debt	10/1/2021	Shares issued for Debt							9,945,768	995			31,080			32,075
Shares issued for Interest	10/1/2021	Shares issued for Interest							7,751,973	775			24,225			25,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							3,211,178	321			10,035			10,356
Shares issued for Debt	10/1/2021	Shares issued for Debt							1,000,016	100			24,900			25,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							355,326	36			8,847			8,883
Shares issued for Debt	10/1/2021	Shares issued for Debt	4,000,047	400									49,600			50,000
Shares issued for Interest	10/1/2021	Shares issued for Interest	1,869,542	187									23,182			23,369
Shares issued for Debt	10/29/2021	Shares issued for Debt							10,256,427	1,026			98,974			100,000
Shares issued for Interest	10/29/2021	Shares issued for Interest							4,082,878	408			39,400			39,808
Shares issued for Debt	10/29/2021	Shares issued for Debt							8,421,053	842			39,158			40,000
Shares issued for Interest	10/29/2021	Shares issued for Interest							2,987,789	299			13,893			14,192
Shares issued for Debt	11/4/2021	Shares issued for Debt							6,250,082	625			49,375			50,000
Shares issued for Interest	11/4/2021	Shares issued for Interest							2,376,531	238			18,774			19,012
Shares issued for Debt	11/24/2021	Shares issued for Debt							72,476,800	7,248			3,716			10,964
Shares issued for Debt	11/24/2021	Shares issued for Debt							1,000,014	100			24,900			25,000
Shares issued for Interest	11/24/2021	Shares issued for Interest							461,086	46			11,481			11,527
Shares issued for Debt	11/24/2021	Shares issued for Debt							2,400,000	240			59,760			60,000
Shares issued for Interest	11/24/2021	Shares issued for Interest							1,017,600	102			25,338		-	25,440
Shares issued for Debt	12/10/2021	Shares issued for Debt	1,000,000	100									24,900			25,000
Shares issued for Interest	12/10/2021	Shares issued for Interest	425,000	43									10,583			10,625
Net Loss for the Quarter Ended December 31,2021		Net Loss for the Quarter Ended December 31,2021				—		—				—		2,644,980		2,644,980
Balance December 31,2021		Balance December 31,2021	439,293,406	$43,929	50,000	$5	10,000	$1	4,564,002,832	$456,399	44,000,000	$4,400	$9,706,891	$(20,703,920)	-	$(9,755,969)
Shares issued for Debt	3/28/2022	Shares issued for Debt							8,790,790	879			47,541			48,420
Shares issued for Interest	3/28/2022	Shares issued for Interest							7,209,210	721			38,987		-	39,708
Net Loss for the Quarter Ended March 31, 2022		Net Loss for the Quarter Ended March 31, 2022		—		—		—				—		(67,081,589)		(67,081,589)

Balance March 31, 2022		Balance March 31, 2022	439,293,406	$43,929	50,000	$5	10,000	$1	4,580,002,832	$457,999	44,000,000	$4,400	$9,793,419	$(87,785,509)	-	$(76,749,430)
Shares issued for Debt	4/5/2022	Shares issued for Debt							39,691,174	3,969			214,648			218,617
Shares issued for Interest	4/5/2022	Shares issued for Interest							308,826	31			1,670			1,701
Shares issued for Debt	4/8/2022	Shares issued for Debt							99,728,094	9,973			540,188		-	550,161
Shares issued for Interest	4/8/2022	Shares issued for Interest							271,906	27			1,473			1,500
Shares issued for Debt	5/16/2022	Shares issued for Debt							100,000,000	10,000			324,800			334,800
Shares issued for Debt	6/8/2022	Shares issued for Debt							100,000,000	10,000			324,800			334,800
Net Income for the Quarter Ended June 30, 2022		Net Income for the Quarter Ended June 30, 2022		—		—		—				—		66,958,167		66,958,167
Balance June 30,2022		Balance June 30,2022	439,293,406	$43,929	50,000	$5	10,000	$1	4,920,002,832	$491,999	44,000,000	$4,400	$11,200,998	$(20,827,342)	-	$(8,349,684)
Shares issued for Debt	7/15/2022	Shares issued for Debt							40,051,329	4,005			128,645			132,650
Shares issued for Interest	7/15/2022	Shares issued for Interest							9,948,671	995			31,955			32,950
Shares issued for Debt	7/20/2022	Shares issued for Debt							54,514,492	5,451			175,101		-	180,552
Shares issued for Expenses	8/4/2022	Shares issued for Expenses							7,000,000	700			44,800			45,500
Net Loss for the Quarter Ended September 30, 2022		Net Loss for the Quarter Ended September 30, 2022		—		—		—				—		(78,027)		(78,027)
Balance September 30,2022		Balance September 30,2022	439,293,406	$43,929	50,000	$5	10,000	$1	5,031,517,324	$503,150	44,000,000	$4,400	$11,581,498	$(20,905,369)	-	$(8,036,059)

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$2,443,531	$(6,765,233)
Adjustments to reconcile net Income to net cash
Common Stock issued for Expenses	45,500	159
Preferred Stock issued as compensation	0	1

Increase (Decrease) in Interest expense attributable to amortization of Discount	71,067	51,015
Increase (Decrease) in Accounts Payable	(62,705)	(18,988)
(Increase) Decrease in Accounts Receivable	(41,082)	(109,999)
Increase (Decrease) in accrued Expenses	109,747	369,825
(Increase) Decrease in Prepaid Expenses	17,199	(48,146)
Increase(Decrease) in Contributed Capital	0	4,615
Increase ( Decrease) in Derivative Expense	(3,340,683)	4,264,974
Increase ( Decrease) in Unearned Income	(125,517)	1,843,806
Increase ( Decrease) in Penalties	300,000
(Increase( Decrease in Notes Receivable	5,396	(5,396)
(Increase( Decrease in Accrued Interest Receivable	230	(230)
Securities accepted as compensation	0	(1,850,000)
Gain( Loss) on forgiveness of Debt		(24,364)
Increase (Decrease) in Loss on Sale of Investment Securities	1,828	524,930
Unrealized Loss(Gain) on Investment Securities	(31,433)	632,094
Net Cash Provided by (Used in) Operating	$(606,921)	$(1,130,938)

Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities	25,000	495,000
Net Cash Provided By Investment Activities	25,000	495,000

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in Notes Payable	499	1,363,100
Increase (Decrease) in Convertible Notes Payable	(94,535)
Net Cash Provided by (Used in) Financing Activities	(94,036)	1,363,100

Net Increase (Decrease) in Cash	$(675,957)	$727,162
Cash at Beginning of Period	$727,162	$—
Cash at End of Period	$51,204	$727,162

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$2,510,964	$278,423
Preferred Shares Issued for Debt	$75,000	$153,000
Cash Paid for Interest	$27,473	$—
Common shares Issued for Interest	$342,329	$101,929
Preferred Shares issued for Interest	$33,994	$76,485

  The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Consolidated Financial Statements

As of September 30, 2022

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of September 30, 2022 utilized the following inputs:

Risk Free Interest Rate	3.89%
Expected Term	(0.30) – (2.33) Yrs
Expected Volatility	868.81%
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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the years ended September 30,2021 and September 30, 2022.

K. NOTES RECEIVABLE

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $20,905,369  during the period from April 24, 2012 (inception) through September 30, 2022. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE

(a) RELATED PARTY

As of September 30, 2022
David Koos	$710
Total:	$710

$710 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

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

As of September 30, 2022 $100,000 of the principal amount of the Note remains outstanding.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

As of September 30 , 2022 $50,000 of the principal amount of the Note remains outstanding.

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

. As of September 30, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

As of September 30, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

As of September $50,000 of the principal amount of the Note remains outstanding.

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

As of September 30, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,615 was recognized by the Company as of September 30, 2022.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note. As of September 30 ,2022 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,615 was recognized by the Company as of September 30, 2022.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company(“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of September 30 , 2022 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,615 was recognized by the Company as of September 30,2022.

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

As of September 30, 2022 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $738,462 was recognized by the Company as of September 30, 2022.

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

As of September 30, 2022 $150,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $553,846 was recognized by the Company as of September 30 2022.

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

As of September 30, 2022 $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,615 was recognized by the Company as of September 30, 2022.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of September 30, 2022, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,615 was recognized by the Company as of September 30, 2022.

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

As of September 30, 2022 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $369,231 was recognized by the Company as of September 30, 2022.

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

As of September 30, 2022 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $92,308 was recognized by the Company as of September 30 2022.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of September 30 2022 $25,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $82,308 was recognized by the Company as of September 30, 2022.

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

As of September 30, 2022 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $369,231 was recognized by the Company as of September 30, 2022.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Notes on or prior to the close of business on the three (3) month anniversary of the date that the Notes shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Notes, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Notes

As of September 30, 2022 $100,000 of the principal amount of the Notes remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $369,231 was recognized by the Company as of September 30, 2022.

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

As of September 30, 2022 $11,500 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $42,461 was recognized by the Company as of September 30, 2022.

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

As of September 30, 2022, 10,000 of the principal amount of the Note remains outstanding.

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

As of September 30, 2022 $1,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $1639 was recognized by the Company as of September 30, 2022.

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

As of September 30, 2022 the Company is indebted to David R. Koos the Company’s sole officer and director in the amount of $710. $710 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

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

On August 8, 2022 the Company sold 18,200 common shares of Oncology Pharma, Inc. to Zander Therapeutics, Inc. for consideration consisting of $25,000 cash.

NOTE 7. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of September 30, 2022 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics (See Note 6).

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30 2022:

Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 5,031,517,324  shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of September 30, 2022, 540,000,000 is designated Series A Preferred Stock of which 439,293,406 shares are outstanding as of September 30, 2022, 60,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of September 30, 2022, and 20,000 is designated Series NC stock of which 10,000 shares are outstanding as of September 30, 2022. .

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

On September 30,2022 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	65,661
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	23,989
Investment Securities	8,423,366
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	400,000
Accrued Expenses Related Parties	162,011
Notes Payable Related Party	5396
Accrued Expenses	203,037
Enterprise Value	10,563,930
Less: Total Debt	(2,038,343)
Portion of Enterprise Value Attributable to Shareholders	8,525,587
Fair Value Per Share	$0.186168

The abovementioned constitute the Company’s sole related party investment securities as of September 30, 2022

As of September 30, 2022:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended September 30,2022
$5,741	$87,608	$81,867	$0

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gain	Net Unrealized Gain or (Loss) realized during the quarter ended September 30, 2022
$13,124	$134971	$121,847	$01

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

During the quarter ended September 30, 2022 18,300 of the aforementioned common shares were sold to Zander Therapeutics, Inc. ( company under common control with Regen) for consideration consisting of $25,000 cash.

NOTE 11. INCOME TAXES

As of September 30, 2022

Deferred tax assets:
Net operating tax carry forwards	$4,390,127
Other	(0)
Gross deferred tax assets	4,390,127
Valuation allowance	(4,390,127)
Net deferred tax assets	$(0)

As of September 30 2021 the Company has a Deferred Tax Asset of $4,390,127 completely attributable to net operating loss carry forwards of approximately $20,905,369. The amount and availability of any net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward.

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

NOTE 11. STOCK TRANSACTIONS

On October 1, 2021 the Company issued 101,718,058 common shares in satisfaction of $425,000 of convertible indebtedness and $154,991 of accrued interest on convertible indebtedness.

On October 1, 2021 the Company issued 5,869,589 shares of Series A Preferred stock in satisfaction of $50,000 of convertible indebtedness and $23,369 of accrued interest on convertible indebtedness.

On October 29, 2021 the Company issued 25,748,147 common shares in satisfaction of $140,000 of convertible indebtedness and $54,000 of accrued interest on convertible indebtedness.

On November 4 , 2021 the Company issued 8,626,613 common shares in satisfaction of $50,000 of convertible indebtedness and $69,012 of accrued interest on convertible indebtedness.

On November 24, 2021 the Company issued 77,355,500 common shares in satisfaction of $95,964 of convertible indebtedness and $36,967 of accrued interest on convertible indebtedness.

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

On August 4, 2022 the Company issued 7,000,000 common shares pursuant to contractual obligations imposed by a previously issued convertible note which has now been fully converted.

NOTE 12. SUBSEQUENT EVENTS

On October 24, 2022 the Company issued 10,000,000 shares of its Series A Preferred Stock as consideration for social media services to be rendered.

Item 9A. Controls and Procedures

 a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2022. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and functions as the Company’s principal executive officer and principal financial officer respectively.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2022 is based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management believes that, as of September 30, 2022 the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended September 30, 2022 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Executive Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO	From October 1, 2020 to September 30, 2021	$0	1	0	0	0

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO	From October 1, 2021 to September 30, 2022	$0	0	0	0	0

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

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of October 28, 2022 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

Based on 5031517324 shares issued and outstanding as of October 28, 2022

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage
Common	David R. Koos	3,181,468	*	0.006%
	c/o Regen Biopharma, Inc.
	4700 Spring Street St 304
	La Mesa CA 91942*
Common	All Officers and Directors as a Group	3,181,468		0.006%

*includes 3,166 shares held by BMXP Holdings Shareholder's Business Trust and 710 shares held by the AFN Trust

Based on 449,293,406 shares issued and outstanding as of October 28, 2022

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series A Preferred	David R. Koos		42%
	c/o Regen Biopharma, Inc.	190,507,442
	4700 Spring Street St 304
	La Mesa CA 91942*
Series A Preferred	Zander Therapeutics, Inc.	163,874,380	36%
	4700 Spring Street St 304
	La Mesa CA 91942
Series A Preferred	All Officers and Directors as a Group	165,021,042	42%

* Includes 316 shares held by BMXP Holdings Shareholder's Business Trust, 163,874,380 shares held by Zander Therapeutics, Inc., 25,518,400 shares held by BST Partners  and 710 shares held by the AFN Trust

Based on 44,000,00 shares outstanding as of October 28,2022

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series M Preferred	David R. Koos	11,500,000	26.14%
	c/o Regen Biopharma, Inc
	4700 Spring Street, Suite 304,
	La Mesa, California 91942
Series M Preferred	Todd S. Caven	10,000,000	22.73%
	8578 TERRACEVIEW LANE NORTH
	MAPLE GROVE, MN 55311
Series M Preferred	Roger Formisano	3,000,000	6.82%
	4124 N. 64th Street
	Scottsdale, AZ 85251
Series M Preferred	Robert D. Hopkins	3,000,000	6.82%
	11642 N. 40th Place
	Phoenix, AZ 85028
Series M Preferred	Harry Lander	10,000,000	22.73%
	50 SUTTON PLACE SOUTH
	APT. 6A
	NEW YORK, NY 10022
Series M Preferred	Jean-Pierre Millon	6,000,000	13.64%
	3908 E. San Miguel Ave
	Paradise Valley, AZ 85253
Series M Preferred	All Officers and Directors as a Group	11,500,000	26.14%

Based on 50,000 shares outstanding as of October 28,2022

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series AA Preferred	David R. Koos
	c/o Regen Biopharma, Inc.	50,000	100%
	4700 Spring Street St 304
	La Mesa CA 91942
Series AA Preferred	All Officers and Directors as a Group	50,000	100%

Based on 10,000 shares outstanding as of October 28,2022

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series NC Preferred	David R. Koos
	c/o Regen Biopharma, Inc.	50,000	100%
	4700 Spring Street St 304
	La Mesa CA 91942
Series NC Preferred	All Officers and Directors as a Group	50,000	100%

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

As of October 28, 2022, $10,000 of the principal amount of the Note remains outstanding.

During the quarter ended June 30, 2021 Zander Therapeutics, Inc. issued a promissory note in the amount of $5,396 to the Company as consideration for expenses of Zander Therapeutics Inc., paid by the Company. The Note is payable on demand of the Holder and bears simple interest at 10% per annum. The Note and interest accrued thereon was paid by Zander during the quarter ended September 30, 2022.

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

As of September 30, 2022 the Company is indebted to David R. Koos the Company’s sole officer and director in the amount of $710. $710 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

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

Director Independence

Audit Committee and Audit Committee Financial Expert

The Company’s Board of Directors may not be considered independent as the sole director is also an officer. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s Board of Directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its members are able to read and understand fundamental financial statements and has substantial business experience that results in the member's financial sophistication. Accordingly, the Board of Directors believes that its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

Audit Related Fees:  Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended September 30, 2021 these fees were primarily derived from review of financial statements in the Company's Form 10-Q Reports

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning October 1, 2021 and ending September 30, 2022:

Audit Fees	$21,600
Audit Related Fees	16,300
Tax Fees	0
All Other Fees	0
$37,900

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:  Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended September 30, 2021 these fees were primarily derived from review of financial statements in the Company's Form 10-Q Reports.

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

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	November 15, 2022

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	November 15, 2022

