Form 10-Q
period 2022-12-31
Regen BioPharma Inc
filed 2023-01-19
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2022

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 17, 2023 Regen Biopharma, Inc. had 5,048,430,270  common shares outstanding.

As of January 17, 2023 Regen Biopharma, Inc. had 608,650,514 shares of Series A Preferred Stock outstanding.

As of January 17, 2023 Regen Biopharma, Inc. had 50,000 shares of Series AA Preferred Stock outstanding.

As of January 17, 2023 Regen Biopharma, Inc. had 44,000,000 shares of Series M Preferred Stock outstanding.

As of January 17, 2023 Regen Biopharma, Inc. had 10,000 shares of Series NC Preferred Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2022 (Unaudited)	September 30, 2022
ASSETS
CURRENT ASSETS
Cash	$40,741	$51,204
Accounts Receivable, Related Party	131,698	254,273
Note Receivable, Related Party	0	0
Accrued Interest Receivable	0	0
Prepaid Expenses	14,089	20,945
Prepaid Rent	5,000	10,000
Total Current Assets	191,528	336,422
OTHER ASSETS
Investment Securities		0
Investment Securities, Related Party	222,580	222,580
Total Other Assets	222,580	222,580
TOTAL ASSETS	$414,108	$559,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	31,039	28,799
Notes Payable	710	710
Accrued payroll taxes	4,241	4,241
Accrued Interest	301,363	689,785
Accrued Rent	0	0
Accrued Payroll	1,266,679	1,266,679
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Unearned Income	1,686,650	1,718,290
Derivative Liability	1,435,949	3,551,793
Convertible Notes Payable Less unamortized discount	499,880	1,262,340
Convertible Notes Payable, Related Parties Less unamortized discount	10,000	10,000
Total Current Liabilities	5,298,935	8,595,061
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount	—	—
Total Long Term Liabilities	—	—
Total Liabilities	5,298,935	8,595,061

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock ($.0001 par value) 500,000,000 shares authorized; 5,800,000,000 authorized and 5,031,517,324 issued and outstanding as of September 30,2022 and 50,848,430,270 shares issued and outstanding as of December 31, 2022.	504,843	503,150
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30,2022 and December 31, 2022 respectively
Series A Preferred; 739,000,000 authorized as of December 31, 2022 and 540,000,000 authorized as of September 30, 2022; 439,293,406 and 608,650,514 outstanding as of September 30,2022 and December 31, 2022 respectively	60,865	43,929
Series AA Preferred $0.0001 par value 600,000 authorized and 50,000 and 50,000 outstanding as of September 30,2022 and December 31,2022 respectively	5	5
Series M Preferred; $0.0001 par value 60,000,000 authorized and 44,000,000 outstanding as of December 31, 2022 and 60,000,000 authorized and 44,000,000 outstanding as of September 30, 2022	4,400	4,400
Series NC Preferred $0.0001 par value 20,000 authorized and 10,000 outstanding as of December 31, 2022 and September 30,2022 respectively	1	1
Additional Paid in capital	13,078,374	11,581,499
Contributed Capital	736,326	736,326
Retained Earnings (Deficit)	(19,269,640)	(20,905,369)
Total Stockholders’ Equity (Deficit)	(4,884,826)	(8,036,059)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$414,108	$559,002

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended December 31, 2022	Quarter Ended December 31, 2021
REVENUES
Revenues	$31,640	$31,640
Revenues, Related Party	27,425	27,425
TOTAL REVENUES	59,065	59,065

COST AND EXPENSES
Research and Development	95,513	35,418
Research and Development, Related Party	0	80,275
General and Administrative	8,738	6,658
Consulting and Professional Fees	403,680	38,136
Rent	15,000	5,000
Total Costs and Expenses	522,931	165,487

OPERATING INCOME (LOSS)	$(463,867)	$(106,422)

OTHER INCOME & (EXPENSES)
Interest Income	0	135
Interest Expense	(17,359)	(35,010)

Interest Expense attributable to Amortization of Discount	0	(22,451)
Penalties	0	0
Unrealized Gain ( Loss) on sale of Investment Securities	0	(123,891)
Gain(Loss) on sale of Investment Securities	0	0
Gain (Loss) on derecognition of Accounts Payable	0	62,700
Derivative Income (Expense)	2,115,806	2,964,939
Financing Fees	0	0
Legal Settlement	0	0
Gain (Loss) on Extinguishment Convertible Debt	1,150	(95,019)
TOTAL OTHER INCOME (EXPENSE)	2,099,596	2,751,403
NET INCOME (LOSS)	$1,635,730	$2,644,980
NET INCOME (LOSS) attributable to common shareholders	$1,448,439	$2,391,062
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.0003	$0.001
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,040,810,152	4,506,953,931

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA , INC.
Condensed Consolidated Statement of Shareholder’s Equity (Deficit)
(Unaudited)
Three Months Ended December 31, 2021 and December 31, 2022

			Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred
			Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
Balance September 30, 2021		Balance September 30, 2021	431,998,817	$43,200	50,000	$5	10,000	$1	4,350,554,514	$435,054	44,000,000	$4,400	$8,644,037	$(23,348,900)	$736,326	$(13,485,877)
Shares issued for Debt	10/1/2021	Shares issued for Debt							10,000,000	1,000			99,000			100,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							2,666,200	267			26,395			26,662
Shares issued for Debt	10/1/2021	Shares issued for Debt							10,000,000	1,000			99,000			100,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							3,883,700	388			38,449			38,837
Shares issued for Debt	10/1/2021	Shares issued for Debt							6,022,971	602			49,398			50,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							2,361,366	236			19,367			19,603
Shares issued for Debt	10/1/2021	Shares issued for Debt							15,503,953	1,550			48,450			50,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							5,759,719	576			17,999			18,575
Shares issued for Interest	10/1/2021	Shares issued for Interest							23,255,888	2,326			72,674			75,000
Shares issued for Debt	10/1/2021	Shares issued for Debt							9,945,768	995			31,080			32,075
Shares issued for Interest	10/1/2021	Shares issued for Interest							7,751,973	775			24,225			25,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							3,211,178	321			10,035			10,356
Shares issued for Debt	10/1/2021	Shares issued for Debt							1,000,016	100			24,900			25,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							355,326	36			8,847			8,883
Shares issued for Debt	10/1/2021	Shares issued for Debt	4,000,047	400									49,600			50,000
Shares issued for Interest	10/1/2021	Shares issued for Interest	1,869,542	187									23,182			23,369
Shares issued for Debt	10/29/2021	Shares issued for Debt							10,256,427	1,026			98,974			100,000
Shares issued for Interest	10/29/2021	Shares issued for Interest							4,082,878	408			39,400			39,808
Shares issued for Debt	10/29/2021	Shares issued for Debt							8,421,053	842			39,158			40,000
Shares issued for Interest	10/29/2021	Shares issued for Interest							2,987,789	299			13,893			14,192
Shares issued for Debt	11/4/2021	Shares issued for Debt							6,250,082	625			49,375			50,000
Shares issued for Interest	11/4/2021	Shares issued for Interest							2,376,531	238			18,774			19,012
Shares issued for Debt	11/24/2021	Shares issued for Debt							72,476,800	7,248			3,716			10,964
Shares issued for Debt	11/24/2021	Shares issued for Debt							1,000,014	100			24,900			25,000
Shares issued for Interest	11/24/2021	Shares issued for Interest							461,086	46			11,481			11,527
Shares issued for Debt	11/24/2021	Shares issued for Debt							2,400,000	240			59,760			60,000
Shares issued for Interest	11/24/2021	Shares issued for Interest							1,017,600	102			25,338			25,440
Shares issued for Debt	12/10/2021	Shares issued for Debt	1,000,000	100									24,900			25,000
Shares issued for Interest	12/10/2021	Shares issued for Interest	425,000	43									10,583			10,625
Net Loss for the Quarter Ended December 31,2021		Net Loss for the Quarter Ended December 31,2021		—		—		—		—		—	—	2,644,980	—	2,644,980
Balance December 31,2021		Balance December 31,2021	439,293,406	$43,929	50,000	$5	10,000	$1	4,564,002,832	$456,399	44,000,000	$4,400	$9,706,891	$(20,703,920)	—	$(9,755,969)
Balance September 30,2022		Balance September 30,2022	439,293,406	$43,929	50,000	$5	10,000	$1	5,031,517,324	$503,150	44,000,000	$4,400	$11,581,498	$(20,905,369)	—	$(8,036,059)
Preferred Shares Issued for Nonemployee Services	10/25/2022	Preferred Shares Issued for Nonemployee Services	10,000,000	$1,000									299,000			300,000
Preferred Shares Issued for Debt	11/11/2022	Preferred Shares Issued for Debt	105,171,004	$10,517									750,983			761,500
Preferred Shares Issued for Interest	11/11/2022	Preferred Shares Issued for Interest	52,518,104	$5,252									375,010			380,262
Common Shares Issued For Interest	11/11/2022	Common Shares Issued For Interest							16,912,946	1,691,295			23,678			25,369
Preferred Shares Issued for Nonemployee Services	12/5/2022	Preferred Shares Issued for Nonemployee Services	1,668,000	$167									48,205			48,372
Net Income for the Quarter ended December 31, 2022		Net Income for the Quarter ended December 31, 2022		—		—		—		—		—	—	1,635,730	—	1,635,730
Balance December 31, 2022		Balance December 31, 2022	608,650,514	$60,864	50,000	$5	10,000		5,048,430,270	$504,842	44,000,000	$4,400	$13,078,374	$(19,269,640)	—	$(4,884,826)

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Quarter Ended	Quarter Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$1,635,730	$2,644,980
Adjustments to reconcile net Income to net cash
Common Stock issued for Expenses	0
Preferred Stock issued as compensation	348,372

Increase (Decrease) in Interest expense attributable to amortization of Discount	0	22,451
Increase (Decrease) in Accounts Payable	2,240	(59,210)
(Increase) Decrease in Accounts Receivable	122,575	(27,425)
Increase (Decrease) in accrued Expenses	17,359	6,036
(Increase) Decrease in Prepaid Expenses	11,856	6,856
Increase(Decrease) in Contributed Capital	0
Increase ( Decrease) in Derivative Expense	(2,115,806)	(2,964,939)
Increase ( Decrease) in Unearned Income	(31,640)	(31,640)
Increase ( Decrease) in Penalties	0
(Increase( Decrease in Notes Receivable	0
(Increase( Decrease in Accrued Interest Receivable	0	(135)
Securities accepted as compensation	0
(Gain )Loss on forgiveness of Debt	(1,150)
Increase (Decrease) in Loss on Sale of Investment Securities	0
Unrealized Loss(Gain) on Investment Securities	0	123,891

Net Cash Provided by (Used in) Operating	$(10,463)	$(279,135)
Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities	—	—
Net Cash Provided By Investment Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	0	0
(Decrease) in Notes Payable	—	—
Increase (Decrease) in Convertible Notes Payable		(94,535)
Net Cash Provided by (Used in) Financing Activities	0	(94,535)

Net Increase (Decrease) in Cash	$(10,463)	$(373,670)
Cash at Beginning of Period	$51,204	$727,162
Cash at End of Period	$40,741	$353,492

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$—	$710,964
Preferred Shares Issued for Debt	$761,500	$75,000
Cash Paid for Interest	$—	$28,973
Common shares Issued for Interest	$25,369	$264,970
Preferred Shares issued for Interest	$380,262	$33,994

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of December 31, 2022

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of December 31, 2022 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	3.89%
Expected Term	(2.03) – (2.66) Yrs
Expected Volatility	882.14%
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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2021 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the years ended December 31,2021 and December 31, 2022.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $19,269,840  during the period from April 24, 2012 (inception) through December 31, 2022. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE

(a) RELATED PARTY

Notes payable related party
As of December 31, 2022
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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

As of December 31, 2022 $100,000 of the principal amount of the Note remains outstanding.

. On April 6, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 8% per annum . The maturity of the Note is three years from the issue date.

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

As of December 31 , 2022 $50,000 of the principal amount of the Note remains outstanding.

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

As of December 31, 2022 $50,000 of the principal amount of the Note remains outstanding

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

As of December 31, 2022 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $820,513 was recognized by the Company as of December 31, 2022.

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

As of December 31, 2022 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $410,256 was recognized by the Company as of December 31, 2022.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of December 31, 2022, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $184,615 was recognized by the Company as of December 31, 2022.

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

As of December 31, 2022, 10,000 of the principal amount of the Note remains outstanding.

Zander and Regen are under common control. Zander Therapeutics, Inc. is the sole licensee of Regen’s NR2F6 intellectual property for veterinary applications.

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

As of December 31, 2022, $10,000 of the principal amount of the Note remains outstanding.

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

As of December 31, 2022 the Company is indebted to David R. Koos the Company’s sole officer and director in the amount of $710. $710 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

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

NOTE 7. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of December 31, 2022 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics (See Note 6)

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2022:

Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 5,048,230,170 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 50,000 shares issued and outstanding as of December 31, 2022, 739,000,000 is designated Series A Preferred Stock of which 608,650,514 shares are outstanding as of December 31, 2022, 60,000,000 is designated Series M Preferred Stock of which 44,000,000 shares are outstanding as of December 31, 2022, and 20,000 is designated Series NC stock of which 10,000 shares are outstanding as of December 31, 2022. ..

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

The Board of Directors of the Company have authorized 739,000,000 shares of the Series A Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series A Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series A Preferred Stock owned by such holder times one . Except as otherwise required by law holders of Common Stock, other series of Preferred issued by the Corporation, and Series A Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

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

On January 10, 2017 Regen Biopharma, Inc. (“Regen”) filed a CERTIFICATE OF DESIGNATION (“Certificate of Designations”) with the Nevada Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as “Series M Preferred Stock” (hereinafter referred to as “Series M Preferred Stock”).

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

On March 26, 2021 Regen Biopharma, Inc. ( “Regen”) filed a CERTIFICATE OF DESIGNATION (“Certificate of Designations”) with the Nevada Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as Nonconvertible Series NC Preferred Stock (hereinafter referred to as “Series NC Preferred Stock”).

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

On December 31,2022 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Dividend income
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

The abovementioned constitute the Company’s sole related party investment securities as of December 31 , 2022.

As of December 31, 2022:

Comprehensive income
470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended December 31,2022
$5,741	$87,608	$81,867	$0

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gain	Net Unrealized Gain or (Loss) realized during the quarter ended December 31 , 2022
$13,124	$134971	$121847	$01

NOTE 10. STOCK TRANSACTIONS

On October 25, 2022 the Company issued 10,000,000 Series A preferred shares as consideration for nonemployee services

On November 11, 2022 the Company issued 157,689,108 Series A preferred shares in satisfaction of $761,500 of convertible indebtedness and $380,262 of accrued interest on convertible indebtedness.

On November 11, 2022 the Company issued 16,912,946 common shares in satisfaction of $25,639 of accrued interest on convertible indebtedness.

On December 5, 2022 the Company issued 1,668,000 Series A preferred shares as consideration for nonemployee services.

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

As of December 31, 2022 we had Cash of $40,741 and as of September 30, 2022 we had cash of $51,204. The decrease in cash of approximately 20% is primarily attributable to cash expended in the operation of the Company’s business offset by .receipt by the Company of $150,000 in accrued license fees ( related party) due.

As of December 31, 2022 we had Accounts Receivable, Related Party of $131,698 and as of September 30, 2022 we had Accounts Receivable, Related Party of $ 295,466. The decrease of approximately 48% is primarily attributable to receipt by the Company of $150,000 in accrued license fees ( related party) due offset by accrual of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. during the quarter ended December 31, 2022.

As of December 31, 2022 we had Prepaid Expenses of $14,089 and as of September 30, 2022 we had prepaid expenses of $20,945. The decrease in Prepaid Expenses of approximately 33% is attributable to the recognition of expenses incurred over the three months ended December 31, 2022 resulting from an agreement to provide Research and Development services which was prepaid during the quarter ended September 30, 2021. The term of the agreement is from July 1, 2021 to July 1, 2023. The total consideration due of $55,000 was paid to the contractor as of July 1, 2021 and is being expensed over the term of the agreement. .

As of September 30, 2022 we had Prepaid Rent of $10,000 and as of December 31, 2022 we had Prepaid Rent of $0. The decrease in Prepaid Rent of 50% is attributable to $10,000 of rental expenses prepaid to BST Partners (an entity under common control with the Company) during the quarter ended September 30, 2022 of which $5,000 was expensed during the quarter ended December 31, 2022.

As of September 30, 2022 we had Accounts Payable of $28,799 and as of December 31, 2022 we had Accounts Payable of $31,039. The increase in Accounts Payable of approximately 8% is primarily attributable to expenses of $1,730 of patent related legal expenses as well as $510 of Transfer Agent fees incurred during the quarter ended December 31, 2022.

As of September 30, 2022 we had Accrued Interest Payable of $689,785 and as of December 31, 2022 we had Accrued Interest Payable of $301,363. The decrease in Accrued Interest Payable of approximately 56% is attributable to the issuance of equity securities of the Company during the quarter ended December 31,2022 in satisfaction of $405,631 of interest accrued but unpaid on Convertible Notes issued by the Company offset by  additional interest accrued but unpaid during the quarter ended December 31, 2022 on Notes Payable and Convertible Notes Payable.

As of September 30, 2022 we had a Derivative Liability of $3,551,793 and as of December 31, 2022 we had a Derivative Liability of $1,435, 949. The decrease in Derivative Liability of approximately 60% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $350,000 outstanding as of December 31, 2022.

As of December 31, 2022 we had total Convertible Notes Payable of $509,880 and as of September 30, 2022 we had total Convertible Notes Payable of $1,272,340. The decrease in total Convertible Notes Payable of approximately 60 % is attributable to the conversion of $761,500 of convertible indebtedness into shares of the Company’s Series A Preferred Stock as well as the derecognition of $1,000 of convertible indebtedness.

Revenues from continuing operations were $59,065 for the three months ended December 31, 2022 and $59,065 for the same period ended 2021. $27,425 of revenue from related parties recognized during the three months ended December 31, 2022 and December 31, 2021 consisted of $24,932 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized during the three months ended December 31, 2021 and 2022 respectively pursuant to the same license. $31,640 of revenue recognized during the three months ended December 31, 2021 were recognized pursuant to licenses granted to Oncology Pharma,Inc. and $31,640 of revenue was recognized during the quarter ended December 31, 2022 pursuant to those same licenses.

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

The Company recognized an Operating Loss of $463,867 during the three months ended December 31, 2022 whereas the Company recognized an Operating Loss of $106,422 for the same period ended 2021. The Company recognized a Net Loss of $2,644,980 for the three months ended December 31, 2021 whereas the Company recognized a Net Income of $1,635,730 for the same period ended 2022. The larger Operating Loss recognized during the three months ended December 31 , 2022 as compared to the same period ended 2021 is primarily attributable to material increases in Research and Development expenses and consulting expenses incurred during the period ended 2022 as compared to the same period ended 2021. With regard to Net Income contributing factors to greater Net Income being recognized during the three months ended December 31, 2021 as compared to the same period ended 2021 include:

(1)	greater operating losses incurred during the three months ended December 31, 2022
(2)	Recognition of Derivative Income of $2,964,939 during the quarter ended December 31, 2021 as opposed to $2,115,806 of Derivative Income recognized during the quarter ended December 31, 2022
(3)	The recognition of a $62,700 gain on derecognition of Accounts Payable during the quarter ended December 31, 2021 for which recovery is barred by the statute of limitations imposed under California Code of Civil Procedure §337.

As of December 31, 2022 we had $40,741 in cash on hand and current liabilities of $5,298,935. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of December 31, 2022 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October 1, 2022 and ending on December 31, 2022, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2022 the Company issued 10,000,000 Series A preferred shares as consideration for nonemployee services

On November 11, 2022 the Company issued 157689108 Series A preferred shares in satisfaction of $761,500 of convertible indebtedness and $380,262 of accrued interest on convertible indebtedness.

On November 11, 2022 the Company issued 16,912,946 common shares in satisfaction of $25,639 of accrued interest on convertible indebtedness.

On December 5, 2022 the Company issued 1,668,000 Series A preferred shares as consideration for nonemployee services.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. Exhibit Index

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
10.1	Hais Agreement
10.2	Reddy Agreement
10.3	Dawald Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	January 19, 2023

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	January 19, 2023

