Form 10-Q
period 2023-03-31
Regen BioPharma Inc
filed 2023-04-18
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2023

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
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2023 Regen Biopharma, Inc. had 3,381,366 common shares outstanding.

As of March 31, 2023 Regen Biopharma, Inc. had 409,551 shares of Series A Preferred Stock outstanding.

As of March 31, 2023 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of March 31, 2023 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of March 31, 2023 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 3, 2023	September 30, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$87,700	$51,204
Accounts Receivable, Related Party	79,123	254,273
Note Receivable, Related Party		0
Accrued Interest Receivable		0
Prepaid Expenses	7,233	20,945
Prepaid Rent	10,000	10,000
Total Current Assets	184,055	336,422
OTHER ASSETS
Investment Securities		0
Investment Securities, Related Party	222,580	222,580
Total Other Assets	222,580	222,580
TOTAL ASSETS	$406,635	$559,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	34,047	28,799
Notes Payable	100,710	710
Accrued payroll taxes	4,241	4,241
Accrued Interest	313,448	689,785
Accrued Rent	0	0
Accrued Payroll	1,256,630	1,266,679
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Unearned Income	1,655,010	1,718,290
Derivative Liability	1,400,000	3,551,793
Convertible Notes Payable Less unamortized discount	499,880	1,262,340
Convertible Notes Payable, Related Parties Less unamortized discount	10,000	10,000
Total Current Liabilities	5,336,389	8,595,061
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount
Total Long Term Liabilities
Total Liabilities	5,336,389	8,595,061
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($0.0001 par value) 500,000,000 shares authorized; 5,800,000,000 authorized and 3,354,866 issued and outstanding as of September 30,2022 and 3,381,366 shares issued and outstanding as of March 31, 2023.	339	503,150
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30,2022 and March 31, 2023 respectively
Series A Preferred, 739,000,000 authorized as of March 31, 2023 and 540,000,000 authorized as of September 30, 2022; 293,033 and 409,551 outstanding as of September 30,2022 and March 31, 2023 respectively	40	43,929
Series AA Preferred, $0.0001 par value 600,000 authorized and 34 and 34 outstanding as of September 30,2022 and March 31,2023 respectively	0	5
Series M Preferred, $0.0001 par value 60,000,000 authorized and 29,338 outstanding as of March 31, 2023 and 60,000,000 authorized and 29,338 outstanding as of September 30, 2022	3	4,400
Series NC Preferred, $0.0001 par value 20,000 authorized and 15,007 outstanding as of March 31, 2023 and 7 outstanding as of September 30,2022	2	1
Additional Paid in capital	13,658,153	11,581,499
Contributed Capital	736,326	736,326
Retained Earnings (Deficit)	(19,324,617)	(20,905,369)
Total Stockholders' Equity (Deficit)	(4,929,755)	(8,036,059)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$406,635	$559,002

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31, 2023	Quarter Ended March 31,2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
REVENUES
Revenues	$31,640	$30,945	$63,280	$62,584
Revenues, Related Party	27,425	27,425	54,849	54,849
TOTAL REVENUES	59,065	58,369	118,129	117,434

COST AND EXPENSES
Research and Development	36,446	27,390	131,959	62,809
Research and Development, Related Party	0	36,975	0	117,250
General and Administrative	18,660	5,355	27,398	12,013
Consulting and Professional Fees	67,800	50,143	471,480	88,279
Rent	15,000	15,000	30,000	20,000
Total Costs and Expenses	137,906	134,863	660,837	300,351
OPERATING INCOME (LOSS)	$(78,842)	$(76,494)	$(542,708)	$(182,917)

OTHER INCOME & (EXPENSES)
Interest Income	0	131	0	266
Interest Expense	(12,085)	(42,561)	(29,444)	(77,571)
Interest Expense attributable to Amortization of Discount		(21,977)		(44,428)
Penalties		(300,000)		(300,000)
Unrealized Gain ( Loss) on sale of Investment Securities		(6,405)		(130,296)
Gain(Loss) on sale of Investment Securities		0
Gain (Loss) on derecognition of Accounts Payable		0		62,700
Derivative Income (Expense)	35,949	(66,634,282)	2,151,755	(63,699,343)
Financing Fees		0
Legal Settlement		0
Gain (Loss) on Extinguishment Convertible Debt		0	1,150	(95,019)
TOTAL OTHER INCOME (EXPENSE)	23,864	(67,005,095)	2,123,460	(64,253,692)

NET INCOME (LOSS)	$(54,978)	$(67,081,589)	$1,580,752	$(64,436,609)
NET INCOME (LOSS) attributable to common shareholders	$(54,978)	$(67,081,589)	$1,391,061	$(64,436,609)

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.0332)	$(22.04)	$0.41	$(21.31)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,656,429	3,043,028	3,364,578	3,023,724

The Accompanying Notes are an Integral Part of These Financial Statements
All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023
3

REGEN BIOPHARMA , INC.
Condensed Consolidated Statement of Shareholder’s Equity (Deficit)
(Unaudited)
Six Months Ended March 31, 2022 and March 31, 2023

			Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred
			Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
Balance September 30, 2021		Balance September 30, 2021	288,190	$28	34	$0	7	$0	2,900,914	$290	29,338	$3	$9,126,378	$(23,348,900)	$736,326	$(13,485,877)
Shares issued for Debt	10-01-2021	Shares issued for Debt							6,667	1			99,999			100,000
Shares issued for Interest	10-01-2021	Shares issued for Interest							1,777	0			26,662			26,662
Shares issued for Debt	10-01-2021	Shares issued for Debt							6,667	1			99,999			100,000
Shares issued for Interest	10-01-2021	Shares issued for Interest							2,589	0			38,837			38,837
Shares issued for Debt	10-01-2021	Shares issued for Debt							4,015	0			50,000			50,000
Shares issued for Interest	10-01-2021	Shares issued for Interest							1,574	0			19,603			19,603
Shares issued for Debt	10-01-2021	Shares issued for Debt							10,336	1			49,999			50,000
Shares issued for Interest	10-01-2021	Shares issued for Interest							3,840	0			18,575			18,575
Shares issued for Interest	10-01-2021	Shares issued for Interest							15,504	2			74,998			75,000
Shares issued for Debt	10-01-2021	Shares issued for Debt							6,631	1			32,074			32,075
Shares issued for Interest	10-01-2021	Shares issued for Interest							5,168	1			24,999			25,000
Shares issued for Interest	10-01-2021	Shares issued for Interest							2,141	0			10,356			10,356
Shares issued for Debt	10-01-2021	Shares issued for Debt							667	0			25,000			25,000
Shares issued for Interest	10-01-2021	Shares issued for Interest							237	0			8,883			8,883
Shares issued for Debt	10-01-2021	Shares issued for Debt	2,667	0									50,000			50,000
Shares issued for Interest	10-01-2021	Shares issued for Interest	1,246	0									23,369			23,369
Shares issued for Debt	10/29/2021	Shares issued for Debt							6,838	1			99,999			100,000
Shares issued for Interest	10/29/2021	Shares issued for Interest							2,722	0			39,808			39,808
Shares issued for Debt	10/29/2021	Shares issued for Debt							5,614	1			39,999			40,000
Shares issued for Interest	10/29/2021	Shares issued for Interest							1,992	0			14,192			14,192
Shares issued for Debt	11-04-2021	Shares issued for Debt							4,167	0			50,000			50,000
Shares issued for Interest	11-04-2021	Shares issued for Interest							1,584	0			19,012			19,012
Shares issued for Debt	11/24/2021	Shares issued for Debt							48,318	5			10,959			10,964
Shares issued for Debt	11/24/2021	Shares issued for Debt							667	0			25,000			25,000
Shares issued for Interest	11/24/2021	Shares issued for Interest							307	0			11,527			11,527
Shares issued for Debt	11/24/2021	Shares issued for Debt							1,600	0			60,000			60,000
Shares issued for Interest	11/24/2021	Shares issued for Interest							678	0			25,440			25,440
Shares issued for Debt	12-10-2021	Shares issued for Debt	667	0									25,000			25,000
Shares issued for Interest	12-10-2021	Shares issued for Interest	283	0									10,625			10,625
Net Loss for the Quarter Ended December 31,2021		Net Loss for the Quarter Ended December 31,2021		—		—		—		—		—		2,644,980	—	2,644,980
Balance December 31, 2021		Balance December 31, 2021	293,053	$28	34	$0	7	$0	3,043,213	$304	29,338	$3	$10,211,291	$(20,703,920)	$736,326	$(9,755,969)
Shares issued for Debt	3/28/2022	Shares issued for Debt							5,861	1			48,419			48,420
Shares issued for Interest	3/28/2022	Shares issued for Interest							4,806	0			39,708			39,708
Net Loss for the Quarter Ended March 31, 2022		Net Loss for the Quarter Ended March 31, 2022		—		—		—		—		—		(67,081,589)	—	(67,081,589)
Balance March 31, 2022		Balance March 31, 2022	293,053	$28	34	$0	7	$—	3,053,879	$305	29,338	$3	$10,299,418	$(87,785,509)	$736,326	$(76,749,430)
Balance September 30, 2022		Balance September 30, 2022	293,053	$28	34	$0	7	$—	3,354,886	$335	29,338	$3	$12,132,620	$(20,905,369)	$736,326	$(8,036,059)
Preferred Shares Issued for Nonemployee Services	10/25/2022	Preferred Shares Issued for Nonemployee Services	6,667	$1									299,999			$300,000
Preferred Shares Issued for Debt	11-11-2022	Preferred Shares Issued for Debt	70,114	$7									761,493			$761,500
Preferred Shares Issued for Interest	11-11-2022	Preferred Shares Issued for Interest	35,012	$4									380,258			$380,262
Common Shares Issued For Interest	11-11-2022	Common Shares Issued For Interest							11,279	$1			25,368			25,369
Preferred Shares Issued for Nonemployee Services	12-05-2022	Preferred Shares Issued for Nonemployee Services	1,112	$0									48,372			$48,372
Net Income for the Quarter ended December 31, 2022		Net Income for the Quarter ended December 31, 2022		—		—		—		—		—		1,635,730	—	1,635,730
Balance December 31, 2022		Balance December 31, 2022	405,958	$40	34	$0	7	$—	3,366,165	$337	29,338		$13,648,107	$(19,269,640)	$736,326	$(4,884,827)
Common Shares issued pursuant to round up provision	3/13/2023	Common Shares issued pursuant to round up provision
March 6, 2023 reverse stock split		March 6, 2023 reverse stock split							15,201	$2			(2)			0
Preferred Shares issued pursuant to round up provision	3/13/2023	Preferred Shares issued pursuant to round up provision
March 6, 2023 reverse stock split		March 6, 2023 reverse stock split	3,593
Preferred Shares issued for accrued salaries	3/17/2023	Preferred Shares issued for accrued salaries					15,000	2					10,048			10,050
Net Income (Loss) for the Quarter Ended March 31, 2023		Net Income (Loss) for the Quarter Ended March 31, 2023		—		—		—		—		—		(54,978)	—	(54,978)
Balance March 31, 2023		Balance March 31, 2023	409,551	$40	34	$0	15,007	$2	3,381,366	$339	29,338		$13,658,153	$(19,324,617)	$736,326	$(4,929,755)

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$1,580,752	$(64,436,609)
Adjustments to reconcile net Income to net cash
Common Stock issued for Expenses
Preferred Stock issued as compensation	348,372
Increase (Decrease) in Interest expense attributable to Amortization of Discount	0	44,428
Increase (Decrease) in Accounts Payable	5,248	(49,870)
(Increase) Decrease in Accounts Receivable	175,150	(54,850)
Increase (Decrease) in accrued Expenses	29,444	48,597
(Increase) Decrease in Prepaid Expenses	13,714	13652
Increase(Decrease) in Contributed Capital
Increase ( Decrease) in Derivative Expense	(2,151,755)	63,699,343
Increase ( Decrease) in Unearned Income	(63,280)	(62,585)
Increase ( Decrease) in Penalties		300000
(Increase( Decrease in Notes Receivable
(Increase( Decrease in Accrued Interest Receivable		(266)
Securities accepted as compensation
(Gain) Loss on forgiveness of Debt	(1,150)
Increase (Decrease) in Loss on Sale of Investment Securities
Unrealized Loss(Gain) on Investment Securities		130,296
Net Cash Provided by (Used in) Operating	(63,504)	(397,953)
	$
Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities
Net Cash Provided By Investment Activities

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in Notes Payable
Increase (Decrease) in Convertible Notes Payable		(94,535)
Increase (Decrease) in Notes Payable	100000
Net Cash Provided by (Used in) Financing Activities	100000	(94,535)

Net Increase (Decrease) in Cash	$36,496	$(492,488)
Cash at Beginning of Period	$51,204	$727,162
Cash at End of Period	$87,700	$234,674

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$—	$759,384
Preferred Shares Issued for Debt	$761,500	$75,000
Cash Paid for Interest	$—	$28,973
Common shares Issued for Interest	$25,369	$304,678
Preferred Shares issued for Interest	$380,262	$33,994

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2023

These Notes have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of March 31, 2023 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	3.48%
Expected Term	(2.28) – (2.90) Yrs
Expected Volatility	895.05%
Expected Dividends	0

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended March 31, 2022 and March 31, 2023.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $19,324,617  during the period from April 24, 2012 (inception) through March 31, 2023. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE

(a) RELATED PARTY

Notes payable related party
As of March 31, 2023
David Koos	$710
Total:	$710

$710 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

(b) NON RELATED PARTY As of March 31, 2023

Bostonia Partners, Inc	$100.000
Total:	$100,000

$50,000 lent to the Company by Bostonia Partners, Inc is due and payable on March 7, 2024 and bears simple interest at a rate of 10% per annum.

$50,000 lent to the Company by Bostonia Partners, Inc is due and payable on March 10, 2024 and bears simple interest at a rate of 10% per annum.

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

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified pursuant to the following terms and conditions:

(a) For the period beginning on the Issue Date and ending 365 days subsequent to the Issue Date (“Year 1”) a 50% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or $150 per share (whichever is greater).

(b) For the period beginning one day subsequent to the final day of Year One and ending 365 days subsequent to Year One (“Year 2”) a 35% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or $150 per share (whichever is greater).

(c) For the period beginning one day subsequent to the final day of Year 2 and ending 365 days subsequent to Year 2 (“Year 3”) a 25% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or $150 per share (whichever is greater).

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

As of March 31, 2023 $100,000 of the principal amount of the Note remains outstanding.

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

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified pursuant to the following terms and conditions:

(a) For the period beginning on the Issue Date and ending 365 days subsequent to the Issue Date (“Year 1”) a 50% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or$150 per share (whichever is greater).

(b) For the period beginning one day subsequent to the final day of Year One and ending 365 days subsequent to Year One (“Year 2”) a 35% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or $150 per share (whichever is greater).

(c) For the period beginning one day subsequent to the final day of Year 2 and ending 365 days subsequent to Year 2 (“Year 3”) a 25% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or $150 per share (whichever is greater).

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

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

As of December 31, 2022 $50,000 of the principal amount of the Note remains outstanding.

On October 31, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is two years from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock and/or Series A Preferred Stock, as such Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Stock shall hereafter be changed or reclassified at a conversion price of $18.75 per share.

The Company shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

As of March 31, 2023 $50,000 of the principal amount of the Note remains outstanding

On May 5, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $200,000 for consideration consisting of $200,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is May 5, 2020. The Note is convertible into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $375 per common share as of the date which is the earlier of:

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

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Common shares of the Company. The warrants shall have a strike price of $75 per share.

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

As of March 31, 2023 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $800,000 was recognized by the Company as of March 31, 2023.

On December 20, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 20, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $37.50 per common share as of the date which is the earlier of:

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

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Common shares of the Company. The warrants shall have a strike price of $37.5 per share.

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

As of March 31, 2023 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of March 31, 2023.

On October 3, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is October 3, 2020. The Note may be converted into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $37.5 per common share as of the date which is the earlier of:

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

In the event that that the Company exercises its right to prepay the note, or if the Lender chooses not to convert the remaining amount of the note into Common Shares of the company, the Lender shall receive warrants equal to 10% of the Common shares it would have received had the Lender converted the remaining amount of the Note into Common shares of the Company. The warrants shall have a strike price of $37.5 per share.

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of March 31, 2023, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of March 31, 2023.

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

As of March 31, 2023, 10,000 of the principal amount of the Note remains outstanding.

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

As of March 31, 2023, $10,000 of the principal amount of the Note remains outstanding.

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

As of March 31, 2023 the Company is indebted to David R. Koos the Company’s sole officer and director in the amount of $710. $710 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

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

NOTE 7. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of March 31, 2023 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics (See Note 6)

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2023:

Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 3,381,366 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of March 31, 2023, 739,000,000 is designated Series A Preferred Stock of which 409,551 shares are outstanding as of March 31, 2023, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of March 31, 2023, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of March 31, 2023. .

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

The Board of Directors of the Company have authorized 600,000 shares of the Series AA Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times seven (7). Except as otherwise required by law holders of Common Stock, other series of Preferred issued by the Corporation, and Series AA Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

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

The Board of Directors of Regen have authorized 20,000 shares of the Series NC Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of Regen, each holder of Series NC Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series NC Preferred Stock owned by such holder times 334. Except as otherwise required by law holders of Common Stock, other series of Preferred issued by Regen, and Series NC Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

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

On March 31,2023 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	65,661
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	23,989
Investment Securities	8,423,366
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	400,000
Accrued Expenses Related Parties	162,011
Notes Payable Related Party	5396
Accrued Expenses	203,037
Enterprise Value	10,563,930
Less: Total Debt	(2,038,343)
Portion of Enterprise Value Attributable to Shareholders	8,525,587
Fair Value Per Share	$0.186168

The abovementioned constitute the Company’s sole related party investment securities as of March 31 , 2023.

As of March 31, 2023:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended March 31,2023
$5,741	$87,608	$81,867	$0

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gain	Net Unrealized Gain or (Loss) realized during the quarter ended March 31 , 2023
$13,124	$134971	$121847	$0

NOTE 10. STOCK TRANSACTIONS

On March 13, 2023 the Company issued 15,201 Common shares and 3,593 Series A Preferred Shares pursuant to roundup requirements related to the Company’s 1 for 1500 reverse stock split of all issued series of stock.

On March 17, 2023 Regen Biopharma, Inc. (“Regen”) issued 15,000 Series NC preferred shares (“Shares”) to David Koos, the Company’s Chief Executive Officer, in consideration of $10,050 of salaries accrued but unpaid owed to David Koos by Regen.

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

As of March 31, 2023 we had Cash of $87,700 and as of September 30, 2022 we had cash of $51,204. The decrease in cash of approximately 70% is primarily attributable to cash expended in the operation of the Company’s business offset by .receipt by the Company of $230,000 in accrued license fees ( related party) due as well as the issuance by the Company of Notes Payable in the principal amount of $100,000.

As of March 31, 2023 we had Accounts Receivable, Related Party of $79,123 and as of September 30, 2022 we had Accounts Receivable, Related Party of $ 295,466. The decrease of approximately 6% is primarily attributable to (a)receipt by the Company of $150,000 in accrued license fees ( related party) due offset by accrual of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. during the quarter ended December 31, 2022 and (b) )receipt by the Company of $80,000 in accrued license fees ( related party) due offset by accrual of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. during the quarter ended March 31, 2023 .

As of March 31, 2023 we had Prepaid Expenses of $7,233 and as of September 30, 2022 we had prepaid expenses of $20,945. The decrease in Prepaid Expenses of approximately 65% is attributable to the recognition of expenses incurred over the six months ended March 31, 2023 resulting from an agreement to provide Research and Development services which was prepaid during the quarter ended September 30, 2021. The term of the agreement is from July 1, 2021 to July 1, 2023. The total consideration due of $55,000 was paid to the contractor as of July 1, 2021 and is being expensed over the term of the agreement. .

As of September 30, 2022 we had Accounts Payable of $28,799 and as of March 31, 2023 we had Accounts Payable of $34,047 The increase in Accounts Payable of approximately 18% is primarily attributable to $5,248 of Transfer Agent fees incurred during the six months ended March 31, 2023.

As of September 30,2022 we had Notes Payable of $710 and as of March 31, 2023 we had Notes Payable of $100,710 attributable to Promissory Notes issued by the Company during the quarter ended March 31, 2023 in the principal amount od $100,000.

As of September 30, 2022 we had Accrued Interest Payable of $689,785 and as of March 31, 2023 we had Accrued Interest Payable of $313,448. The decrease in Accrued Interest Payable of approximately 55% is attributable to the issuance of equity securities of the Company during the quarter ended December 31, 2022 in satisfaction of $405,631 of interest accrued but unpaid on Convertible Notes issued by the Company offset by  additional interest accrued but unpaid during the quarter ended December 31, 2022 on Notes Payable and Convertible Notes Payable.

As of September 30, 2022 we had a Derivative Liability of $3,551,793 and as of March 31, 2023 we had a Derivative Liability of $1,400,000. The decrease in Derivative Liability of approximately 61% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $350,000 outstanding as of March 31, 2023.

As of March 31, 2023 we had total Convertible Notes Payable of $509,880 and as of September 30, 2022 we had total Convertible Notes Payable of $1,272,340. The decrease in total Convertible Notes Payable of approximately 60 % is attributable to the conversion of $761,500 of convertible indebtedness into shares of the Company’s Series A Preferred Stock as well as the derecognition of $1,000 of convertible indebtedness.

Revenues from continuing operations were $59,065 for the three months ended March 31, 2023 and $58,369 for the same period ended 2021. $27,425 of revenue from related parties recognized during the three months ended March 31, 2023 and March 31, 2022 consisted of $24,932 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized during the three months ended March 31, 2023 and 2022 respectively pursuant to the same license. $30,945 of revenue recognized during the three months ended March 31, 2022 were recognized pursuant to licenses granted to Oncology Pharma,Inc. and $31,640 of revenue was recognized during the quarter ended March 31, 2023 pursuant to those same license.

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

The Company recognized an Operating Loss of $524,708 during the six months ended March 31, 2023 whereas the Company recognized an Operating Loss of 182,917 for the same period ended 2022. The large disparity in Operating Losses is primarily attributable to $471,480 in Consulting and Professional fees expensed during the period ended 2023 as well as $131,959 of Research and Development Expenses incurred during the period ended 2023.The Company recognized a Net Loss of $64,436,609 for the three months ended March 31, 2022 whereas the Company recognized Net Income of $1,580,752for the same period ended 2023 primarily attributable to Derivative Losses of $63, 699,343 recognized during the six months ended March 31, 2022 as opposed to Derivative Income of $2,151,755 recognized during the same period ended 2023..

As of March 31, 2023 we had $87,700 in cash on hand and current liabilities of $5,336,389. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of March 31, 2023 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2023 and ending on March 31, 2023, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2023 Regen Biopharma, Inc. (“Regen”) issued 15,000 Series NC preferred shares (“Shares”) to David Koos, the Company’s Chief Executive Officer, in consideration of $10,050 owed to David Koos by Regen.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. Exhibit Index

Exhibit No.	Description
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer

Date:	April 18, 2023

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director

Date:	April 18, 2023

