Form 10-Q
period 2023-06-30
Regen BioPharma Inc
filed 2023-07-25
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2023

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
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2023 Regen Biopharma, Inc. had 3,381,366 common shares outstanding.

As of June 30, 2023 Regen Biopharma, Inc. had 409,551 shares of Series A Preferred Stock outstanding.

As of June 30, 2023 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of June 30, 2023 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of June 30, 2023 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2023	September 30, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$692	$51,204
Accounts Receivable, Related Party	56,547	254,273
Note Receivable, Related Party	0	0
Accrued Interest Receivable	0	0
Prepaid Expenses	377	20,945
Prepaid Rent	5,000	10,000
Total Current Assets	62,616	336,422
OTHER ASSETS
Investment Securities		0
Investment Securities, Related Party	222,580	222,580
Total Other Assets	222,580	222,580
TOTAL ASSETS	$285,196	$559,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	29,403	28,799
Notes Payable	100,710	710
Accrued payroll taxes	4,241	4,241
Accrued Interest	327,511	689,785
Accrued Rent	0	0
Accrued Payroll	1,256,630	1,266,679
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Unearned Income	1,623,370	1,718,290
Derivative Liability	1,400,000	3,551,793
Convertible Notes Payable Less unamortized discount	499,880	1,262,340
Convertible Notes Payable, Related Parties Less unamortized discount	10,000	10,000
Total Current Liabilities	5,314,169	8,595,061
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount
Total Long Term Liabilities
Total Liabilities	5,314,169	8,595,061
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 5,800,000,000 authorized and 3,354,866 issued and outstanding as of September 30, 2022 and 3,381,366 shares issued and outstanding as of June 30, 2023.	339	503,150
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30,2022 and June 30, 2023 respectively
Series A Preferred, 739,000,000 authorized as of June 30, 2023 and 540,000,000 authorized as of September 30, 2022; 293,033 and 409,551 outstanding as of September 30, 2022 and June 30, 2023 respectively	40	43,929
Series AA Preferred, $0.0001 par value 600,000 authorized and 34 and 34 outstanding as of September 30, 2022 and June 30,2023 respectively	0	5
Series M Preferred, $0.0001 par value 60,000,000 authorized and 29,338 outstanding as of June 30, 2023 and 60,000,000 authorized and 29,338 outstanding as of September 30, 2022	3	4,400
Series NC Preferred, $0.0001 par value 20,000 authorized and 15,007 outstanding as of June 30, 2023 and 7 outstanding as of September 30, 2022	2	1
Additional Paid in capital	13,658,153	11,581,499
Contributed Capital	736,326	736,326
Retained Earnings (Deficit)	(19,423,836)	(20,905,369)
Total Stockholders' Equity (Deficit)	(5,028,973)	(8,036,059)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$285,196	$559,002

The Accompanying Notes are an Integral Part of These Financial Statements
All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
REVENUES
Revenues	$31,640	$31,292	$94,920	$93,877
Revenues, Related Party	27,425	27,425	82,274	82,274
TOTAL REVENUES	59,065	58,717	177,194	176,151

COST AND EXPENSES
Research and Development	45,001	31,061	176,960	93,869
Research and Development, Related Party	0	0	0	117,250
General and Administrative	9,262	6,866	36,660	18,879
Consulting and Professional Fees	74,957	64,700	546,437	152,979
Rent	15,000	15,000	45,000	35,000
Total Costs and Expenses	144,220	117,627	805,057	417,977

OPERATING INCOME (LOSS)	$(85,155)	$(58,910)	$(627,863)	$(241,826)

OTHER INCOME & (EXPENSES)
Interest Income	0	133	0	399
Interest Expense	(14,063)	(30,399)	(43,507)	(107,970)
Interest Expense attributable to Amortization of Discount	0	(22,203)	0	(66,631)
Penalties	0		0	(300,000)
Unrealized Gain ( Loss) on sale of Investment Securities	0	161,729	0	31,433
Gain (Loss) on sale of Investment Securities	0	0	0
Gain (Loss) on derecognition of Accounts Payable	0	0	0	62,700
Derivative Income (Expense)	0	66,907,817	2,151,755	3,238,473
Financing Fees	0	0	0	0
Legal Settlement	0	0	0	0
Gain (Loss) on Extinguishment Convertible Debt	0	0	1,150	(95,019)
TOTAL OTHER INCOME (EXPENSE)	(14,063)	67,017,077	2,109,397	2,763,385

NET INCOME (LOSS)	$(99,218)	$66,958,167	1,481,534	$2,521,557
NET INCOME (LOSS) attributable to common shareholders	$(99,218)	$60,931,931.00	1,303,750	2,294,618
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$19.11	$0.39	$0.72
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3381366	3189187	3370012	3196085

The Accompanying Notes are an Integral Part of These Financial Statements
All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.
Condensed Consolidated Statement of Shareholder’s Equity (Deficit)
(Unaudited)
Nine Months Ended June 30, 2022 and June 30, 2023

		Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
	Balance September 30, 2021	288,190	$28	34	$0	7	$0	2,900,914	$290	29,338	$3	$9,126,378	$(23,348,900)	$736,326	$(13,485,877)
10-01-2021	Shares issued for Debt							6,667	1			99,999			100,000
10-01-2021	Shares issued for Interest							1,777	0			26,662			26,662
10-01-2021	Shares issued for Debt							6,667	1			99,999			100,000
10-01-2021	Shares issued for Interest							2,589	0			38,837			38,837
10-01-2021	Shares issued for Debt							4,015	0			50,000			50,000
10-01-2021	Shares issued for Interest							1,574	0			19,603			19,603
10-01-2021	Shares issued for Debt							10,336	1			49,999			50,000
10-01-2021	Shares issued for Interest							3,840	0			18,575			18,575
10-01-2021	Shares issued for Interest							15,504	2			74,998			75,000
10-01-2021	Shares issued for Debt							6,631	1			32,074			32,075
10-01-2021	Shares issued for Interest							5,168	1			24,999			25,000
10-01-2021	Shares issued for Interest							2,141	0			10,356			10,356
10-01-2021	Shares issued for Debt							667	0			25,000			25,000
10-01-2021	Shares issued for Interest							237	0			8,883			8,883
10-01-2021	Shares issued for Debt	2,667	0									50,000			50,000
10-01-2021	Shares issued for Interest	1,246	0									23,369			23,369
10/29/2021	Shares issued for Debt							6,838	1			99,999			100,000
10/29/2021	Shares issued for Interest							2,722	0			39,808			39,808
10/29/2021	Shares issued for Debt							5,614	1			39,999			40,000
10/29/2021	Shares issued for Interest							1,992	0			14,192			14,192
11-04-2021	Shares issued for Debt							4,167	0			50,000			50,000
11-04-2021	Shares issued for Interest							1,584	0			19,012			19,012
11/24/2021	Shares issued for Debt							48,318	5			10,959			10,964
11/24/2021	Shares issued for Debt							667	0			25,000			25,000
11/24/2021	Shares issued for Interest							307	0			11,527			11,527
11/24/2021	Shares issued for Debt							1,600	0			60,000			60,000
11/24/2021	Shares issued for Interest							678	0			25,440			25,440
12-10-2021	Shares issued for Debt	667	0									25,000			25,000
12-10-2021	Shares issued for Interest	283	0									10,625			10,625
	Net Loss for the Quarter Ended December 31, 2021		—		—		—		—		—		2,644,980	—	2,644,980
	Balance December 31, 2021	293,053	$28	34	$0	7	$0	3,043,213	$304	29,338	$3	$10,211,291	$(20,703,920)	$736,326	$(9,755,969)
3/28/2022	Shares issued for Debt							5,861	1			48,419			48,420
3/28/2022	Shares issued for Interest							4,806	0			39,708			39,708
	Net Loss for the Quarter Ended March 31, 2022		—		—		—		—		—		(67,081,589)	—	(67,081,589)
	Balance March 31, 2022	293,053	$28	34	$0	7	$0	3,053,879	$305	29,338	$3	$10,299,418	$(87,785,509)	$736,326	$(76,749,430)
4/5/2022	Shares issued for Debt							26,461	3			218,614			218,617
4/5/2022	Shares issued for Interest							206	0			1,701			1,701
4/8/2022	Shares issued for Debt							66,485	7			550,154			550,161
4/8/2022	Shares issued for Interest							181	0			1,500			1,500
5/16/2022	Shares issued for Debt							66,667	7			334,793			334,800
6/8/2022	Shares issued for Debt							66,667	7			334,793			334,800
	Net Income for the Quarter Ended June 30, 2022												66,958,167		66,958,167
	Balance June 30, 2022	293,053	$28	34	$0	7	$—	3,280,543	$328	29,338	$3	$11,740,975	$(20,827,342)	$736,326	$(8,349,684)
	Balance September 30, 2022	293,053	$28	34	$0	7	$—	3,354,886	$335	29,338	$3	$12,132,620	$(20,905,369)	$736,326	$(8,036,059)
10/25/2022	Preferred Shares Issued for Nonemployee Services	6,667	$1									299,999			$300,000
11-11-2022	Preferred Shares Issued for Debt	70,114	$7									761,493			$761,500
11-11-2022	Preferred Shares Issued for Interest	35,012	$4									380,258			$380,262
11-11-2022	Common Shares Issued For Interest							11,279	$1			25,368			25,369
12-05-2022	Preferred Shares Issued for Nonemployee Services	1,112	$0									48,372			$48,372
	Net Income for the Quarter ended December 31, 2022		—		—		—		—		—		1,635,730	—	1,635,730
	Balance December 31, 2022	405,958	$40	34	$0	7	$—	3,366,165	$337	29,338		$13,648,107	$(19,269,640)	$736,326	$(4,884,827)
3/13/2023	Common Shares issued pursuant to round up provision
	March 6, 2023 reverse stock split							15,201	$2			(2)			0
3/13/2023	Preferred Shares issued pursuant to round up provision
	March 6, 2023 reverse stock split	3,593
3/17/2023	Preferred Shares issued for accrued salaries					15,000	2					10,048			10,050
	Net Income (Loss) for the Quarter Ended March 31, 2023		—		—		—		—		—		(54,978)	—	(54,978)
	Balance March 31, 2023	409,551	$40	34	$0	15,007	$2	3,381,366	$339	29,338	3	$13,658,153	$(19,324,617)	$736,326	$(4,929,755)
	Net Income ( Loss) for the Quarter Ended June 30, 2023												(99,218)		(99,218)
	Balance June 30, 2023	409,551	$40	34	$0	15,007	$2	3,381,366	$339	29,338	3	$13,658,153	$(19,423,836)	$736,326	$(5,028,973)

The Accompanying Notes are an Integral Part of These Financial Statements
All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$1,481,534	$2,521,557
Adjustments to reconcile net Income to net cash
Common Stock issued for Expenses
Preferred Stock issued as compensation	348,372
Increase (Decrease) in Interest expense attributable to amortization of Discount	0	66,631
Increase (Decrease) in Accounts Payable	604	(62,705)
(Increase) Decrease in Accounts Receivable	197,725	(82,275)
Increase (Decrease) in accrued Expenses	43,507	78,996
(Increase) Decrease in Prepaid Expenses	25,570	20,343
Increase (Decrease) in Contributed Capital
Increase (Decrease) in Derivative Expense	(2,151,755)	(3,238,473)
Increase (Decrease) in Unearned Income	(94,920)	(93,877)
Increase (Decrease) in Penalties		300,000
Increase (Decrease) in Notes Receivable
Increase (Decrease) in Accrued Interest Receivable		(399)
Securities accepted as compensation
(Gain) Loss on forgiveness of Debt	(1,150)
Increase (Decrease) in Loss on Sale of Investment Securities
Unrealized Loss(Gain) on Investment Securities		(31,433)
Net Cash Provided by (Used in) Operating Activities	$(150,512)	$(521,634)

Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities
Net Cash Provided By Investment Activities

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in Notes Payable
Increase (Decrease) in Convertible Notes Payable		(94,535)
Increase (Decrease) in Notes Payable	100,000
Net Cash Provided by (Used in) Financing Activities	100,000	(94,535)

Net Increase (Decrease) in Cash	$(50,512)	$(616,169)
Cash at Beginning of Period	$51,204	$727,162
Cash at End of Period	$692	$110,993

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt		$2,197,782
Preferred Shares Issued for Debt	$761,500	$75,000
Cash Paid for Interest	$—	$27,473
Common shares Issued for Interest	$25,369	$309,379
Preferred Shares issued for Interest	$380,262	$33,994

The Accompanying Notes are an Integral Part of These Financial Statements
All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2023

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of June 30, 2023 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	5.18%
Expected Term	(2.54) – (3.15) Yrs
Expected Volatility	907.61%
Expected Dividends	0

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2023 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended June 30, 2022 and June 30, 2023.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $19,423,836  during the period from April 24, 2012 (inception) through June 30, 2023. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.

NOTE 4. NOTES PAYABLE

(a) RELATED PARTY

Notes payable related party
As of June 30, 2023
David Koos	$710
Total:	$710

$710 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

(b) NON RELATED PARTY As of June 30, 2023

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

As of June 30, 2023 $100,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2023 $50,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2023 $50,000 of the principal amount of the Note remains outstanding

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

As of June 30, 2023 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $800,000 was recognized by the Company as of June 30, 2023.

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

As of June 30, 2023 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of June 30, 2023.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30, 2023, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of June 30, 2023.

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

As of June 30, 2023, 10,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2023, $10,000 of the principal amount of the Note remains outstanding.

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

Dr. Brian Koos is to be paid compensated $117,000 as total consideration for performing the abovementioned tasks. During the quarter ended December 31, 2021 Dr. Brian Koos was paid the amount of $80,275 and during the quarter ended June 30, 2022 Dr. Brian Koos was paid $36,975. Dr. Brian Koos is the brother of David Koos the Chairman and Chief Executive Officer of the Company.

As of June 30, 2023 the Company is indebted to David R. Koos the Company’s sole officer and director in the amount of $710. $710 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

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

NOTE 7. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts Receivable due from Related Party as of June 30, 2023 consists solely of amounts earned by the Company not yet paid resulting from the Company’s license agreement with KCL Therapeutics (See Note 6)

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2023:

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of June 30, 2023, 739,000,000 is designated Series A Preferred Stock of which 409,551 shares are outstanding as of June 30, 2023, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of June 30, 2023, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of June 30, 2023. .

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

On June 30, 2023 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	65,661
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	23,989
Investment Securities	8,423,366
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	400,000
Accrued Expenses Related Parties	162,011
Notes Payable Related Party	5396
Accrued Expenses	203,037
Enterprise Value	10,563,930
Less: Total Debt	(2,038,343)
Portion of Enterprise Value Attributable to Shareholders	8,525,587
Fair Value Per Share	$0.186168

The abovementioned constitute the Company’s sole related party investment securities as of June 30, 2023.

As of June 30, 2023:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended June 30, 2023
$5,741	$87,608	$81,867	$0

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gain	Net Unrealized Gain or (Loss) realized during the quarter ended June 30, 2023
$13,124	$134971	$121847	$0

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

As of June 30, 2023 we had Cash of $692 and as of September 30, 2022 we had cash of $51,204. The decrease in cash of approximately 99% is primarily attributable to cash expended in the operation of the Company’s business offset by .receipt by the Company of $280,000 in accrued license fees ( related party) due as well as the issuance by the Company of Notes Payable in the principal amount of $100,000.

As of June 30, 2023 we had Accounts Receivable, Related Party of $56,547 and as of September 30, 2022 we had Accounts Receivable, Related Party of $ 295,466. The decrease of approximately 78% is primarily attributable to (a)receipt by the Company of $150,000 in accrued license fees ( related party) due offset by accrual of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. during the quarter ended December 31, 2022 and (b) )receipt by the Company of $80,000 in accrued license fees ( related party) due offset by accrual of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. during the quarter ended March 31, 2023 and (c) receipt by the Company of $50,000 in accrued license fees ( related party) due offset by accrual of $27,425 of minimum royalties and anniversary fees pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. during the quarter ended June 30, 2023.

As of June 30, 2023 we had Prepaid Expenses of $377 and as of September 30, 2022 we had prepaid expenses of $20,945. The decrease in Prepaid Expenses of approximately 98% is attributable to the recognition of expenses incurred over the nine months ended June 30, 2023 resulting from an agreement to provide Research and Development services which was prepaid during the quarter ended September 30, 2021. The term of the agreement is from July 1, 2021 to July 1, 2023. The total consideration due of $55,000 was paid to the contractor as of July 1, 2021 and is being expensed over the term of the agreement.

As of September 30,2022 we had Notes Payable of $710 and as of June 30, 2023 we had Notes Payable of $100,710 attributable to Promissory Notes issued by the Company during the quarter ended March 31, 2023 in the principal amount of $100,000.

As of September 30, 2022 we had Accrued Interest Payable of $689,785 and as of June 30, 2023 we had Accrued Interest Payable of $357,511. The decrease in Accrued Interest Payable of approximately 52% is attributable to the issuance of equity securities of the Company during the quarter ended December 31, 2022 in satisfaction of $405,631 of interest accrued but unpaid on Convertible Notes issued by the Company offset by  additional interest accrued but unpaid during the nine months ended June 30, 2023 on Notes Payable and Convertible Notes Payable.

As of September 30, 2022 we had a Derivative Liability of $3,551,793 and as of June 30, 2023 we had a Derivative Liability of $1,400,000. The decrease in Derivative Liability of approximately 61% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $350,000 outstanding as of June 30, 2023.

As of June 30, 2023 we had total Convertible Notes Payable of $509,880 and as of September 30, 2022 we had total Convertible Notes Payable of $1,272,340. The decrease in total Convertible Notes Payable of approximately 60 % is attributable to the conversion of $761,500 of convertible indebtedness into shares of the Company’s Series A Preferred Stock as well as the derecognition of $1,000 of convertible indebtedness.

As of June 30, 2023 we had Unearned Income of $1,623,370 and as of September 30, 2022 we had Unearned Income of $1,798,290. Unearned Income represents that portion of $1,905,000 of license fees paid during the quarter ended June 30, 2021 to be recognized as revenue over the 15 year term of the licenses granted in accordance with ASC 606. The decrease of 5.5% is attributable to the recognition by the Company of $94,920 of licensing revenue over the nine months ended June 30, 2023.

Revenues from continuing operations were $59,065 for the three months ended June 30, 2023 and $58,717 for the same period ended 2022. $27,425 of revenue from related parties recognized during the three months ended June 30, 2023 and June 30, 2022 consisted of $24,932 related to an anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $2,493 of minimum royalties recognized during the three months ended June 30, 2023 and 2022 respectively pursuant to the same license. $31,640 of revenue recognized during the three months ended June 30, 2023 were recognized pursuant to licenses granted to Oncology Pharma,Inc. and $31,292 of revenue was recognized during the quarter ended 2022 pursuant to those same licenses.

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

The Company recognized an Operating Loss of $85,155 during the quarter ended June 30, 2023 whereas the Company recognized an Operating Loss of 58,910 for the same period ended 2022.  The large disparity in Operating Losses is attributable to greater Research and Development, Consulting and General and Administrative Expenses recognized during the quarter ended June 30, 2023 as compared to the same quarter ended 2022. The Company recognized a Net Loss of $99,218 for the quarter ended June 30, 2023 as opposed to Net Income of $66,958,127 primarily attributable to the recognition by the Company of Derivative Income of $66,907,817 during the quarter ended June 30, 2022.

Revenues from continuing operations were $177,194 for the nine months ended June 30, 2023 and $176,151 for the same period ended 2022. $82,274 of revenue from related parties recognized during the nine months ended June 30, 2023 and June 30, 2022 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and minimum royalties recognized during the nine months ended June 30, 2023 and 2022 respectively pursuant to the same license. $94,920 of revenue recognized during the nine months ended June 30, 2023 were recognized pursuant to licenses granted to Oncology Pharma,Inc. and $93,877 of revenue was recognized during the nine months ended 2022 pursuant to those same licenses.

The Company recognized an Operating Loss of $627,683 during the nine months ended June 30, 2023 whereas the Company recognized an Operating Loss of 341,826 for the same period ended 2022. The large disparity in Operating Losses is primarily attributable to $546,437 in Consulting and Professional fees expensed during the period ended 2023 although all operating expenses (with the exception of total Research and Development expenses) were greater during the nine months ended 2023 as compared to the same period ended 2022. The Company recognized Net Income of $2,109,397 for the nine months ended June 30, 2023 as opposed to Net Income of $2,763,385 the difference primarily attributable to the recognition by the Company of Derivative Income of $3,238,473 during the nine months ended June 30, 2022.

As of June 30, 2023 we had $692 in cash on hand and current liabilities of $5,314,169. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

As of June 30, 2023 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on April 1, 2023 and ending on June 30, 2023, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2023.

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

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer

Date:	July 25, 2023

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director

Date:	July 25, 2023

