Form 10-K
period 2023-09-30
Regen BioPharma Inc
filed 2023-11-20
CIK 1589150

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2023

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

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $6,592,681

As of November 6, 2023 Regen Biopharma, Inc. had 3,558,861 common shares outstanding.

As of November 6, 2023 Regen Biopharma, Inc. had 409,551 shares of Series A Preferred Stock outstanding.

As of November 6, 2023 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of November 6, 2023 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of November 6, 2023 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding.

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

As of September 15, 2023 we have not licensed any existing therapies which may be marketed.

Patents and Patent Applications:

The following is a list of intellectual property (“IP”) controlled by either Regen Biopharma, Inc. (the “Company”) or KCL Therapeutics (“KCL”). KCL is a wholly owned subsidiary of the Company.

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

Patent No. 11,712,474

Means of stimulating systemic immunity and reduction of post-surgery tumor metastasis through the concurrent intralymphatic inhibition of NR2F6 and treatment with cannabidiol. Through the combination of immunogenic cell death and immune stimulation, the invention provides a means of enhancing the abscopal effect and in some embodiments to cause immunological mediated destruction primary and secondary neoplasia.

Patent No. 11,241,427

Compounds useful for alteration of NR2F6 activity.

Patent no. 11,655,474

Means, methods and compositions of matter useful for suppressing pathological production of new blood vessels in conditions such as cancer and wet macular degeneration. In one embodiment the invention provides silencing of NR2F6 using nucleic acid based approaches such as RNA interference, antisense oligonucleotides, or DICER. In another embodiment, the invention teaches the administration of small molecule NR2F6 inhibitors as means of selectively inhibiting pathological but not healthy angiogenesis.

Active Patent Applications:

Title	Application Number
Enhancement Of Chimeric Antigen Receptor T Cell Efficacy By Dedifferentiation	18447150
Enhanced Dendritic Cell Immune Activation By Combined Inhibition Of NR2F6 With Cannibidiol	62882931
Immune Modulation By TLR Activation For Treatment Of Filovirus Infections Including Ebola	14954902
Nr2f6 Silenced Autologous Immunotherapeutics	15299400
Treatment Of Liver Cancer Through Embolization Depot Delivery Of BORIS Gene Silencing Agents	15250877
Acceleration Of Hematopoietic Reconstitution By Placental, Endothelial And Endothelial Progenitor Cells	13 /897,735
Cells, Compositions, And Treatment Methods For Stimulation Of Hematopoiesis	13 /957,427
Cancer Therapy By Ex Vivo Activated Autologous Immune Cells	13 /957,431
Nr2f6 Inhibited Chimeric Antigen Receptor Cells	62254330
Personalized T Cell Immunotherapy Utilizing Nr2f6 Gene Silencing	15402151
Reduction Of Post-Surgery Cancer Metastasis By Combination Of Cannabidiol And NR2F6 Inhibition	62885740
Stimulation Of Immunity To Tumor Specific And Endothelial Specific Proteins By In Vivo DC Attractio	62 /050,418
Augmentation Of Survivin Modified Mrna Vaccine Efficacy Using Dendritic Cells	18 /358,432
Enhancement Of T Cell Homing To Tumors Through Augmentation Of Chemokine Responsiveness And Activation Dependent Chemokine Secretion	63 /410,205
Combination Therapy Of Solid Tumors Using Chimeric Antigen Receptor Cells Representing Adaptive And Innate Immunity	18 /455,544
Dual Checkpoint Inhibitor Aptamer Based Therapeutics	63 /406,160
Modulation Of Tumor Microenvironment To Augment Efficacy Of Immunotherapy	63 /384,754
Generation Of Tolerance Promoting CAR-T Cells By Enhancement Of NR2F6	63 /520,062
Stimulation Of T Regulatory Cells By Cannabidiol As A Means Of Treating Arthritis And Autoimmunity	17 /010,720
Activation Of Survivin-Specific Immune Responses Using Dendritic Cell Derived Exosomes Alone And/Or From Sirna / Gene Edited Dendritic Cells	63 /439,526

License Agreements:

On June 23, 2015 Regen Biopharma, Inc. (“Regen”) entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. (“Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is under common control with the Company.

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

Pursuant to the Agreement, Zander will pay Regen ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Zander from sublicensees (excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment pursuant to the terms and conditions of the Agreement).

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

On April 7, 2021 Regen Biopharma, Inc. (“Regen”) entered into an agreement (“Agreement”) with Oncology Pharma, Inc. (“Licensee”) whereby Regen granted to Licensee an exclusive right and license for the development and commercialization of certain intellectual property (“License IP”) for the treatment in humans of pancreatic cancer for a term of fifteen years from April 7, 2021.

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

(c) pay to Regen ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Licensee from sublicensees, excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment.

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

(c) pay to KCL ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Licensee from sublicensees, excluding royalties from sublicensees based on Net Sales of any Licensed Products for which KCL receives payment.

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

Principal Products and Services

The Company has begun development of HemaXellerate, a cellular therapy designed to heal damaged bone marrow. HemaXellerate is a patient-specific composition of cells that have been demonstrated to repair damaged bone marrow and stimulate production of blood cells based in previous animal studies. The initial application of HemaXellerate will be the treatment of severe aplastic anemia which is characterized by immune-mediated bone marrow hypoplasia (underdevelopment or incomplete development of a tissue) and pancytopenia (reduction in the number of blood cells and platelets).

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

On May 12, 2021 the “Company executed a consulting agreement with Biotech Research Group Corporation, an FDA Specialist Group and Global Regulatory and Scientific Experts, for the purpose of review and guidance with regard to the planned reinstatement of the Company’s inactive Investigational New Drug applications (INDs) #15376 (HemaXellerate) and #16200 (dCellVax) filed with the United States Food and Drug Administration (“FDA”). The securing of the services to be provided to the Company pursuant to this consulting agreement marks the first step taken by the Company with regard to activating the Company’s currently inactive applications to initiate clinical trials.

tCellVax is intended to be a therapy where immune cells are removed from the cancer patient, treated with siRNA which inhibits NR2F6 and the cells re-infused to the patient. NR2F6 normally acts as a brake on the ability of various immune cells from being activated. The immune cells that are treated with the NR2F6-blocking siRNA become highly activated and can efficiently kill tumors.. The Company has filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I clinical trial assessing safety and feasibility of the dCellVax gene-silenced immune cell immunotherapy for treating patients with solid tumors that are metastatic or not able to be removed surgically. The proposed trial will recruit 25 patients with metastatic cancer and will involve 3 monthly injections of the dCellVax gene-silenced dendritic cell therapy. The trial is anticipated to last one year, with tumor assessment before therapy and at 6 and 12 months.

DiffronC: NR2F6 is a transcription factor that is present in many cells in the body, including immune cells but also highly expressed in certain solid tumors. NR2F6 normally acts as a brake on the ability of various immune cells from being activated and also allows tumor cells to keep growing. The Company has developed a proprietary drug that is based on shRNA technology, which prevents NR2F6 from being expressed. By inhibiting the expression of NR2F6, immune cells that are treated with the NR2F6-blocking shRNA become highly activated and can efficiently kill tumors and tumors that have NR2F6 suppressed begin to differentiate.. We are currently in pre-clinical testing of this drug to optimize its delivery in vivo.

DuraCar: DuraCar is a new cellular therapy being developed by the Company. It is comprised of CAR-T cells which contain an shRNA targeting the gene NR2F6. CAR-T cells are T cells (the lymphoid cells of the body that kill tumors) isolated from a cancer patient that have been modified by expressing a chimeric antigen receptor (CAR) which is specific for the patient’s tumor. These CAR-T cells are then re-infused back into the patient. The CAR-T cells then home in directly on the tumor because they have been given the tumor-specific address via the CAR. While CAR-T cells are very effective in treating leukemias, they are not effective at treating most solid tumors. The reason for this is believed to be that the CAR-T cells are “turned-off” by the physical environment surround solid tumors. By inhibiting NR2F6, we expect our DuraCar cells to have greater efficacy and persistence than conventional CAR-T cells and create a new, optimal way to manufacture CAR-T cells. We are currently in pre-clinical testing of this drug.

Experiments performed on behalf of the Company by two unrelated contract research organizations (CROs) found that T cells which express the chimeric antigen receptor (CAR) construct targeting CD19 and expressing siRNA for NR2F6 had high expression levels of NR2F6 mRNA. NR2F6 is considered an immune checkpoint and thus increasing its activity is likely to lead to immune suppression which may be utilized in the development of therapies for the treatment of autoimmune disorders.

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

None of the abovementioned statements regarding any of our products in development are intended to be a prediction or conclusion of efficacy. No clinical trials on our product candidates have commenced so no conclusions of efficacy can be made.

Research Conducted

The Company has begun development of HemaXellerate, a cellular therapy designed to heal damaged bone marrow. HemaXellerate is a patient-specific composition of cells that have been demonstrated to repair damaged bone marrow and stimulate production of blood cells based in previous animal studies. The initial application of HemaXellerate will be the treatment of severe aplastic anemia which is characterized by immune-mediated bone marrow hypoplasia (underdevelopment or incomplete development of a tissue) and pancytopenia (reduction in the number of blood cells and platelets).

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

The costs to perform this Phase I clinical trial is estimated to be approximately $5,000,000 and it is estimated to take 1 year to complete.

The company is developing another cell therapy product termed dCellVax. dCellVax is intended to be a therapy whereby dendritic cells of the cancer patient are harvested from the body, treated with siRNA that has the ability to block the dendritic cell from expressing indoleamine 2,3-dioxygenase (“IDO”) and subsequently reimplanted in the cancer patient.

The dendritic cells that are treated with the IDO-blocking RNA become resistant to the influence of tumor cells which produce factors which cause the dendritic cell to express the IDO. Expression of IDO in the dendritic cell halts the dendritic cell from activating T cells and causes the dendritic cell to suppress T cells. T lymphocytes (‘T cells”) are a lymphocyte that play a central role in the human immune system’s attempt to eradicate tumors. The Company has filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I/II clinical trial assessing safety with signals of efficacy of the dCellVax gene-silenced dendritic cell immunotherapy for treating breast cancer. The proposed trial will recruit 10 patients with metastatic breast cancer and will involve 4 monthly injections of the dCellVax gene-silenced dendritic cell therapy. The trial is anticipated to cost $5,000,000 and last one year, with tumor assessment before therapy and at 6 and 12 months.

On May 12, 2021 the “Company executed a consulting agreement with Biotech Research Group Corporation, an FDA Specialist Group and Global Regulatory and Scientific Experts, for the purpose of review and guidance with regard to the planned reinstatement of the Company’s inactive Investigational New Drug applications (INDs) #15376 (HemaXellerate) and #16200 (dCellVax) filed with the United States Food and Drug Administration (“FDA”). The securing of the services to be provided to the Company pursuant to this consulting agreement marks the first step taken by the Company with regard to activating the Company’s currently inactive applications to initiate clinical trials.

Another cell therapy that focuses on a different mechanism of action than dCellVax is tCellVax. tCellVax is intended to be a therapy in which immune cells are removed from the cancer patient, treated with siRNA which inhibits NR2F6 and the cells re-infused to the patient. NR2F6 normally acts as a brake on the ability of various immune cells from being activated. The immune cells that are treated with the NR2F6-blocking siRNA become highly activated and can efficiently kill tumors. The Company has filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I clinical trial assessing safety and feasibility of the dCellVax gene-silenced immune cell immunotherapy for treating patients with solid tumors that are metastatic or not able to be removed surgically. The proposed trial will recruit 25 patients with metastatic cancer and will involve 3 monthly injections of the dCellVax gene-silenced dendritic cell therapy. The trial is anticipated to cost $5,000,000 and last one year, with tumor assessment before therapy and at 6 and 12 months.

DiffronC: NR2F6 is a transcription factor that is present in many cells in the body, including immune cells but also highly expressed in certain solid tumors. NR2F6 normally acts as a brake on the ability of various immune cells from being activated and also allows tumor cells to keep growing. The Company has developed a proprietary drug that is based on shRNA technology, which prevents NR2F6 from being expressed. By inhibiting the expression of NR2F6, immune cells that are treated with the NR2F6-blocking shRNA become highly activated and can efficiently kill tumors and tumors that have NR2F6 suppressed begin to differentiate.. We are currently in pre-clinical testing of this drug to optimize its delivery in vivo. The two main risks associated with this drug development plan is that the NR2F6 siRNA is not effective at inhibiting NR2F6 expression or that this inhibition will not result in immune cells with enhanced tumoricidal activity.

DuraCar: DuraCar is a new cellular therapy being developed by the Company. It is comprised of CAR-T cells which contain an shRNA targeting the gene NR2F6. CAR-T cells are T cells (the lymphoid cells of the body that kill tumors) isolated from a cancer patient that have been modified by expressing a chimeric antigen receptor (CAR) which is specific for the patient’s tumor. These CAR-T cells are then re-infused back into the patient. The CAR-T cells then home in directly on the tumor because they have been given the tumor-specific address via the CAR. While CAR-T cells are very effective in treating leukemias, they are not effective at treating most solid tumors. The reason for this is believed to be that the CAR-T cells are “turned-off” by the physical environment surround solid tumors. By inhibiting NR2F6, we expect our DuraCar cells to have greater efficacy and persistence than conventional CAR-T cells and create a new, optimal way to manufacture CAR-T cells. We have engaged two contract research organizations to advance our pre-clinical testing of this drug. Pre-clinical testing includes design and construction of the relevant plasmids, efficient transfection of T cells, assessment of the expression levels of the siRNA directed at NR2F6 and measurement of its effectiveness at inhibition of NR2F6 expression. Then, these cells will be analyzed for enhanced tumor-killing activity. The two main risks associated with this drug development plan is that the NR2F6 siRNA is not effective at inhibiting NR2F6 expression or that this inhibition will not result in a T cell with enhanced tumoricidal activity. Successful completion of these pre-clinical experiments will significantly de-risk the project.

Experiments performed on behalf of the Company by two unrelated contract research organizations (CROs) found that T cells which express the chimeric antigen receptor (CAR) construct targeting CD19 and expressing siRNA for NR2F6 had high expression levels of NR2F6 mRNA. NR2F6 is considered an immune checkpoint and thus increasing its activity is likely to lead to immune suppression which may be utilized in the development of therapies for the treatment of autoimmune disorders

Small Molecule Drugs: We have identified and patented a series of small molecules which can both activate and inhibit NR2F6. NR2F6 normally acts as a brake on the ability of various immune cells from being activated and also allows tumor cells to keep growing. By inhibiting the function of NR2F6 using small molecules, immune cells that are treated with the NR2F6-blocking agents, similar to using the shRNA approach, should become highly activated and efficiently kill tumors. In addition, tumors that have NR2F6 blocked by using these small molecules should begin to differentiate. Conversely, activating NR2F6 is expected to suppress the immune system. This ability to suppress the immune system can be very useful for treating autoimmune disorders. We are currently in pre-clinical testing of these drugs.

Distribution methods of the products or services:

It is anticipated that Regen and /or KCL will enter into licensing and/or sublicensing agreements with outside entities in order that Regen and/or KCL may obtain royalty income on the products and services which it may develop and commercialize.

Competitive business conditions and Regen’s competitive position in the industry and methods of competition

We have yet to achieve significant revenues or profits. The pharmaceutical and biologics industries in which we intend to compete are highly competitive and characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

We intend to be competitive by utilizing the services and advice of individuals that we believe have expertise in their field in order that we can concentrate our resources on projects in which products and services in which we have the greatest potential to secure a competitive advantage may be developed and commercialized. The Company’s intent is to enter into nonemployee consulting agreements with individuals who we believe have a high level of expertise in their professional fields and who have agreed to provide counsel and assistance to us in (a) determining the viability of proposed projects (b) obtaining financing for projects and (c) obtaining the resources required to initiate and complete a project in the most cost effective and rapid manner.

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

Phase III

Phase III trials are aimed at being the definitive assessment of how effective the product is in comparison with current best standard treatment and to provide an adequate basis for physician labeling. Phase III trials may also be conducted for the purposes of (i) “label expansion” (to show the product works for additional types of patients/diseases beyond the original use for which the drug was approved for marketing or (ii) to obtain additional safety data, or to support marketing claims for the product.

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

Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. In addition, use of these products during testing and after marketing could reveal side effects that could delay, impede, or prevent FDA marketing approval, resulting in FDA-ordered product recall, or in FDA-imposed limitations on permissible.

The FDA regulates the manufacturing process of pharmaceutical products, and human tissue and cell products, requiring that they be produced in compliance with Current Good Manufacturing Practices (“cGMP”). The FDA also regulates the content of advertisements used to market pharmaceutical products. Generally, claims made in advertisements concerning the safety and efficacy of a product, or any advantages of a product over another product, must be supported by clinical data filed as part of an NDA or an amendment to an NDA, and statements regarding the use of a product must be consistent with the FDA approved labeling and dosage information for that product.

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

During the fiscal year ended September 30, 2022 we expended $175,388 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local)

Regen has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of November 7, 2023 the Company has 1 full time employee.

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

The par value of our common stock is $0.0001. There are 5,800,000,000 shares authorized and 3,558,861 shares issued and outstanding as of November 6, 2023

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Common Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Common Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Common Stock shall receive, out of assets legally available for distribution to the Company’s stockholders, a ratable share in the assets of the Corporation.

Our common shareholders are entitled to dividends if and when declared by the Board of Directors and in accordance with the Company’s Bylaws as well as the laws of the State of Nevada.

The Company also has the following classes and series of stock authorized and outstanding.

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of November 6 , 2023 , 739,000 is designated Series A Preferred Stock of which 409,551 shares are outstanding as of November 6 , 2023 , 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of November 6, 2023 and 20,000 is designated Series NC Preferred Stock of which 15,007 shares are outstanding as of November 6, 2023

The abovementioned shares authorized pursuant to the Company’s certificate of incorporation may be issued from time to time without prior approval of the shareholders. The Board of Directors of the Company shall have the full authority permitted by law to establish one or more series and the number of shares constituting each such series and to fix by resolution full or limited, multiple or fractional, or no voting rights, and such designations, preferences, qualifications, restrictions, options, conversion rights and other special or relative rights of any series of the Stock that may be desired.

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

Our common stock is traded on the OTC Pink Market operated by OTC Markets Group under the symbol “RGBP” and our Series A Preferred stock is traded on the OTC Pink Market under the symbol “RGBPP”. No public market currently exists for any other equity securities of the Company.

We had approximately 454 holders of record of our common stock as of November 6, 2023.

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short term and long-term cash availability, working capital, working capital needs, and other factors as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Below is the range of high and low bid information for our common equity for each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

All stock prices have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023.

October 1, 2021 to September 30, 2022	HIGH	LOW
First Quarter	$53.23	$12.23
Second Quarter	$24.18	$8.21
Third Quarter	$16.72	$5.13
Fourth Quarter	$19.70	$5.52

October 1, 2022 to December 31, 2022	HIGH	LOW
First Quarter	$10.89	$5.89

January 1, 2023 to March 31, 2023	HIGH	LOW
Second Quarter	$7.16	$1.25

April 1, 2023 to June 30, 2023	HIGH	LOW
Third Quarter	$2.28	$1.50

July 1, 2023 to September 30, 2023	HIGH	LOW
Fourth Quarter	$2.00	$1.46

As of November 6, 2023 there were approximately 454 holders of our Common Stock.

As of November 6, 2023 there were approximately 211 holders of our Series A Preferred Stock.

As of November 6, 2023 there was 1 holder of our Series AA Preferred Stock.

As of November 6, 2023 there were approximately 7 holders of our Series M Preferred Stock

As of November 6, 2023 there was one holder of our Series NC Preferred Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2023. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

Retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

Quarter Ended September 30, 2023

On September 12, 2023 the Company issued 125,000 common shares to Coventry Enterprises LLC pursuant to the terms and conditions of the Investment Agreement by and between the Company and Coventry Enterprises LLC. These common shares were registered for resale pursuant to the Securities of 1933 on Form S-1 on September 29, 2023.

On September 12, 2023 the Company entered into a common stock purchase agreement (the “Investment Agreement”) with Coventry providing for an equity financing facility (the “Equity Line”). The Investment Agreement provides that upon the terms and subject to the conditions in the Investment Agreement, Coventry is committed to purchase up to Ten Million Dollars ($10,000,000) of shares of common stock, $0.0001 par value per share (the “Common Stock”), over the 36-month term of the Investment Agreement (the “Total Commitment”).

Under the terms of the Investment Agreement, Coventry will not be obligated to purchase shares of Common Stock unless and until certain conditions are met, including but not limited to a Registration Statement on Form S-1 (the “Registration Statement”) becoming effective which registers Coventry’s resale of any Common Stock purchased by Coventry under the Equity Line.

From time to time over the 36-month term of the Commitment Period (as such term is defined in the Investment Agreement) the Company, in its sole discretion, may provide Coventry with a draw down notice (each, a “Draw Down Notice”), to purchase a specified number of shares of Common Stock (each, a “Draw Down Amount Requested”), subject to the limitations discussed below. The actual amount of proceeds the Company will receive pursuant to each Draw Down Notice (each, a “Draw Down Amount”) is to be determined by multiplying the Draw Down Amount Requested by the applicable purchase price. The purchase price of each share of Common Stock equals 80% of the lowest trading price of the Common Stock during the ten business days prior to the Draw Down Notice date (the “Pricing Period”).

The maximum number of shares of Common Stock requested to be purchased pursuant to any single Draw Down Notice cannot exceed the lesser of (i) 200% of the Average Daily Traded Value (as such term is defined in the Investment Agreement) during the ten business days immediately preceding the Drawdown Notice Date or (ii) $250,000. The Company is prohibited from delivering a Draw Down Notice if the sale of shares of Common Stock pursuant to the Draw Down Notice would cause the Company to issue and sell to Coventry or Coventry to acquire or purchase an aggregate number of shares of Common Stock that would result in Coventry beneficially owning more than 4.99% of the issued and outstanding shares of Common Stock of the Company.

Average Daily Traded Value is defined in the Investment Agreement as a per share price that shall be equal to the lowest trading price of the Company’s common stock on OTC Pink during the during the ten business days immediately preceding the respective Drawdown Notice Delivery Date multiplied by the Average Daily Trading Volume.

Average Daily Trading Volume. is defined in the Investment Agreement as the average trading volume of the Company’s common stock for the ten business days immediately preceding the respective Drawdown Notice Date.

Drawdown Notice Date is defined in the Investment Agreement as the business day a Drawdown Notice is received by Coventry.

Pursuant to the Investment Agreement the Company issued to Coventry as a commitment fee 125,000 shares of its common stock (“Commitment Shares”) in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(a)(2) promulgated thereunder.

Coventry has agreed that:
(a) for so long as the market price of the Company’s common stock is above $1.25 per share and
(b) the Company is in full compliance with all agreements entered into with Coventry and

(c) and the Company has not issued any common shares at a per share price below $1.50,

Coventry will agree to a leak out provision and will not sell more than 10,000 shares of the Commitment shares without permission from the Issuer.

Quarter ended December 31, 2022

On October 25, 2022 the Company issued 6,667 Series A preferred shares as consideration for nonemployee services

On November 11, 2022 the Company issued 105126 Series A preferred shares in satisfaction of $761,500 of convertible indebtedness and $380,262 of accrued interest on convertible indebtedness.

On November 11, 2022 the Company issued 11,279 common shares in satisfaction of $25,639 of accrued interest on convertible indebtedness.

On December 5, 2022 the Company issued 1,112 Series A preferred shares as consideration for nonemployee services.

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2023 we had Cash of $ 121,037 and as of September 30, 2022 we had cash of $51,204. The increase in cash of approximately 137% is primarily attributable to:

(a)	$243,750 in net cash proceeds received by the Company through the issuances of Notes Payable
(b)	$329,400 in combined minimum royalty and anniversary fees paid to the Company by Zander Therapeutics, Inc. pursuant to a license agreement offset by cash expended in the operation of the Company’s business.

As of September 30, 2023 we had Accounts Receivable, Related Party of $0 and as of September 30, 2022 we had Accounts Receivable, Related Party of $ 295,466. The decrease in Accounts Receivable, Related Party is attributable to the payment to the Company by Zander Therapeutics, Inc. of all licensing fees due and payable.

As of September 30, 2023 we had Prepaid Expenses of $0 and as of September 30, 2022 we had prepaid expenses of $20,945. The decrease in Prepaid Expenses is attributable to the recognition of expenses incurred over the nine months ended June 30, 2023 resulting from an agreement to provide Research and Development services which was prepaid during the quarter ended September 30, 2021. The term of the agreement is from July 1, 2021 to July 1, 2023. The total consideration due of $55,000 was paid to the contractor as of July 1, 2021 and was being expensed over the term of the agreement.

As of September 30, 2022 we had Current Notes Payable of $710 and as of September 30, 2023 we had Current Notes Payable of $95,710 attributable to Promissory Notes issued by the Company during the quarter ended March 31, 2023 in the principal amount of $100,000 offset by .repayment of $5,000 of principal indebtedness by the Company during the quarter ended September , 2023

As of September 30, 2023 we had Long Term Notes Payable of $149,614 and as of September 30, 2022 we had Long Term Notes Payable of $0.

Long Term Notes Payable as of September 30, 2023 consisted of a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $175,000 less the unamortized portion of an Original Issue Discount of $26,250.

As of September 30, 2022 we had Accrued Interest Payable of $689,785 and as of September 30, 2023 we had Accrued Interest Payable of $342,588. The decrease in Accrued Interest Payable of approximately 50.4% is attributable to the issuance of equity securities of the Company during the quarter ended December 31, 2022 in satisfaction of $405,631 of interest accrued but unpaid on Convertible Notes issued by the Company offset by additional interest accrued but unpaid during the year ended September 30, 2023 on Notes Payable and Convertible Notes Payable.

As of September 30, 2023 we had total Convertible Notes Payable of $509,880 and as of September 30, 2022 we had total Convertible Notes Payable of $1,272,340. The decrease in total Convertible Notes Payable of approximately 60 % is attributable to the conversion of $761,500 of convertible indebtedness into shares of the Company’s Series A Preferred Stock as well as the derecognition of $1,000 of convertible indebtedness.

As of September 30, 2023 we had Unearned Income of $1,591,731 and as of September 30, 2022 we had Unearned Income of $1,798,290. Unearned Income represents that portion of $1,905,000 of license fees paid during the quarter ended June 30, 2021 to be recognized as revenue over the 15 year term of the licenses granted in accordance with ASC 606. The decrease of 7.3% is attributable to the recognition by the Company of $126,560 of licensing revenue over the year ended September 30, 2023.

As of September 30, 2023 we had Unearned Income ( Related Party) of $15,126 and as of September 30, 2022 we had Unearned Income( Related Party) of $0. Unearned Income (Related Party) as of September 30, 2023 consisted solely of licensing fees paid to the Company by Zander Therapeutics, Inc. but not yet earned. Zander Therapeutics, Inc. and the Company are under common control.

As of September 30, 2022 we had a Derivative Liability of $3,551,793 and as of September 30, 2023 we had a Derivative Liability of $1,400,000. The decrease in Derivative Liability of approximately 61% is attributable to the recognition by the Company of embedded derivatives on Convertible Notes Payable with an aggregate face value of $350,000 outstanding as of September 30, 2023.

Revenues from continuing operations were $236,560 for the twelve months ended September 30, 2023 and $235,517 for the same period ended 2022. $110,000 of revenue from related parties recognized during the twelve months ended September 30, 2023 and September 30, 2022 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and minimum royalties recognized during the twelve months ended September 30, 2023 and 2022 respectively pursuant to the same license. $126,560 of revenue recognized during the twelve months ended September 30, 2023 were recognized pursuant to licenses granted to Oncology Pharma,Inc. and $125,517 of revenue was recognized during the twelve months ended September 30, 2022 pursuant to those same licenses.

The Company recognized an Operating Loss of $689,650 during the twelve months ended September 30, 2023 whereas the Company recognized an Operating Loss of 339,605 for the same period ended 2022. The large disparity in Operating Losses is primarily attributable to $606,237 in Consulting and Professional fees expensed during the period ended 2023 although all operating expenses (with the exception of total Research and Development expenses) were greater during the twelve months ended 2023 as compared to the same period ended 2022. The Company recognized Net Income of $1,156,507 for the twelve months ended September 30, 2023 as opposed to Net Income of $2,443,531 the difference primarily attributable to the recognition by the Company of Derivative Income of $3,340,683 during the twelve months ended September 30, 2022.

As of September 30, 2023 we had $121,307 in cash on hand and current liabilities of $5,308,003 such liabilities materially consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Derivative Liability Recognized, Unearned Income and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

 On September 12, 2023 the Company entered into a common stock purchase agreement (the “Equity Line Agreement”) with Coventry Enterprises LLC ( “Coventry”) providing for an equity financing facility (the “Equity Line”). The Equity Line Agreement provides that upon the terms and subject to the conditions in the Equity Line Agreement, Coventry is committed to purchase up to Ten Million Dollars ($10,000,000) of shares of common stock, $0.0001 par value per share (the “Common Stock”), over the 36-month term of the Equity Line Agreement (the “Total Commitment”).

Under the terms of the Equity Line Agreement, Coventry will not be obligated to purchase shares of Common Stock unless and until certain conditions are met, including but not limited to a Registration Statement on Form S-1 (the “Registration Statement”) becoming effective which registers Coventry’s resale of any Common Stock purchased by Coventry under the Equity Line.

From time to time over the 36-month term of the Commitment Period ( as such term is defined in the Equity Line Agreement) the Company, in its sole discretion, may provide Coventry with a draw down notice (each, a “Draw Down Notice”), to purchase a specified number of shares of Common Stock (each, a “Draw Down Amount Requested”), subject to the limitations discussed below. The actual amount of proceeds the Company will receive pursuant to each Draw Down Notice (each, a “Draw Down Amount”) is to be determined by multiplying the Draw Down Amount Requested by the applicable purchase price. The purchase price of each share of Common Stock equals 80% of the lowest trading price of the Common Stock during the ten business days prior to the Draw Down Notice date (the “Pricing Period”).

The maximum number of shares of Common Stock requested to be purchased pursuant to any single Draw Down Notice cannot exceed the lesser of (i) 200% of the Average Daily Traded Value ( as such term is defined in the Equity Line Agreement) during the ten business days immediately preceding the Drawdown Notice Date or (ii) $250,000. The Company is prohibited from delivering a Draw Down Notice if the sale of shares of Common Stock pursuant to the Draw Down Notice would cause the Company to issue and sell to Coventry or Coventry to acquire or purchase an aggregate number of shares of Common Stock that would result in Coventry beneficially owning more than 4.99% of the issued and outstanding shares of Common Stock of the Company.

As of September 30, 2023 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Regen Biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regen Biopharma, Inc. (the "Company") as of September 30, 2023 and 2022 and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years in the period ended September 30, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended September 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/S BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

November 20, 2023

REGEN BIOPHARMA , INC.

 CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2023	September 30, 2022
ASSETS
CURRENT ASSETS
Cash	$121,037	$51,204
Accounts Receivable, Related Party	0	254,273
Note Receivable, Related Party	0	0
Prepaid Expenses	0	20,945
Prepaid Rent	10,000	10,000
Total Current Assets	131,037	336,422

OTHER ASSETS
Investment Securities, Related Party	222,580	222,580
Total Other Assets	222,580	222,580
TOTAL ASSETS	$353,617	$559,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	29,674	28,799
Notes Payable	95,710	710
Accrued payroll taxes	4,241	4,241
Accrued Interest	342,588	689,785
Accrued Payroll	1,256,630	1,266,679
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Unearned Income	1,591,731	1,718,290
Unearned Income ( Related Party)	15,126	0
Derivative Liability	1,400,000	3,551,793
Convertible Notes Payable Less unamortized discount	499,880	1,262,340
Convertible Notes Payable, Related Parties Less unamortized discount	10,000	10,000
Total Current Liabilities	5,308,003	8,595,061
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount
Notes Payable	149,614	0
Total Long Term Liabilities	149,614	0
Total Liabilities	5,457,617	8,595,061

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 5,800,000,000 authorized and 3,354,866 issued and outstanding as of September 30,2022 and 3,506,366 shares issued and outstanding as of September 30, 2023.	352	503,150
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30,2022 and September 30, 2023 respectively
Series A Preferred; 739,000,000 authorized as of September 30, 2023 and 540,000,000 authorized as of September 30, 2022; 293,033 and 409,551 outstanding as of September 30,2022 and September 30, 2023 respectively	40	43,929
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 and 34 outstanding as of September 30, 2022 and September 30,2023 respectively	0	5
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 outstanding as of September 30, 2023 and 60,000,000 authorized and 29,338 outstanding as of September 30, 2022	3	4,400
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 outstanding as of September 30, 2023 and 7 outstanding as of September 30,2022	2	1
Additional Paid in capital	13,908,141	11,581,499
Contributed Capital	736,326	736,326
Retained Earnings (Deficit)	(19,748,863)	(20,905,369)
Total Stockholders' Equity (Deficit)	(5,104,000)	(8,036,059)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$353,617	$559,002

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.

 CONSOLIDATED  STATEMENTS OF OPERATIONS

	Year Ended September 30, 2023	Year Ended September 30, 2022
REVENUES
Revenues	$126,560	$125,517
Revenues, Related Party	110,000	110,000
TOTAL REVENUES	236,560	235,517

COST AND EXPENSES
Research and Development	212,297	158,138
Research and Development, Related Party	0	117,250
General and Administrative	44,975	28,055
Consulting and Professional Fees	606,237	221,679
Rent	60,000	50,000
Total Costs and Expenses	923,509	575,122
OPERATING INCOME (LOSS)	$(686,950)	$(339,605)

OTHER INCOME & (EXPENSES)
Interest Income	0	455
Interest Expense	(58,584)	(138,720)
Interest Expense attributable to Amortization of Discount	(864)	(71,067)
Penalties	0	(300,000)
Unrealized Gain ( Loss) on sale of Investment Securities	0	31,433
Gain(Loss) on sale of Investment Securities	0	(1,828)
Gain (Loss) on derecognition of Accounts Payable	0	62,700
Derivative Income (Expense)	2,151,755	3,340,683
Financing Fees	(250,000)	(45,500)
Gain (Loss) on Extinguishment Convertible Debt	1,150	(95,019)
TOTAL OTHER INCOME (EXPENSE)	1,843,456	2,783,136

NET INCOME (LOSS)	$1,156,507	$2,443,531
NET INCOME (LOSS) attributable to common shareholders	1,023,508	$2,227,034

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.29	$0.7102
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,536,963	3,135,846

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

Years  Ended September 30, 2022 and  September  30, 2023

			Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred
			Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
Balance September 30, 2021		Balance September 30, 2021	288,190	$28	34	$0	7	$0	2,900,914	$290	29,338	$3	$9,126,378	$(23,348,900)	$736,326	$(13,485,877)
Shares issued for Debt	10/1/2021	Shares issued for Debt							6,667	1			99,999			100,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							1,777	0			26,662			26,662
Shares issued for Debt	10/1/2021	Shares issued for Debt							6,667	1			99,999			100,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							2,589	0			38,837			38,837
Shares issued for Debt	10/1/2021	Shares issued for Debt							4,015	0			50,000			50,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							1,574	0			19,603			19,603
Shares issued for Debt	10/1/2021	Shares issued for Debt							10,336	1			49,999			50,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							3,840	0			18,575			18,575
Shares issued for Interest	10/1/2021	Shares issued for Interest							15,504	2			74,998			75,000
Shares issued for Debt	10/1/2021	Shares issued for Debt							6,631	1			32,074			32,075
Shares issued for Interest	10/1/2021	Shares issued for Interest							5,168	1			24,999			25,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							2,141	0			10,356			10,356
Shares issued for Debt	10/1/2021	Shares issued for Debt							667	0			25,000			25,000
Shares issued for Interest	10/1/2021	Shares issued for Interest							237	0			8,883			8,883
Shares issued for Debt	10/1/2021	Shares issued for Debt	2,667	0									50,000			50,000
Shares issued for Interest	10/1/2021	Shares issued for Interest	1,246	0									23,369			23,369
Shares issued for Debt	10/29/2021	Shares issued for Debt							6,838	1			99,999			100,000
Shares issued for Interest	10/29/2021	Shares issued for Interest							2,722	0			39,808			39,808
Shares issued for Debt	10/29/2021	Shares issued for Debt							5,614	1			39,999			40,000
Shares issued for Interest	10/29/2021	Shares issued for Interest							1,992	0			14,192			14,192
Shares issued for Debt	11/4/2021	Shares issued for Debt							4,167	0			50,000			50,000
Shares issued for Interest	11/4/2021	Shares issued for Interest							1,584	0			19,012			19,012
Shares issued for Debt	11/24/2021	Shares issued for Debt							48,318	5			10,959			10,964
Shares issued for Debt	11/24/2021	Shares issued for Debt							667	0			25,000			25,000
Shares issued for Interest	11/24/2021	Shares issued for Interest							307	0			11,527			11,527
Shares issued for Debt	11/24/2021	Shares issued for Debt							1,600	0			60,000			60,000
Shares issued for Interest	11/24/2021	Shares issued for Interest							678	0			25,440			25,440
Shares issued for Debt	12/10/2021	Shares issued for Debt	667	0									25,000			25,000
Shares issued for Interest	12/10/2021	Shares issued for Interest	283	0									10,625			10,625
Net Loss for the Quarter Ended December 31,2021		Net Loss for the Quarter Ended December 31,2021				—		—		—		—	—	2,644,980	—	2,644,980
Balance December 31, 2021		Balance December 31, 2021	293,053	$28	34	$0	7	$0	3,043,213	$304	29,338	$3	$10,211,291	$(20,703,920)	$736,326	$(9,755,969)
Shares issued for Debt	3/28/2022	Shares issued for Debt							5,861	1			48,419			48,420
Shares issued for Interest	3/28/2022	Shares issued for Interest							4,806	0			39,708			39,708
Net Loss for the Quarter Ended March 31, 2022		Net Loss for the Quarter Ended March 31, 2022		—		—		—		—		—	—	(67,081,589)	—	(67,081,589)
Balance March 31, 2022		Balance March 31, 2022	293,053	$28	34	$0	7	$—	3,053,879	$305	29,338	$3	$10,299,418	$(87,785,509)	$736,326	$(76,749,430)
Shares issued for Debt	4/5/2022	Shares issued for Debt							26,461	3			218,614			218,617
Shares issued for Interest	4/5/2022	Shares issued for Interest							206	0			1,701			1,701
Shares issued for Debt	4/8/2022	Shares issued for Debt							66,485	7			550,154			550,161
Shares issued for Interest	4/8/2022	Shares issued for Interest							181	0			1,500			1,500
Shares issued for Debt	5/16/2022	Shares issued for Debt							66,667	7			334,793			334,800
Shares issued for Debt	6/8/2022	Shares issued for Debt							66,667	7			334,793			334,800
Net Income for the Quarter Ended June 30, 2022		Net Income for the Quarter Ended June 30, 2022		—		—		—		—		—	—	66,958,167	—	66,958,167
Balance June 30, 2022		Balance June 30, 2022	293,053	$28	34	$0	7	$—	3,280,543	$328	29,338	$3	$11,740,975	$(20,827,342)	$736,326	$(8,349,684)
Shares issued for Debt	7/15/2022	Shares issued for Debt							26,701	3			132,647			132,650
Shares issued for Interest	7/15/2022	Shares issued for Interest							6,632	1			32,949			32,950
Shares issued for Debt	7/20/2022	Shares issued for Debt							36,343	4			180,548			180,552
Shares issued for Expenses	8/4/2022	Shares issued for Expenses							4,667	0			45,500			45,500
Net Loss for the Quarter Ended September 30, 2022		Net Loss for the Quarter Ended September 30, 2022		—		—		—		—		—	—	(78,027)	—	(78,027)
Balance September 30,2022		Balance September 30,2022	293,053	$28	34	$0	7	$—	3,354,886	$335	29,338	$3	$12,132,620	$(20,905,369)	$736,326	$(8,036,059)
Preferred Shares Issued for Nonemployee Services	10/25/2022	Preferred Shares Issued for Nonemployee Services	6,667	$1									299,999			$300,000
Preferred Shares Issued for Debt	11/11/2022	Preferred Shares Issued for Debt	70,114	$7									761,493			$761,500
Preferred Shares Issued for Interest	11/11/2022	Preferred Shares Issued for Interest	35,012	$4									380,258			$380,262
Common Shares Issued For Interest	11/11/2022	Common Shares Issued For Interest							11,279	$1			25,368			25,369
Preferred Shares Issued for Nonemployee Services	12/5/2022	Preferred Shares Issued for Nonemployee Services	1,112	$0									48,372			$48,372
Net Income for the Quarter ended December 31, 2022		Net Income for the Quarter ended December 31, 2022		—		—		—		—		—	—	1,635,730	—	1,635,730
Balance December 31,2022		Balance December 31,2022	405,958	$40	34	$0	7	$—	3,366,165	$337	29,338	3	$13,648,107	$(19,269,640)	$736,326	$(4,884,827)
Common Shares issued pursuant to round up provision March 6,2023 reverse stock split	3/13/2023	Common Shares issued pursuant to round up provision March 6,2023 reverse stock split							15,201	$2			(2)			0
Preferred Shares issued pursuant to round up provision March 6,2023 reverse stock split	3/13/2023	Preferred Shares issued pursuant to round up provision March 6,2023 reverse stock split	3,593
Preferred Shares issued for accrued salaries	3/17/2023	Preferred Shares issued for accrued salaries					15,000	2					10,048			10,050
Net Income (Loss) for the Quarter Ended March 31, 2023		Net Income (Loss) for the Quarter Ended March 31, 2023		—		—		—		—		—	—	(54,978)	—	(54,978)
Balance March 31, 2023		Balance March 31, 2023	409,551	$40	34	$0	15,007	$2	3,381,366	$339	29,338	3	$13,658,153	$(19,324,617)	$736,326	$(4,929,755)
Net Income (Loss) for the Quarter Ended June 30, 2023		Net Income (Loss) for the Quarter Ended June 30, 2023		—		—		—		—		—	—	(99,218)	—	(99,218)
Balance June 30, 2023		Balance June 30, 2023	409,551	$40	34	$0	15,007	$2	3,381,366	$339	29,338	3	$13,658,153	$(19,423,836)	$736,326	$(5,028,973)
Common shares issued for financing expenses	9/12/2023	Common shares issued for financing expenses							125,000	$13			24,998,750			250,000
Net Income (Loss) for the Quarter Ended September 30, 2023		Net Income (Loss) for the Quarter Ended September 30, 2023		—		—		—		—		—	—	(32,502,713)	—	(325,027)
Balance September 30, 2023		Balance September 30, 2023	409,551	$40	34	$0	15,007	$2	3,506,366	$352	29,338	3	$13,908,141	$(19,748,863)	$736,326	$(5,104,000)

	The Accompanying Notes are an Integral Part of These Financial Statements

	All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.

CONSOLIDATED  STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$1,156,507	$2,443,531
Adjustments to reconcile net Income to net cash
Common Stock issued for Expenses	250000	45,500
Preferred Stock issued as compensation	348,372
Increase (Decrease) in Interest expense attributable to amortization of Discount	864	71,067
Increase (Decrease) in Accounts Payable	875	(62,705)
(Increase) Decrease in Accounts Receivable	254,272	(41,082)
Increase (Decrease) in accrued Expenses	58,583	109,747
(Increase) Decrease in Prepaid Expenses	20,947	17,199
Increase(Decrease) in Contributed Capital	–	–
Increase ( Decrease) in Derivative Expense	(2,151,755)	(3,340,683)
Increase ( Decrease) in Unearned Income	(111,433)	(125,517)
Increase ( Decrease) in Penalties		300,000
(Increase( Decrease in Notes Receivable		5,396
(Increase( Decrease in Accrued Interest Receivable		230
Securities accepted as compensation	–	–
(Gain) Loss on forgiveness of Debt	(1,150)
Increase (Decrease) in Loss on Sale of Investment Securities		1,828
Unrealized Loss(Gain) on Investment Securities		(31,433)
Net Cash Provided by (Used in) Operating Activities	$(173,917)	$(606,921)
Cash Flows from Investment Activities
Increase(Decrease) in Sale of Investment Securities		25,000
Net Cash Provided By Investment Activities		$25,000
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Convertible Notes Payable		(94,535)
Increase (Decrease) in Notes Payable	243,750	499
Net Cash Provided by (Used in) Financing Activities	$243,750	$(94,036)
Net Increase (Decrease) in Cash	$69,833	$(675,957)

Cash at Beginning of Period	$51,204	$727,162
Cash at End of Period	$121,037	$51,204

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt		$2,510,964
Preferred Shares Issued for Debt	$761,500	$75,000
Cash Paid for Interest		$27,473
Common shares Issued for Interest	$25,369	$342,329
Preferred Shares issued for Interest	$380,262	$33,994

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

Notes to Consolidated Financial Statements

As of September 30, 2023

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of September 30, 2023 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	5.29%
Expected Term	(2.78) – (3.21) Yrs
Expected Volatility	920.38%
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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the years ended September 30, 2022 and September 30, 2023.

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

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06"), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company has adopted ASU 2020-06 as of the Fiscal Year ending September 30, 2022.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $19,748,863  during the period from April 24, 2012 (inception) through September 30, 2023. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 12, 2023 the Company entered into a common stock purchase agreement (the “Equity Line Agreement”) with Coventry Enterprises LLC ( “Coventry”) providing for an equity financing facility (the “Equity Line”). The Equity Line Agreement provides that upon the terms and subject to the conditions in the Equity Line Agreement, Coventry is committed to purchase up to Ten Million Dollars ($10,000,000) of shares of common stock, $0.0001 par value per share (the “Common Stock”), over the 36-month term of the Equity Line Agreement (the “Total Commitment”).

Under the terms of the Equity Line Agreement, Coventry will not be obligated to purchase shares of Common Stock unless and until certain conditions are met, including but not limited to a Registration Statement on Form S-1 (the “Registration Statement”) becoming effective which registers Coventry’s resale of any Common Stock purchased by Coventry under the Equity Line.

From time to time over the 36-month term of the Commitment Period ( as such term is defined in the Equity Line Agreement) the Company, in its sole discretion, may provide Coventry with a draw down notice (each, a “Draw Down Notice”), to purchase a specified number of shares of Common Stock (each, a “Draw Down Amount Requested”), subject to the limitations discussed below. The actual amount of proceeds the Company will receive pursuant to each Draw Down Notice (each, a “Draw Down Amount”) is to be determined by multiplying the Draw Down Amount Requested by the applicable purchase price. The purchase price of each share of Common Stock equals 80% of the lowest trading price of the Common Stock during the ten business days prior to the Draw Down Notice date (the “Pricing Period”).

The maximum number of shares of Common Stock requested to be purchased pursuant to any single Draw Down Notice cannot exceed the lesser of (i) 200% of the Average Daily Traded Value ( as such term is defined in the Equity Line Agreement) during the ten business days immediately preceding the Drawdown Notice Date or (ii) $250,000. The Company is prohibited from delivering a Draw Down Notice if the sale of shares of Common Stock pursuant to the Draw Down Notice would cause the Company to issue and sell to Coventry or Coventry to acquire or purchase an aggregate number of shares of Common Stock that would result in Coventry beneficially owning more than 4.99% of the issued and outstanding shares of Common Stock of the Company.

The Company issued Coventry 125,000 shares of its Common Stock in connection with the Equity Line Agreement.

Coventry has agreed that:

(a)	for so long as the market price of the Company’s common stock is above $1.25 per share and
(b)	the Company is in full compliance with all agreements entered into with Coventry and
(c)	and the Company has not issued any common shares at a per share price below $1.50, Coventry will agree to a leak out provision and will not sell more than 10,000 shares of the Commitment shares without permission from the Issuer.

In connection with the Equity Line Agreement the Company also entered into a Registration Rights Agreement, dated September 12, 2023 with Coventry (the “Registration Rights Agreement”), pursuant to which the Company agreed to register for resale under the Securities Act of 1933 shares issuable in accordance with the Equity Line Agreement as well as the aforementioned 125,000 common shares issued in connection with the Equity Line Agreement in a Registration Statement to be filed with the Securities and Exchange Commission. Up to 1,126,954 Shares of Common Stock were registered for resale under the Securities Act of 1933 pursuant to the Registration Rights Agreement.

NOTE 4. NOTES PAYABLE

(a) RELATED PARTY

As of September 30, 2023
David Koos	$710
Total:	$710

$710 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

(b) NON RELATED PARTY As of September 30, 2023

Bostonia Partners, Inc.	$95,000
Coventry Enterprises LLC	$175,000
Total:	$270,000

$45,000 lent to the Company by Bostonia Partners, Inc is due and payable on March 7, 2024 and bears simple interest at a rate of 10% per annum.

$50,000 lent to the Company by Bostonia Partners, Inc is due and payable on March 10, 2024 and bears simple interest at a rate of 10% per annum.

Effective September 12, 2023 Coventry Enterprises purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $175,000 of which $26,250 was retained by Coventry through an Original Issue Discount.

The Note carries “Guaranteed Interest” on the principal amount at the rate of 10% per annum for the eighteen-month term of the Note for an aggregate Guaranteed Interest $26,250. The Principal Amount and the Guaranteed Interest shall be due and payable in seven equal monthly payments of $28,750 commencing on August 12, 2024 and continuing on the 12th day of each month thereafter until paid in full not later than March 12, 2025 (the “Maturity Date”).

Upon an Event of Default (as such term is defined in the Note) the Note shall become convertible, in whole or in part, into shares of Common Stock at the option of the Holder at price per share equivalent to 90% of the lowest per-share trading price for the 20 Trading Days preceding a Conversion Date.

Upon the event that while this Note has been outstanding for four months, the Company consummates another financing transaction or if the Company has an effective Regulation A Offering Statement then the Investor may choose to convert any amount up to the entire balance of the note including guaranteed interest into shares at the same offering price as the aforementioned financing transaction or the Regulation A Offering..

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

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified pursuant to the following terms and conditions:

(a) For the period beginning on the Issue Date and ending 365 days subsequent to the Issue Date (“Year 1") a 50% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or $150 per share (whichever is greater).

(b) For the period beginning one day subsequent to the final day of Year One and ending 365 days subsequent to Year One (“Year 2") a 35% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or $150 per share (whichever is greater).

(c) For the period beginning one day subsequent to the final day of Year 2 and ending 365 days subsequent to Year 2 (“Year 3") a 25% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or $150 per share (whichever is greater).

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

Upon closing of a Transaction Event the Lender shall receive 0.10% (one tenth of one percent)of the consideration actually received by the Company from an unaffiliated third party as a result of the closing of a Transaction Event.

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

As of September 30, 2023 $100,000 of the principal amount of the Note remains outstanding.

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

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified pursuant to the following terms and conditions:

(a) For the period beginning on the Issue Date and ending 365 days subsequent to the Issue Date (“Year 1") a 50% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or$150 per share (whichever is greater).

(b) For the period beginning one day subsequent to the final day of Year One and ending 365 days subsequent to Year One (“Year 2") a 35% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or $150 per share (whichever is greater).

(c) For the period beginning one day subsequent to the final day of Year 2 and ending 365 days subsequent to Year 2 (“Year 3") a 25% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or $150 per share (whichever is greater).

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

Upon closing of a Transaction Event the Lender shall receive 0.10% (one tenth of one percent) of the consideration actually received by the Company from an unaffiliated third party as a result of the closing of a Transaction Event.

“Transaction Event” shall mean either of:

(a) The sale by the Company of the Company’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by the Company to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize the Company’s proprietary NR2F6 intellectual property

As of September 30, 2023 $50,000 of the principal amount of the Note remains outstanding.

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

As of September 30, 2023 $50,000 of the principal amount of the Note remains outstanding.

On May 5, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $200,000 for consideration consisting of $200,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 5, 2020. The Note is convertible into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $375 per common share as of the date which is the earlier of:

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

As of September 30, 2023 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $800,000 was recognized by the Company as of September 30, 2023.

On December 20, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 20, 2020. The Note may be converted into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $37.50 per common share as of the date which is the earlier of:

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

As of September 30, 2023 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of September 30, 2023.

On October 3, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is October 3, 2020. The Note may be converted into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $37.5 per common share as of the date which is the earlier of:

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of September 30, 2023, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of September 30, 2023.

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

As of September 30, 2023, 10,000 of the principal amount of the Note remains outstanding.

Zander and Regen are under common control. Zander Therapeutics, Inc. is the sole licensee of Regen’s NR2F6 intellectual property for veterinary applications.

NOTE 6. RELATED PARTY TRANSACTIONS

On June 23, 2015 the Company entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. (“Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is under common control with the Company.

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

Pursuant to the Agreement, Zander will pay The Company ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Zander from sublicensees (excluding royalties from sublicensees based on Net Sales of any Licensed Products for which The Company receives payment pursuant to the terms and conditions of the Agreement).

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

NOTE 7. UNEARNED INCOME, RELATED PARTY

Unearned Income , Related Party as of September 30, 2023 consists solely of amounts paid but not yet earned by the Company resulting from the Company’s license agreement with KCL Therapeutics (See Note 6)

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2023:

Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 3,506,366 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of September 30, 2023, 739,000,000 is designated Series A Preferred Stock of which 409,551 shares are outstanding as of September 30, 2023, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of September 30, 2023, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of September 30, 2023..

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

On June 30, 2023 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$1,500
Prepaid Expenses	65,661
Due from Employee	1,071
Note Receivable	64,400
Accrued Interest Receivable	23,989
Investment Securities	8,423,366
Convertible Note Receivable	10,000
Accounts Payable	1,269,041
Notes Payable	400,000
Accrued Expenses Related Parties	162,011
Notes Payable Related Party	5396
Accrued Expenses	203,037
Enterprise Value	10,563,930
Less: Total Debt	(2,038,343)
Portion of Enterprise Value Attributable to Shareholders	8,525,587
Fair Value Per Share	$0.186168

The abovementioned constitute the Company’s sole related party investment securities as of September 30, 2023.

As of September 30, 2023:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended September 30, 2023
$5,741	$87,608	$81,867	$0

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gain	Net Unrealized Gain or (Loss) realized during the quarter ended September 30, 2023
$13,124	$134,971	$121,847	$0

NOTE 10. INCOME TAXES

As of September 30, 2023

Deferred tax assets:
Net operating tax carry forwards	$4,147,261
Other	(0)
Gross deferred tax assets	4,147,261
Valuation allowance	(4,147,261)
Net deferred tax assets	$(0)

As of September 30 2023 the Company has a Deferred Tax Asset of $4,147,261 completely attributable to net operating loss carry forwards of approximately $19,748,863. The amount and availability of any net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward.

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

NOTE 11. STOCK TRANSACTIONS

Quarter ended December 31, 2022

On October 25, 2022 the Company issued 6,667 Series A preferred shares as consideration for nonemployee services

On November 11, 2022 the Company issued 105,126 Series A preferred shares in satisfaction of $761,500 of convertible indebtedness and $380,262 of accrued interest on convertible indebtedness.

On November 11, 2022 the Company issued 11,279 common shares in satisfaction of $25,639 of accrued interest on convertible indebtedness.

On December 5, 2022 the Company issued 1,112 Series A preferred shares as consideration for nonemployee services.

Quarter Ended March 31, 2023

On March 13, 2023 the Company issued 15,201 Common shares and 3,593 Series A Preferred Shares pursuant to roundup requirements related to the Company’s 1 for 1500 reverse stock split of all issued series of stock.

On March 17, 2023 the Company issued 15,000 Series NC preferred shares (“Shares”) to David Koos, the Company’s Chief Executive Officer, in consideration of $10,050 of salaries accrued but unpaid owed to David Koos by Regen.

Quarter ended September 30, 2023

On September 12, 2023 the Company issued 125,000 shares of Common Stock ( “Shares”) to Coventry Enterprises, LLC (“Coventry”) in connection with that common stock purchase agreement (the “Equity Line Agreement”) with Coventry providing for an equity financing facility (the “Equity Line”).( See Note 3).

NOTE 12. SUBSEQUENT EVENTS

On October 13 2023 the Company issued 16,710 common shares for cash consideration of $22,726.

On October 27 2023 the Company issued 35,785 common shares for cash consideration of $46,091.

Item 9A. Controls and Procedures

 a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2023. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and functions as the Company’s principal executive officer and principal financial officer respectively.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2022 is based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management believes that, as of September 30, 2023 the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended September 30, 2023 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

David R. Koos, 62 has served as Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer of SYBLEU INC., a biotechnology company, from June 12, 2020 to December 13, 2022. David R. Koos served as Chief Financial Officer of SYBLEU INC. from June 12, 2020 to July 21, 2020. On March 23, 2021 David R. Koos assumed the position of sole officer and director of Zander Therapeutics, Inc., a biotechnology company.

Position:	Company Name:	Employment Dates:
Chairman, President, Chief Executive Officer, Secretary, Acting Chief Financial Officer, Principal Accounting Officer	Entest Group, Inc.	June 19, 2009 to November 28, 2018
Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc.(a California corporation)	August 22,2008 to the Present
Chairman and CEO	Regen BioPharma, Inc.	April 24, 2012 to January 22,2020
Acting CFO	Regen BioPharma, Inc.	April 24, 2012 to February 11, 2015
President	Regen BioPharma, Inc.	May 29, 2013 to October 9, 2013
Chairman, CEO	Zander Therapeutics, Inc.	February 2017 to January 22,2020
Sole Officer and Director	Cell Source Research, Inc.	March 24, 2003 to the Present
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to July 31;2019 June 19, 2006 (President, CEO and Acting CFO); June 19, 2006 (Secretary) to July 31, 2019
Chairman & CEO	BST Partners Inc. (A California Corporation)	November 30, 2018 to the Present
Chairman & CEO	BST Partners Inc. (A Wyoming Corporation)	March 17, to 2017 to the Present

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

Executive Compensation

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO	From October 1, 2022 to September 30, 2023	$10,050	*	0	0	0	0

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO	From October 1, 2021 to September 30, 2022	$0	0	0	0	0

There is a balance of $457,111 of salary accrued but unpaid due to David Koos.

*On March 17, 2023 David Koos was issued 15,000 Series NC Preferred shares in satisfaction of $10,050 of salaries accrued yet unpaid.

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

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of November 6, 2023 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

Based on 3,558,861 shares issued and outstanding as of November 6, 2023

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage
Common	David R. Koos	504	*	0.01%
	c/o Regen Biopharma, Inc.
	4700 Spring Street St 304
	La Mesa CA 91942*
Common	All Officers and Directors as a Group	504	*	0.01%

*includes 4 shares held by BMXP Holdings Shareholder’s Business Trust and 2 shares held by the AFN Trust

Based on 409,551 shares issued and outstanding as of November 6, 2023

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series A Preferred	David R. Koos		30.10%
	c/o Regen Biopharma, Inc.	122,221
	4700 Spring Street St 304
Series A Preferred	Zander Therapeutics, Inc.	105,204	25.90%
	4700 Spring Street St 304
	La Mesa CA 91942
Series A Preferred	RGBP HOLDINGS LLC	40,949	10.87%
	9962 S CLYDE PLACE HIGHLANDS RANCH, CO 80129
Series A Preferred	All Officers and Directors as a Group	122,221	30.10%

* Includes 1 share held by BMXP Holdings Shareholder’s Business Trust, 17,013 shares held by BST Partners, 105, 204  shares held by Zander Therapeutics, Inc. and 1 share held by the AFN Trust.

Based on 29,338 shares outstanding as of November 6, 2023

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series M Preferred	David R. Koos	7,667	26.14%
	c/o Regen Biopharma, Inc
	4700 Spring Street, Suite 304,
	La Mesa, California 91942
Series M Preferred	Todd S. Caven	6,667	22.73%
	8578 TERRACEVIEW LANE NORTH
	MAPLE GROVE, MN 55311
Series M Preferred	Roger Formisano	2,001	6.82%
	4124 N. 64th Street
	Scottsdale, AZ 85251
Series M Preferred	Robert D. Hopkins	2,001	6.82%
	11642 N. 40th Place
	Phoenix, AZ 85028
Series M Preferred	Harry Lander	6,667	22.73%
	50 SUTTON PLACE SOUTH
	APT. 6A
	NEW YORK, NY 10022
Series M Preferred	Jean-Pierre Millon	4,001	13.64%
	3908 E. San Miguel Ave
	Paradise Valley, AZ 85253
Series M Preferred	All Officers and Directors as a Group	7,667	26.14%

based on 334 shares outstanding as of November 6, 2023

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series AA Preferred	David R. Koos
	c/o Regen Biopharma, Inc.	334	100%
	4700 Spring Street St 304
	La Mesa CA 91942
Series AA Preferred	All Officers and Directors as a Group	334	100%

based on 15,007 shares outstanding as of November 6, 2023

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series NC Preferred	David R. Koos
	c/o Regen Biopharma, Inc.	15,007	100%
	4700 Spring Street St 304
	La Mesa CA 91942
Series NC Preferred	All Officers and Directors as a Group	15,007	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 23, 2015 the Company entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. (“Zander”) whereby The Company granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by The Company (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is under common control with the Company.

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

Pursuant to the Agreement, Zander will pay The Company ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Zander from sublicensees (excluding royalties from sublicensees based on Net Sales of any Licensed Products for which The Company receives payment pursuant to the terms and conditions of the Agreement).

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

As of September 30, 2023, $10,000 of the principal amount of the Note remains outstanding.

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

Dr. Brian Koos is to be paid compensated $117,000 as total consideration for performing the abovementioned tasks. During the quarter ended December 31, 2021. Dr. Brian Koos was paid the amount of $80,275 and during the quarter ended March 31, 2022 Dr. Brian Koos was paid $36,975. Dr. Brian Koos is the brother of David Koos the Chairman and Chief Executive Officer of the Company.

As of September 30, 2023 the Company is indebted to David R. Koos the Company’s sole officer and director in the amount of $710. $710 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

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

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning October 1, 2021 and ending September 30, 2023:

Audit Fees	$22,000
Audit Related Fees	16,500
Tax Fees	0
All Other Fees	0
$38,500

Item 15. Exhibit Index

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer

Date:	November 20, 2023

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director

Date:	November 20, 2023

