Form 10-Q
period 2023-12-31
Regen BioPharma Inc
filed 2024-01-19
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2023

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from

 Commission File No. 333-191725

 REGEN BIOPHARMA INC

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
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2023 Regen Biopharma, Inc. had 3,750,565 common shares outstanding.

As of December 31, 2023 Regen Biopharma, Inc. had 409,551 shares of Series A Preferred Stock outstanding.

As of December 31, 2023 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of December 31, 2023 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of December 31, 2023 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2023	September 30, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$124,497	$121,037
Accounts Receivable, Related Party	12,298	0
Note Receivable, Related Party		0
Prepaid Expenses		0
Prepaid Rent	5,000	10,000
Total Current Assets	141,795	131,037

OTHER ASSETS
Investment Securities, Related Party	17,733	222,580
Total Other Assets	17,733	222,580
TOTAL ASSETS	$159,528	$353,617

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	44,183	29,674
Notes Payable	49,210	95,710
Accrued payroll taxes	4,241	4,241
Accrued Interest	360,353	342,588
Accrued Payroll	1,256,630	1,256,630
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Unearned Income	1,560,091	1,591,731
Unearned Income ( Related Party)	0	15,126
Derivative Liability	1,400,000	1,400,000
Convertible Notes Payable Less unamortized discount	499,880	499,880
Convertible Notes Payable, Related Parties Less unamortized discount	10,000	10,000
Total Current Liabilities	5,247,010	5,308,003
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount
Notes Payable	153,981	149,614
Total Long Term Liabilities	153,981	149,614
Total Liabilities	5,400,991	5,457,617

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value); 5,800,000 shares authorized and 3,750,565 issued and outstanding as of December 31, 2023 and 3,506,366 shares issued and outstanding as of September 30,2023.	376	352
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of December 31, 2023 and September 30, 2023 respectively
Series A Preferred; 739,000,000 authorized as of September 30, 2023 and December 31,2023 409,551 outstanding as of December 31, 2023 and September 30, 2023	40	40
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 and 34 outstanding as of December 31, 2023 and September 30,2023 respectively	0	0
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 outstanding as of September 30, 2023 and 60,000,000 authorized and 29,338 outstanding as of December 31, 2023	3	3
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 outstanding as of September 30, 2023 and December 31, 2023	2	2
Additional Paid in capital	14,120,412	13,908,141
Contributed Capital	736,326	736,326
Retained Earnings (Deficit)	(20,098,623)	(19,748,863)
Total Stockholders' Equity (Deficit)	(5,241,463)	(5,104,000)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$159,528	$353,617

The Accompanying Notes are an Integral Part of These Financial Statements
All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter Ended December 31,2023	Quarter Ended December 31,2022
REVENUES
Revenues	$31,640	$31,640
Revenues, Related Party	27,425	27,425
TOTAL REVENUES	59,065	59,065

COST AND EXPENSES
Research and Development	47,528	95,513
General and Administrative	12,419	8,738
Consulting and Professional Fees	106,900	403,680
Rent	15,000	15,000
Total Costs and Expenses	181,846	522,931
OPERATING INCOME (LOSS)	$(122,782)	$(463,867)

OTHER INCOME & (EXPENSES)
Interest Expense	(17,764)	(17,359)
Interest Expense attributable to Amortrization of Discount	(4,367)	0
Unrealized Gain ( Loss) on sale of Investment Securites	(204,847)	0
Derivative Income (Expense)	0	2,115,806
Gain (Loss) on Extinguishment Convertible Debt	0	1,150
TOTAL OTHER INCOME (EXPENSE)	(226,978)	2,099,597

NET INCOME (LOSS)	(349,760)	1,635,730
NET INCOME (LOSS) attributable to common shareholders	(349,760)	1,448,439

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.10)	$0.4500
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3596027	3360540

The Accompanying Notes are an Integral Part of These Financial Statements
All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(unaudited)

Quarter Ended December 31, 2023

		Series A Preferred		Series AA Preferred		Series NC		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
Balance September 30, 2023		409,551	$40	34	$0	15,007	$2	3,506,366	$352	29,338	3	$13,908,141	$(19,748,863)	$736,326	$(5,104,000)
10/13/2023	Common Shares issued for Cash							16,710	2			22,724			22,726
10/27/2023	Common Shares issued for Cash							35,785	4			46,088			46,091
11/10/2023	Common Shares issued for Cash							31,732	3			38,202			38,205
11/27/2023	Common Shares issued for Cash							33,989	3			32,626			32,629
12/11/2023	Common Shares issued for Cash							43,297	4			38,097			38,101
12/20/2023	Common Shares issued for Cash							82,686	8			34,535			34,543
Net Income (Loss) Quarter Ended December 31, 2023													(349,760)		(349,760)
Balance December 31, 2023		409,551	$40	34	$0	15,007		3,750,565	376	29,338	3	14,120,412	(20,098,623)	736,326	(5,241,463)

The Accompanying Notes are an Integral Part of These Financial Statements
All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ( DEFICIT)

(unaudited)

Quarter Ended December 31, 2022

		Series A Preferred		Series AA Preferred		Series NC		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
Balance September 30, 2022
10/25/2022	Preferred Shares Issued for Nonemployee Services	6,667	$1									299,999			$300,000
11/11/2022	Preferred Shares Issued for Debt	70,114	$7									761,493			$761,500
11/11/2022	Preferred Shares Issued for Interest	35,012	$4									380,258			$380,262
11/11/2022	Common Shares Issued For Interest							11,279	$1			25,368			25,369
12/5/2022	Preferred Shares Issued for Nonemployee Services	1,112	$0									48,372			$48,372
	Net Income for the Quarter ended December 31, 2022												1,635,730		1,635,730
Balance December 31,2022		405,958	$40	34	$0	7	$—	3,366,165	$337	29,338	3	$13,648,107	$(19,269,640)	$736,326	$(4,884,827)

The Accompanying Notes are an Integral Part of These Financial Statements
All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(349,760)	$1,635,730
Adjustments to reconcile net Income to net cash
Preferred Stock issued as compensation		348,372
Increase (Decrease) in Interest expense attributable to amortization of Discount	4,367
Increase (Decrease) in Accounts Payable	14,509	2,240
(Increase) Decrease in Accounts Receivable	(12,298)	122,575
Increase (Decrease) in accrued Expenses	17,765	17,359
(Increase) Decrease in Prepaid Expenses	5,000	11,856
Increase(Decrease) in Contributed Capital
Increase ( Decrease) in Derivative Expense		(2,115,806)
Increase ( Decrease) in Unearned Income	(46,767)	(31,640)
(Gain) Loss on forgiveness of Debt		(1,150)
Unrealized Loss(Gain) on Investment Securities	204,847
Net Cash Provided by (Used in) Operating Activities	$(162,336)	$(10,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Convertible Notes Payable
Increase (Decrease) in Notes Payable	(46,500)	0
Increase ( Decrease) in Common Stock issued for cash	212,297	0
Net Cash Provided by (Used in) Financing Activities	$165,797	$—

Net Increase (Decrease) in Cash	$3,460	$(10,463)
Cash at Beginning of Period	$121,037	$51,204
Cash at End of Period	$124,497	$40,741

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$—	$—
Preferred Shares Issued for Debt	$—	$761,500
Cash Paid for Interest	$—	$—
Common shares Issued for Interest	$—	$25,269
Preferred Shares issued for Interest	$—	$380,262

The Accompanying Notes are an Integral Part of These Financial Statements
All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of December 31, 2023

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of December 31, 2023 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	5.29%
Expected Term	(2.78) – (3.41) Yrs
Expected Volatility	932.98%
Expected Dividends
7

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended December 31, 2022 and December 31, 2023.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $20,098,623  during the period from April 24, 2012 (inception) through December 31, 2023. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the quarter ended December 31, 2023 the Company issued 244,199 common shares pursuant to the Equity Line Agreement for aggregate cash consideration of $212,296.

NOTE 4. NOTES PAYABLE

(a) RELATED PARTY

As of December 31, 2023
David Koos	$710
Total:	$710

$710 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

(b) NON RELATED PARTY As of December 31, 2023

Bostonia Partners, Inc.	$48,500
Coventry Enterprises LLC	$175,000
Total:	$223,500

$48,500 lent to the Company by Bostonia Partners, Inc is due and payable on March 10, 2024 and bears simple interest at a rate of 10% per annum.

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

As of December 31, 2023 $100,000 of the principal amount of the Note remains outstanding.

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

As of December 31, 2023 $50,000 of the principal amount of the Note remains outstanding.

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

As of December 31, 2023 $50,000 of the principal amount of the Note remains outstanding.

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

As of December 31, 2023 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $800,000 was recognized by the Company as of December 31, 2023.

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

As of December 31, 2023 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of December 31, 2023.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of December 31, 2023, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of December 31, 2023.

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

As of December 31, 2023, 10,000 of the principal amount of the Note remains outstanding.

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

As of December 31, 2023, $10,000 of the principal amount of the Note remains outstanding.

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

As of December 31, 2023 the Company is indebted to David R. Koos the Company’s sole officer and director in the amount of $710. $710 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

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

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2023:

Common stock, $ 0.0001 par value; 5,800,000 shares authorized: 3,750,565 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of December 31, 2023, 739,000,000 is designated Series A Preferred Stock of which 409,551 shares are outstanding as of December 31, 2023, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of December 31, 2023, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of December 31, 2023..

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

NOTE 8. INVESTMENT SECURITIES, RELATED PARTY

On June 11, 2018 Regen Biopharma, Inc. was paid a property dividend consisting of 470,588 of the common shares of Zander Therapeutics, Inc.

On November 29, 2018 the Company accepted 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of prepaid rent and accrued interest owed to the Company collectively amounting to $13,124.

On December31, 2023 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$300,000
Prepaid Expenses	65,661
Due from Employee	0
Note Receivable	40000
Accrued Interest Receivable	35,000
Investment Securities	258,255
Convertible Note Receivable	10,000
Accounts Payable	30,563
Notes Payable	400,000
Accrued Expenses Related Parties	162,011
Notes Payable Related Party	0
Accrued Expenses	647,072
Enterprise Value	1,948,562
Less: Total Debt	(1,239,646)
Portion of Enterprise Value Attributable to Shareholders	$708,916
Fair Value per Shares	$0.02

The abovementioned constitute the Company’s sole related party investment securities as of December 31, 2023.

As of December 31, 2023:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended December 31, 2023
$5,741	$6,496	$755	$(81,112)
725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the quarter ended December 31, 2023
$13,124	$11,238	$(1,866)	$(123,733)

NOTE 9. STOCK TRANSACTIONS

On October 13 2023 the Company issued 16,710 common shares for cash consideration of $22,726.

On October 27 2023 the Company issued 35,785 common shares for cash consideration of $46,091.

 On November 10, 2023 the Company issued 31,732 common shares for cash consideration of $38,205.

 On November 27, 2023 the Company issued 33,989 common shares for cash consideration of $32,629.

 On December 11 2023 the Company issued 43,297 common shares for cash consideration of $38,101.

 On December 20, 2023 the Company issued 82,686 common shares for cash consideration of $34,543.

NOTE 10. SUBSEQUENT EVENTS

 On January 3, 2024 the Company issued 94,883 common shares for cash consideration of $39,638.

On January 10, 2024 the Company issued 82,643 common shares for cash consideration of $39,638.

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

As of December 31, 2023 we had Accounts Receivable, Related Party of $12,298 and as of September 30, 2023 we had Accounts Receivable, Related Party of $0. Accounts Receivable, Related Party as of December 31, 2023 consists of fees accrued but not yet paid pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc.

As of December 31, 2023 we had Prepaid Rent of $5,000 and as of December 31, 2022 we had Prepaid Rent of $10,000. The decrease in Prepaid Rent of 50% is attributable to the cash payment by the Company of $10,000 out of $15,000 rent expenses incurred during the quarter ended December 31, 2023.

As of December 31, 2023 we had Investment Securities (Related Party) of $17,733 and as of September 30, 2023 we had Investment Securities (Related Party) of $222,580. During the quarter ended December 31, 2023 the Company revalued its owned shares of Zander Therapeutics, Inc. resulting in the recognition of a decrease in fair value of 92.3% as compared to September 30, 2023.

As of December 31 2023 we had Accounts Payable of $44,183 and as of September 30, 2023 we had Accounts Payable of $29,674. The decrease of 48.9% in Accounts Payable during the quarter ended December 31, 2023 is attributable to:

(a) patent prosecution expenses incurred during the quarter ended December 31, 2023 of $14,839

(b) Transfer Agency fees of $550

offset by satisfaction of $875 in payables recognized during the quarter ended September 30, 2023.

As of December 31, 2023 we had Current Notes Payable of $49,210 and as of September 30, 2023 we had Current Notes Payable of $95,710. The reduction in Current Notes Payable of approximately 48.6% is attributable to repayment of $46,500 of outstanding principal indebtedness during the quarter ended December 31, 2023.

As of December 31, 2023 we had Accrued Interest Payable of $360,353 and as of September 30, 2023 we had Accrued Interest Payable of $342,588.The increase in Accrued Interest Payable of 5.2% is attributable to interest accrued but unpaid during the quarter ended December 31, 2023 on Notes Payable and Convertible Notes Payable.

On December 31, 2023 we had Unearned Income, Related Party of $0 and as of September 30, 2023 we had Unearned Income, Related Party of $15,126. Unearned Income (Related Party) as of September 30, 2023 consisted solely of licensing fees paid to the Company by Zander Therapeutics, Inc. but not yet earned. These fees were earned during the quarter ended December 31, 2023. Zander Therapeutics, Inc. and the Company are under common control.

Revenues from continuing operations were $59,065 for the quarter ended December 31, 2023 and $59,065 for the same period ended 2022. $27,425 of revenue from related parties recognized during the three months ended December 31, 2023 and December 31, 2022 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and minimum royalties recognized during the three months ended December 31, 2023 and 2022 respectively pursuant to the same license. $31,640 of revenue recognized during the three months ended December 31, 2023 were recognized pursuant to licenses granted to Oncology Pharma,Inc. and $31,640 of revenue was recognized during the quarter ended December 31 , 2022 pursuant to those same licenses.

The Company recognized an Operating Loss of $122,782 during the quarter ended December 31, 2023 whereas the Company recognized an Operating Loss of $463,867 for the same period ended 2022. The large disparity in Operating Losses is primarily attributable to greater Research and Development and Consulting Expenses recognized during the quarter ended December 31, 2023 as compared to the same quarter ended 2022. The Company recognized Net Income of $1,635,730 during the quarter ended December 31, 2022 whereas the Company recognized a Net Loss of $349,760 during the same period ended 2023. Net Income of $1,635,730 recognized during the quarter ended December 31, 2022 was primarily attributable to Recognition of Derivative Income of $2,115,806 recognized during the quarter ended December 31, 2022.

As of December 31, 2023 we had $124,497 in cash on hand and current liabilities of $5,247,010 such liabilities materially consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Derivative Liability Recognized, Unearned Income and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

During the quarter ended December 31, 2023 the Company sold 244,199 common shares to Coventry pursuant to the terms and conditions of the Equity Line Agreement for total cash consideration of $212,297. During the period beginning January 1, 2024 and ending January 15, 2024 the Company sold the following number of common shares to Coventry pursuant to terms and conditions of the Equity Line Agreement:

On January 3, 2024 the Company issued 94,883 common shares for cash consideration of $39,638.

On January 10, 2024 the Company issued 82,643 common shares for cash consideration of $39,638.

As of December 31, 2023 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October 1, 2023 and ending on December 31, 2023, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended December 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

On October 4, 2023 a 10b5-1 trading arrangement ( “10b5-1 Plan”) adopted by Zander Therapeutics, Inc. was terminated pursuant to the terms and conditions of that 10b5-1 Plan. The 10b5-1 Plan was adopted on November 4, 2021. The arrangement was adopted to facilitate the sale by Zander Therapeutics Inc. of 2,667 shares of Series A Preferred stock of the Company owned by Zander Therapeutics, Inc. The terms and conditions of the 10b5-1 Plan allowed for the sale of up to 67 shares per day at a price no lower than $30 below opening bid price. Zander Therapeutics, Inc. is controlled by David Koos who serves as the sole officer and director of the Company.*

* share amounts and price information have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023.

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

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer

Date:	January 19, 2024

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director

Date:	January 19, 2024

