Form 10-Q
period 2024-03-31
Regen BioPharma Inc
filed 2024-04-24
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2024

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
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2024 Regen Biopharma, Inc. had 4,114,622 common shares outstanding.

As of March 31, 2024 Regen Biopharma, Inc. had 409,551 shares of Series A Preferred Stock outstanding.

As of March 31, 2024 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of March 31, 2024 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of March 31, 2024 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2024	September 30, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$78,115	$121,037
Accounts Receivable, Related Party	39,723	0
Note Receivable, Related Party		0
Prepaid Expenses	200	0
Prepaid Rent	5,000	10,000
Total Current Assets	123,037	131,037
Investment Securities, Related Party	17,733	222,580
Total Other Assets	17,733	222,580
Total Assets	$140,770	$353,617

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	29,798	29,674
Notes Payable	49,210	95,710
Accrued payroll taxes	4,241	4,241
Accrued Interest	342,416	342,588
Accrued Payroll	1,256,630	1,256,630
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Unearned Income	1,528,451	1,591,731
Unearned Income (Related Party)	0	15,126
Derivative Liability	1,400,000	1,400,000
Convertible Notes Payable Less unamortized discount	499,880	499,880
Convertible Notes Payable, Related Parties Less unamortized discount	0	10,000
Total Current Liabilities	5,173,049	5,308,003
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount
Notes Payable	143,685	149,614
Total Long Term Liabilities	143,685	149,614
Total Liabilities	5,316,734	5,457,617

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 5,800,000,000 authorized and 4,114,622 issued and outstanding as of March 31, 2024 and 3,506,366 shares issued and outstanding as of September 30, 2023.	412	352
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of March 31, 2024 and September 30, 2023 respectively	40	40
Series A Preferred; 739,000,000 authorized as of September 30, 2023 and March 31, 2024; 409,551 outstanding as of March 31, 2024 and September 30, 2023	40	40
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 and 34 outstanding as of March 31, 2024 and September 30,2023 respectively	0	0
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 outstanding as of September 30, 2023 and 60,000,000 authorized and 29,338 outstanding as of March 31, 2024	3	3
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 outstanding as of September 30, 2023 and March 31, 2024	2	2
Additional Paid in capital	14,308,349	13,908,141
Contributed Capital	736,326	736,326
Retained Earnings (Deficit)	(20,221,096)	(19,748,863)
Total Stockholders' Equity (Deficit)	(5,175,963)	(5,104,000)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$140,770	$353,617

The Accompanying Notes are an Integral Part of These Financial Statements

  All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter Ended March 31, 2024	Quarter Ended March 31, 2023	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
REVENUES
Revenues	$31,640	$31,640	$63,280	$63,280
Revenues, Related Party	27,425	27,425	54,849	54,849
TOTAL REVENUES	59,065	59,065	118,129	118,129

COST AND EXPENSES
Research and Development	40,133	36,446	87,661	131,959
General and Administrative	9,387	18,660	21,806	27,398
Consulting and Professional Fees	93,400	67,800	200,300	471,480
Rent	17,215	15,000	32,215	30,000
Total Costs and Expenses	160,135	137,906	341,981	660,837
OPERATING INCOME (LOSS)	$(101,071)	$(78,842)	$(223,852)	$(542,708)

OTHER INCOME & (EXPENSES)
Interest Expense	(17,063)	(12,085)	(34,828)	(29,444)
Interest Expense attributable to Amortization of Discount	(4,339)		(8,706)
Unrealized Gain ( Loss) on sale of Investment Securities			(204,847)
Derivative Income (Expense)		35,949		2,151,755
Gain (Loss) on Extinguishment Convertible Debt				1,150
TOTAL OTHER INCOME (EXPENSE)	(21,402)	23,864	(248,380)	2,123,460
NET INCOME (LOSS)	$(122,473)	(54,978)	$(472,233)	$1,580,752
NET INCOME (LOSS) attributable to common shareholders	$(122,473)	(54,978)	$(472,233)	$1,391,061

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.03)	$(0.12)	$0.41
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3941013	1656429	3831431	3364578

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(unaudited)

Six Months Ended March 31, 2024

		Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
Balance September 30, 2023		409,551	$40	34	$0	15,007	$2	3,506,366	$352	29,338	3	$13,908,141	$(19,748,863)	$736,326	$(5,104,000)
10/13/2023	Common Shares issued for Cash		—		—		—	16,710	2		—	22,724	—	—	22,726
10/27/2023	Common Shares issued for Cash		—		—		—	35,785	4		—	46,088	—	—	46,091
11/10/2023	Common Shares issued for Cash		—		—		—	31,732	3		—	38,202	—	—	38,205
11/27/2023	Common Shares issued for Cash		—		—		—	33,989	3		—	32,626	—	—	32,629
12/11/2023	Common Shares issued for Cash		—		—		—	43,297	4		—	38,097	—	—	38,101
12/20/2023	Common Shares issued for Cash		—		—		—	82,686	8		—	34,535	—	—	34,543
Net Income (Loss) Quarter Ended December 31, 2023			—		—		—	—	—		—	—	(349,760)	—	(349,760)
Balance December 31, 2023		409,551	$40	34	$0	15,007	2	3,750,565	376	29,338	3	14,120,412	(20,098,623)	736,326	$(5,241,463)
1/3/2024	Common Shares issued for Cash		—		—		—	94,883	9		—	39,629	—	—	39,638
1/10/2024	Common Shares issued for Cash		—		—		—	82,643	8		—	44,288	—	—	44,297
2/2/2024	Common Shares issued for Cash		—		—		—	40,229	4		—	19,609	—	—	19,614
2/21/2024	Common Shares issued for Cash		—		—		—	52,569	5		—	32,356	—	—	32,362
3/6/2023	Common Shares issued for Cash		—		—		—	44,503	4		—	25,278	—	—	25,282
3/20/2024	Common Shares issued for Cash		—		—		—	49,230	5		—	26,776	—	—	26,781
Net Income (Loss) Quarter Ended March 31, 2024			—		—		—	—	—		—	—	(122,473)	—	(122,473)
Balance March 31, 2024		409,551	$40	34	$0	15,007	2	4,114,622	413	29,338	3	14,308,349	(20,221,096)	736,326	$(5,175,963)

Six Months Ended March 31, 2023

		Series A Preferred			Series AA Preferred	Series NC Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
Balance September 30, 2022		293,053	$28	34	$0	7	$—	3,354,886	$335	29,338	$3	$12,132,620	$(20,905,369)	$736,326	$(8,036,059)
10/25/2022	Preferred Shares Issued for Nonemployee Services	6,667	$1		—		—		—		—	299,999	—	—	$300,000
11/11/2022	Preferred Shares Issued for Debt	70,114	$7		—		—		—		—	761,493	—	—	$761,500
11/11/2022	Preferred Shares Issued for Interest	35,012	$4		—		—		—		—	380,258	—	—	$380,262
11/11/2022	Common Shares Issued For Interest		—		—		—	11,279	$1		—	25,368	—	—	25,369
12/5/2022	Preferred Shares Issued for Nonemployee Services	1,112	$0		—		—		—		—	48,372	—	—	$48,372
Net Income for the Quarter ended December 31, 2022			—		—		—		—		—	—	1,635,730	—	1,635,730
Balance December 31, 2022		405,958	$40	34	$0	7	$—	3,366,165	$337	29,338	3	$13,648,107	$(19,269,640)	$736,326	$(4,884,827)
3/13/2023	Common Shares issued pursuant to round up provision		—		—		—		—		—	—	—	—	—
	March 6,2023 reverse stock split		—		—		—	15,201	$2		—	(2)	—	—	0
3/13/2023	Preferred Shares issued pursuant to round up provision		—		—		—		—		—	—	—	—	—
	March 6,2023 reverse stock split	3,593	—		—		—		—		—	—	—	—	—
3/17/2023	Preferred Shares issued for accrued salaries		—		—	15,000	2		—		—	10,048	—	—	10,050
Net Income (Loss) for the Quarter Ended March 31, 2023			—		—		—		—		—	—	(54,978)	—	(54,978)
Balance March 31, 2023		409,551	$40	34	$0	15,007	$2	3,381,366	$339	29,338	3	$13,658,153	$(19,324,617)	$736,326	$(4,929,755)

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	March 31,2024	March 31,2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(472,233)	$1,580,752
Adjustments to reconcile net Income to net cash
Preferred Stock issued as compensation		348,372
Increase (Decrease) in Interest expense attributable to amortization of Discount	8,706
Increase (Decrease) in Accounts Payable	124	5,248
(Increase) Decrease in Accounts Receivable	(39,723)	175,150
Increase (Decrease) in accrued Expenses	(171)	29,444
(Increase) Decrease in Prepaid Expenses	5,200	13,714
Increase(Decrease) in Contributed Capital	0
Increase ( Decrease) in Derivative Expense	0	(2,151,755)
Increase ( Decrease) in Unearned Income	(78,407)	(63,280)
(Gain) Loss on forgiveness of Debt	0	(1,150)
Unrealized Loss (Gain) on Investment Securities	204,847
Net Cash Provided by (Used in) Operating Activities	$(371,657)	$(63,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Convertible Notes Payable	(10,000)
Increase (Decrease) in Notes Payable	(61,500)	100,000
Increase (Decrease) in Common Stock issued for cash	400,234
Net Cash Provided by (Used in) Financing Activities	328,734	100,000
Net Increase (Decrease) in Cash	$(42,923)	$36,949

Cash at Beginning of Period	$121,037	$51,204
Cash at End of Period	$78,114	$87,700

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt
Preferred Shares Issued for Debt		$761,500
Cash Paid for Interest
Common shares Issued for Interest		$25,369
Preferred Shares issued for Interest		$380,262

  The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2024

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of March 31, 2024 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	5.39%
Expected Term	(1.70) – (4.08) Yrs
Expected Volatility	932.98%
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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended March 31, 2023 and March 31, 2024.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $20,221,096  during the period from April 24, 2012 (inception) through March 31, 2024. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 12, 2023 the Company entered into a common stock purchase agreement (the “Equity Line Agreement”) with Coventry Enterprises LLC (“Coventry”) providing for an equity financing facility (the “Equity Line”). The Equity Line Agreement provides that upon the terms and subject to the conditions in the Equity Line Agreement, Coventry is committed to purchase up to Ten Million Dollars ($10,000,000) of shares of common stock, $0.0001 par value per share (the “Common Stock”), over the 36-month term of the Equity Line Agreement (the “Total Commitment”).

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

The maximum number of shares of Common Stock requested to be purchased pursuant to any single Draw Down Notice cannot exceed the lesser of (i) 200% of the Average Daily Traded Value (as such term is defined in the Equity Line Agreement) during the ten business days immediately preceding the Drawdown Notice Date or (ii) $250,000. The Company is prohibited from delivering a Draw Down Notice if the sale of shares of Common Stock pursuant to the Draw Down Notice would cause the Company to issue and sell to Coventry or Coventry to acquire or purchase an aggregate number of shares of Common Stock that would result in Coventry beneficially owning more than 4.99% of the issued and outstanding shares of Common Stock of the Company.

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

During the quarter ended December 31, 2023 the Company issued 244,199 common shares pursuant to the Equity Line Agreement for aggregate cash consideration of $212,296. During the Quarter ended March 31, 2024 the Company issued 364,057 common shares pursuant to the Equity Line Agreement for aggregate cash consideration of $187,937.

NOTE 4. NOTES PAYABLE

(a) RELATED PARTY

As of March 31, 2024
David Koos	$710
Total:	$710

$710 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

(b) NON RELATED PARTY As of March 31, 2024

Bostonia Partners, Inc	$100.000
Total:	$100,000

$48,500 lent to the Company by Bostonia Partners, Inc is due and payable on March 10, 2024 and bears simple interest at a rate of 10% per annum.

Effective September 12, 2023 Coventry Enterprises purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $175,000 of which $26,250 was retained by Coventry through an Original Issue Discount.

The Note carries “Guaranteed Interest” on the principal amount at the rate of 10% per annum for the eighteen-month term of the Note for an aggregate Guaranteed Interest $26,250. The Principal Amount and the Guaranteed Interest shall be due and payable in seven equal monthly payments of $28,750 commencing on August 12, 2024 and continuing on the 12th day of each month thereafter until paid in full not later than March 12, 2025(the “Maturity Date”).

Upon an Event of Default (as such term is defined in the Note) the Note shall become convertible, in whole or in part, into shares of Common Stock at the option of the Holder at price per share equivalent to 90% of the lowest per-share trading price for the 20 Trading Days preceding a Conversion Date.

Upon the event that while this Note has been outstanding for four months, the Company consummates another financing transaction or if the Company has an effective Regulation A Offering Statement then the Investor may choose to convert any amount up to the entire balance of the note including guaranteed interest into shares at the same offering price as the aforementioned financing transaction or the Regulation A Offering. The outstanding principal balance of the Note is $160,000 as of March 31, 2024.

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

As of March 31, 2024 $100,000 of the principal amount of the Note remains outstanding.

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

As of March 31, 2024 $50,000 of the principal amount of the Note remains outstanding.

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

As of March 31, 2024 $50,000 of the principal amount of the Note remains outstanding

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

As of March 31, 2024 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $800,000 was recognized by the Company as of March 31, 2024.

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

As of March 31, 2024 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,000 was recognized by the Company as of March 31, 2024.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of March 31, 2024, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,000 was recognized by the Company as of March 31, 2024.

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

As of March 31, 2024, $0 of the principal amount of the Note remains outstanding and all accrued interest has been paid.

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

As of March 31, 2024 the Company is indebted to David R. Koos the Company’s sole officer and director in the amount of $710. $710 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

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

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2024:

Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 4,114,622 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of March 31, 2024, 739,000,000 is designated Series A Preferred Stock of which 409,551 shares are outstanding as of March 31, 2024, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of March 31, 2024, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of March 31, 2024.

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

On March 31, 2024 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$300,000
Prepaid Expenses	65,661
Due from Employee	0
Note Receivable	40,000
Accrued Interest Receivable	35,000
Investment Securities	258,255
Convertible Note Receivable	10,000
Accounts Payable	30,563
Notes Payable	400,000
Accrued Expenses Related Parties	162,011
Notes Payable Related Party	0
Accrued Expenses	647,072
Enterprise Value	1,948,562
Less: Total Debt	(1,239,646)
Portion of Enterprise Value Attributable to Shareholders	708,916
Fair Value Per Share	$0.0155

The abovementioned constitute the Company’s sole related party investment securities as of March 31, 2024.

As of March 31, 2024:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended March 31, 2024
$5,741	$6,496	$755	$(0)

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the quarter ended March 31, 2024
$13,124	$11,238	$(1,866)	$(0)

NOTE 9. STOCK TRANSACTIONS

On January 3, 2024 the Company issued 94,883 common shares for cash consideration of $39,638.

On January 10, 2024 the Company issued 82,643 common shares for cash consideration of $44,297.

On February 2, 2024 the Company issued 40,229 common shares for cash consideration of $19,614.

On February 21, 2024 the Company issued 52,569 common shares for cash consideration of $32,362.

On March 6, 2024 the Company issued 44,503 common shares for cash consideration of $25,282.

On March 20, 2024 the Company issued 49,230 common shares for cash consideration of $26,781.

NOTE 10. SUBSEQUENT EVENTS

On April 3, 2024 the Company issued 52,763 common shares for cash consideration of $25,326.

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

As of March 31, 2024 we had cash of $78,115 and as of September 30, 2023 we had cash of $121,037. The decrease in cash of approximately 35% is primarily attributable to cash expended in the aperation of the Company’s business as well as payments of principal amounts due on Notes Payable , Convertible Notes Payable ( Related Party) and accrued interest due on Convertible Notes Payable ( Related Party) offset by $400,000 paid to the Company from sales of common stock of the Company for cash.

As of March 31, 2024 we had Accounts Receivable, Related Party of $39,723 and as of September 30, 2023 we had Accounts Receivable, Related Party of $0. Accounts Receivable, Related Party as of March 31, 2024 consists of fees accrued but not yet paid pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. Zander Therapeutics, Inc. and the Company are under common control.

As of March 31, 2024 we had Prepaid Expenses of $200 and as of September 30, 2023 we had Prepaid Expenses of $0. Prepaid Expenses of $200 as of March 31, 2024 is attributable to an overpayment of $200 paid to a patent attorney.

As of March 31, 2024 we had Prepaid Rent of $5,000 and as of September 30, 2023 we had Prepaid Rent of $10,000. The decrease in Prepaid Rent of 50% is attributable to the cash payment by the Company of $10,000 out of $15,000 rent expenses incurred during the quarter ended December 31, 2023.

As of March 31, 2024 we had Investment Securities (Related Party) of $17,733 and as of September 30, 2023 we had Investment Securities (Related Party) of $222,580. During the six months ended March 31, 2024 the Company revalued its owned shares of Zander Therapeutics, Inc. resulting in the recognition of a decrease in fair value of 92.3% as compared to September 30, 2023.

As of March 31, 2024 we had Current Notes Payable of $49,210 and as of September 30, 2023 we had Current Notes Payable of $95,710. The reduction in Current Notes Payable of approximately 48.6% is attributable to repayment of $46,500 of outstanding principal indebtedness during the quarter ended December 31, 2023.

As of March 31, 2024 we had Convertible Notes Payable, Related Parties of $0 and as of March 31, 2024 we had Convertible Notes Payable, Related Parties of $10,000. $10,000 due and payable to Zander Therapeutics, Inc. was paid during the quarter ended March 31, 2024. Zander Therapeutics, Inc. and the Company are under common control.

On March 31, 2024 we had Unearned Income, Related Party of $0 and as of September 30, 2023 we had Unearned Income, Related Party of $15,126. Unearned Income (Related Party) as of September 30, 2023 consisted solely of licensing fees paid to the Company by Zander Therapeutics, Inc. but not yet earned. These fees were earned during the quarter ended December 31, 2023. Zander Therapeutics, Inc. and the Company are under common control.

Revenues from continuing operations were $59,065 for the quarter ended March 31, 2024 and $59,065 for the same period ended 2023. $27,425 of revenue from related parties recognized during the three months ended March 31, 2024 and March 31, 2023 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and minimum royalties recognized during the three months ended March 31, 2023 and 2024 respectively pursuant to the same license. $31,640 of revenue recognized during the three months ended March 31, 2024 were recognized pursuant to licenses granted to Oncology Pharma,Inc. and $31,640 of revenue was recognized during the quarter ended March 31 , 2023 pursuant to those same licenses.

The Company recognized an Operating Loss of $101,071 during the quarter ended March 31, 2024 whereas the Company recognized an Operating Loss of $78,842 for the same period ended 2023. The disparity in Operating Losses is primarily attributable to greater Research and Development and Consulting Expenses recognized during the quarter ended March 31, 2024 as compared to the same quarter ended 2023. The Company recognized a Net Loss of $ 122,473 during the quarter ended March 31, 2024 whereas the Company recognized a Net Loss of $54,978 during the quarter ended March 31, 2023. The disparity in Net Losses is primarily attributable to the recognition of $35,949 in Derivative Income recognized during the quarter ended March 31, 2023.

Revenues from continuing operations were $118,129 for the six months ended March 31, 2024 and $118,129 for the same period ended 2023. $54,849 of revenue from related parties recognized during the six months ended March 31, 2024 and March 31, 2023 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and minimum royalties recognized during the six months ended March 31, 2023 and 2024 respectively pursuant to the same license. $63,280 of revenue recognized during the six months ended March 31, 2024 were recognized pursuant to licenses granted to Oncology Pharma,Inc. and $63,280 of revenue was recognized during the six months ended March 31 , 2023 pursuant to those same licenses.

The Company recognized an Operating Loss of $ 223,852 during the six ended March 31, 2024 whereas the Company recognized an Operating Loss of $542,708 for the same period ended 2023. The disparity in Operating Losses is primarily attributable to greater Research and Development and Consulting Expenses recognized during the six months ended March 31, 2023 as compared to the same quarter ended 2024. The Company recognized a Net Loss of $ 248,380 during the six months ended March 31, 2024. The Company recognized Net Income of $2,123,460 during the six months ended march 31, 2023 primarily attributable to the recognition of $2,151,755 during the six months ended March 31, 2024.

As of March 31, 2024 we had $78,115 in cash on hand and current liabilities of $5,173,049 such liabilities materially consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Derivative Liability Recognized, Unearned Income and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

During the quarter ended March 31, 2024 the Company sold 364,057 common shares to Coventry pursuant to the terms and conditions of the Equity Line Agreement for total cash consideration of $187,973.

On April 3, 2024 the Company sold 52,763 common shares to Coventry pursuant to the terms and conditions of the Equity Line Agreement for total cash consideration of $25,326.

As of March 31 2024 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2024 and ending on March 31, 2024, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2024.

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

Date: April 24, 2024

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By: /s/ David R. Koos

Name: David R. Koos

Title: Acting Chief Financial Officer, Director

Date: April 24, 2024

