Form 10-Q
period 2024-06-30
Regen BioPharma Inc
filed 2024-08-13
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2024

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
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 17, 2024 Regen Biopharma, Inc. had 4,508,320 common shares outstanding.

As of July 17, 2024 Regen Biopharma, Inc. had 10,123,771 shares of Series A Preferred Stock outstanding.

As of July 17, 2024 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of July 17, 2024 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of July 17, 2024 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2024	September 30, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$61,849	$121,037
Accounts Receivable, Related Party	67,147	0
Note Receivable, Related Party		0
Prepaid Expenses	10,921	0
Prepaid Rent	12,500	10,000
Total Current Assets	152,417	131,037
OTHER ASSETS
Investment Securities, Related Party	17,733	222,580
Total Other Assets	17,733	222,580
Total Assets	$170,150	$353,617

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	29,416	29,674
Notes Payable	218,230	95,710
Accrued payroll taxes	4,241	4,241
Accrued Interest	359,970	342,588
Accrued Payroll	1,256,630	1,256,630
Other Accrued Expenses	41,423	41,423
Bank Overdraft	1,000	1,000
Due to Investor	20,000	20,000
Unearned Income	1,496,811	1,591,731
Unearned Income (Related Party)	0	15,126
Derivative Liability	1,400,261	1,400,000
Convertible Notes Payable Less unamortized discount	499,880	499,880
Convertible Notes Payable, Related Parties Less unamortized discount	0	10,000
Total Current Liabilities	5,327,862	5,308,003
Long Term Liabilities:
Convertible Notes Payable, Related Parties Less unamortized discount
Notes Payable	0	149,614
Total Long Term Liabilities	0	149,614
Total Liabilities	5,327,862	5,457,617

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 5,800,000,000 authorized and 4,373,078 issued and outstanding as of June, 2024 and 3,506,366 shares issued and outstanding as of September 30, 2023.	439	352
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of June 30, 2024 and September 30, 2023 respectively
Series A Preferred; 739,000,000 authorized as of September 30, 2023 and June 30, 2024; 429,619 outstanding as of June 30, 2024 and 409,551 outstanding as of September 30, 2023	42	40
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 and 34 outstanding as of June 30, 2024 and September 30,2023 respectively	0	0
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 outstanding as of September 30, 2023 and 60,000,000 authorized and 29,338 outstanding as of June 30, 2024	3	3
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 outstanding as of September 30, 2023 and June 30, 2024	2	2
Additional Paid in capital	14,456,692	13,908,141
Contributed Capital	736,326	736,326
Retained Earnings (Deficit)	(20,351,216)	(19,748,863)
Total Stockholders' Equity (Deficit)	(5,157,712)	(5,104,000)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$170,150	$353,617

The Accompanying Notes are an Integral Part of These Financial Statements

  All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.

CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended June 30, 2024	Quarter Ended June 30, 2023	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
REVENUES
Revenues	$31,640	$31,640	$94,920	$94,920
Revenues, Related Party	27,425	27,425	82,274	82,274
TOTAL REVENUES	59,065	59,065	177,194	177,194

COST AND EXPENSES
Research and Development	32,500	45,001	120,161	176,960
General and Administrative	16,492	9,262	38,298	36,660
Consulting and Professional Fees	95,539	74,957	295,839	546,437
Rent	22,500	15,000	54,715	45,000
Total Costs and Expenses	167,031	144,220	509,012	805,057
OPERATING INCOME (LOSS)	$(107,966)	$(85,155)	$(331,819)	$(627,863)

OTHER INCOME & (EXPENSES)
Interest Expense	(17,554)	(14,063)	(52,382)	(43,507)
Interest Expense attributable to Amortization of Discount	(4,339)	0	(13,045)
Unrealized Gain ( Loss) on sale of Investment Securities			(204,847)
Derivative Income (Expense)	(261)	0	(261)	2,151,755
Gain (Loss) on Extinguishment Convertible Debt				1,150
TOTAL OTHER INCOME (EXPENSE)	(22,154)	(14,063)	(270,534)	2,109,397

NET INCOME (LOSS)	$(130,120)	$(99,218)	$(602,353)	$1,481,534
NET INCOME (LOSS) attributable to common shareholders	(117,108)	(99,218)	$(602,353)	$1,303,750

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.03)	$(0.15)	$0.39

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,213,611	3,381,366	3,974,434	3,370,012

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(unaudited)

Nine Months Ended June 30, 2024

		Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
Balance September 30, 2023		409,551	$40	34	$0	15,007	$2	3,506,366	$352	29,338	3	$13,908,141	$(19,748,863)	$736,326	$(5,104,000)
10/13/2023	Common Shares issued for Cash		—		—		—	16,710	2		—	22,724	—	—	22,726
10/27/2023	Common Shares issued for Cash		—		—		—	35,785	4		—	46,088	—	—	46,091
11/10/2023	Common Shares issued for Cash		—		—		—	31,732	3		—	38,202	—	—	38,205
11/27/2023	Common Shares issued for Cash		—		—		—	33,989	3		—	32,626	—	—	32,629
12/11/2023	Common Shares issued for Cash		—		—		—	43,297	4		—	38,097	—	—	38,101
12/20/2023	Common Shares issued for Cash		—		—		—	82,686	8		—	34,535	—	—	34,543
Net Income (Loss) Quarter Ended December 31, 2023			—		—		—	—	—		—	—	(349,760)	—	(349,760)
Balance December 31, 2023		409,551	$40	34	$0	15,007	2	3,750,565	376	29,338	3	14,120,412	(20,098,623)	736,326	$(5,241,463)
1/3/2024			—		—		—	94,883	9		—	39,629	—	—	39,638
1/10/2024			—		—		—	82,643	8		—	44,288	—	—	44,297
2/2/2024			—		—		—	40,229	4		—	19,609	—	—	19,614
2/21/2024			—		—		—	52,569	5		—	32,356	—	—	32,362
3/6/2023			—		—		—	44,503	4		—	25,278	—	—	25,282
3/20/2024			—		—		—	49,230	5		—	26,776	—	—	26,781
Net Income (Loss) Quarter Ended March 31, 2024			—		—		—	—	—		—	—	(122,473)	—	(122,473)
Balance March 31, 2024		409,551	$40	34	$0	15,007	2	4,114,622	413	29,338	3	14,308,349	(20,221,096	736,326	$(5,175,963)
4/3/2024			—		—		—	52,763			—	25,321	—	—	25,326
5/2/2024		20,068	2		—		—				—	13,042	—	—	13,044
5/29/2024			—		—		—	68,185	7		—	29,993	—	—	30,000
6/7/2024			—		—		—	62,207	6		—	29,994	—	—	30,000
6/20/2024			—		—		—	75,301	8		—	49,992	—	—	50,000
Net Income( Loss) Quarter Ended June 30, 2024			—		—		—	—	—		—	—	(130,120)	—	(130,120)
Balance June 30, 2024		429,619	$42	34	$0	15,007	2	4,373,078	439	29,338	3	14,456,692	(20,351,216)	736,326	$(5,157,712)

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

CONDENSED  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ( DEFICIT)

(unaudited)

Nine Months Ended June 30, 2023

		Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Contributed Capital	Total
Balance September 30, 2022		293,053	$28	34	$0	7	$—	3,354,886	335	29,338	$3	$12,132,620	$(20,905,369)	$736,326	$(8,036,059)
10/25/2022	Preferred Shares Issued for Nonemployee Services	6,667	$1		—		—		—		—	299,999	—	—	$300,000
11/11/2022	Preferred Shares Issued for Debt	70,114	$7		—		—		—		—	761,493	—	—	$761,500
11/11/2022	Preferred Shares Issued for Interest	35,012	$4		—		—		—		—	380,258	—	—	$380,262
11/11/2022	Common Shares Issued For Interest		—		—		—	11,279	1		—	25,368	—	—	25,369
12/5/2022	Preferred Shares Issued for Nonemployee Services	1,112	$0		—		—		—		—	48,372	—	—	$48,372
Net Income for the Quarter ended December 31, 2022			—		—		—		—		—	—	1,635,730	—	1,635,730
Balance December 31, 2022		405,958	$40	34	$0	7	$—	3,366,165	337	29,338	3	$13,648,107	$(19,269,640)	$736,326	$(4,884,827)
3/13/2023	Common Shares issued pursuant to round up provision		—		—		—		—		—	—	—	—	—
	March 6,2023 reverse stock split		—		—		—	15,201	2		—	(2	—	—	0
3/13/2023	Preferred Shares issued pursuant to round up provision		—		—		—		—		—	—	—	—	—
	March 6,2023 reverse stock split	3,593	—		—		—		—		—	—	—	—	—
3/17/2023	Preferred Shares issued for accrued salaries		—		—	15,000	2		—		—	10,048	—	—	10,050
Net Income (Loss) for the Quarter Ended March 31, 2023			—		—		—		—		—	—	(54,978)	—	(54,978)
Balance March 31, 2023		409,551	$40	34	$0	15,007	$2	3,381,366	339	29,338	3	$13,658,153	$(19,324,617)	$736,326	$(4,929,755)
Net Income (Loss) for the Quarter Ended June 30, 2023			—		—		—		—		—	—	(99,218)	—	(99,218)
Balance June 30, 2023		409,551	$40	34	$0	15,007	$2	3,381,366	$339	29,338	3	$13,658,153	$(19,423,836)	$736,326	$(5,028,973)

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(602,353)	$1,481,534
Adjustments to reconcile net Income to net cash
Preferred Stock issued as compensation	2,324	348,372
Increase (Decrease) in Interest expense attributable to amortization of Discount	13,045
Increase (Decrease) in Accounts Payable	(258)	604
(Increase) Decrease in Accounts Receivable	(67,148)	197,725
Increase (Decrease) in accrued Expenses	17,383	43,507
(Increase) Decrease in Prepaid Expenses	(2,300)	25,570
Increase(Decrease) in Contributed Capital	0
Increase ( Decrease) in Derivative Expense	261	(2,151,755)
Increase ( Decrease) in Unearned Income	(110,047)	(94,920)
(Gain) Loss on forgiveness of Debt	0	(1,150)
Unrealized Loss(Gain) on Investment Securities	204,847
Net Cash Provided by (Used in) Operating Activities	$(544,246)	$(150,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Convertible Notes Payable	(10,000)
Increase (Decrease) in Notes Payable	(40,502)	100,000
Increase ( Decrease) in Common Stock issued for cash	535,560
Net Cash Provided by (Used in) Financing Activities	485,058	100,000

Net Increase (Decrease) in Cash	$(59,188)	$(50,512)

Cash at Beginning of Period	$121,037	$51,204
Cash at End of Period	$61,849	$692

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt
Preferred Shares Issued for Debt	$—	$761,500
Cash Paid for Interest
Common shares Issued for Interest	$—	$25,369
Preferred Shares issued for Interest	$—	$380,262

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2024

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of June 30, 2024 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	5.39%
Expected Term	(3.53) – (4.16) Yrs
Expected Volatility	1128.35%
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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2024 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended June 30, 2023 and June 30, 2024.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $20,331,216  during the period from April 24, 2012 (inception) through June 30, 2024. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the quarter ended December 31, 2023 the Company issued 244,199 common shares pursuant to the Equity Line Agreement for aggregate cash consideration of $212,296. During the Quarter ended March 31, 2024 the Company issued 364,057 common shares pursuant to the Equity Line Agreement for aggregate cash consideration of $187,937. During the Quarter ended June 30, 2024 the Company issued 258,456 common shares pursuant to the Equity Lune Agreement for aggregate cash consideration of $135,326.

NOTE 4. NOTES PAYABLE

(a) RELATED PARTY

As of June 30, 2024
David Koos	$1,708
Zander Therapeutics, Inc.	$40,000
Total:	$41,708

$1,708 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

$15,000 lent to the Company by Zander Therapeutics, Inc. is due and payable on May 3. 2025 and bears simple interest at a rate of 10% per annum.

$25,000 lent to the Company by Zander Therapeutics, Inc. is due and payable on June 5. 2025 and bears simple interest at a rate of 10% per annum.

Zander Therapeutics, Inc. and the Company are under common control.

(b) NON RELATED PARTY As of March 31, 2024

Bostonia Partners, Inc	$48,500
Coventry Enterprises LLC	$140,000
Total:	$188,500

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

Upon the event that while this Note has been outstanding for four months, the Company consummates another financing transaction or if the Company has an effective Regulation A Offering Statement then the Investor may choose to convert any amount up to the entire balance of the note including guaranteed interest into shares at the same offering price as the aforementioned financing transaction or the Regulation A Offering. The outstanding principal balance of the Note is $140,000 as of June 30, 2024.

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

As of June 30, 2024 $100,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2024 $50,000 of the principal amount of the Note remains outstanding.

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

As of June 30, 2024 $50,000 of the principal amount of the Note remains outstanding

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

As of June 30, 2024 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $800,149 was recognized by the Company as of June 30, 2024.

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

As of June 30, 2024 $100,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $400,075 was recognized by the Company as of June 30, 2024.

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

The warrants shall be exercisable:

In the event that the Company exercises its right to Prepay the Note on or prior to the close of business on the three (3) month anniversary of the date that the Note shall have been prepaid by the Company (“Prepayment Date”)

In the event , part of the outstanding and unpaid principal amount of this Note and any Accrued Interest remains outstanding on the Maturity Date of the Note, or prior to the close of business on the three (3) month anniversary of the Maturity Date of the Note

As of June 30, 2024, $50,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $200,037 was recognized by the Company as of June 30, 2024.

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

As of June 30, 2024, $0 of the principal amount of the Note remains outstanding and all accrued interest has been paid.

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

As of June 30, 2024 the Company is indebted to David R. Koos the Company’s sole officer and director in the amount of $1,708. $710 lent to the Company by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 15% per annum.

On January 13, 2022 Regen Biopharma, Inc. entered into a sublease agreement with BST Partners (“BST”) whereby Regen Biopharma, Inc. would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $5,000 per month beginning January 14, 2022. On April 26, 2024 the Company and BST agreed to amend that sublease agreement as follows:

The Company agreed that in addition to the base rent of $5,000 per month to be paid by the Company to BST the Company shall also reimburse BST for any and all shared expenses as such term is defined within the original lease agreement by and between BST and CIF LaMesa LLP beginning January 1, 2024.

BST Partners is controlled by David Koos who serves as the sole officer and director of Regen Biopharma, Inc.

$1,708 lent to the Company by David Koos, the Company’s sole Board Member and Officer, is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

$15,000 lent to the Company by Zander Therapeutics, Inc. is due and payable on May 3. 2025 and bears simple interest at a rate of 10% per annum.

$25,000 lent to the Company by Zander Therapeutics, Inc. is due and payable on June 5. 2025 and bears simple interest at a rate of 10% per annum.

Zander Therapeutics, Inc. and the Company are under common control.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2024:

Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 4,373,078 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of June 30, 2024, 739,000,000 is designated Series A Preferred Stock of which 429,619 shares are outstanding as of June 30, 2024, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of June 30, 2024, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of June 30, 2024.

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

On May 20, 2024 Regen Biopharma, Inc. amended its Certificate of Incorporation adding the following Article 8 which is and reads as follows:

Shares of one class or series of stock may be issued as a share dividend in respect of another class or series.

On May 21 , 2024 the Board of Directors of Regen Biopharma, Inc declared a dividend to all shareholders of record as of June 20, 2024 (“Record Date”) to be paid to shareholders on or about July 1, 2024 such dividend to be payable in shares of the Regen’s authorized but unissued Series A Preferred Stock and to consist of two share of Series A Preferred Stock for every one share of Regen Biopharma, Inc. Common Stock owned as of the Record Date, every one share of Regen Biopharma, Inc. Series A Preferred Stock owned as of the Record Date, every one share of Series AA Preferred Stock owned as of the Record Date, every one share of Series M Preferred Stock owned as of the Record Date and every one share of Series NC Preferred Stock owned as of the Record Date

NOTE 8. INVESTMENT SECURITIES, RELATED PARTY

On June 11, 2018 Regen Biopharma, Inc. was paid a property dividend consisting of 470,588 of the common shares of Zander Therapeutics, Inc.

On November 29, 2018 the Company accepted 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of prepaid rent and accrued interest owed to the Company collectively amounting to $13,124.

On June 30, 2024 the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$300,000
Prepaid Expenses	65,661
Due from Employee	0
Note Receivable	40,000
Accrued Interest Receivable	35,000
Investment Securities	258,255
Convertible Note Receivable	10,000
Accounts Payable	30,563
Notes Payable	400,000
Accrued Expenses Related Parties	162,011
Notes Payable Related Party	0
Accrued Expenses	647,072
Enterprise Value	1,948,562
Less: Total Debt	(1,239,646)
Portion of Enterprise Value Attributable to Shareholders	708,916
Fair Value Per Share	$0.02

The abovementioned constitute the Company’s sole related party investment securities as of June 30, 2024.

As of June 30, 2024:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended June 30, 2024
$5,741	$6,496	$755	$(0)

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the quarter ended June 30, 2024
$13,124	$11,238	$(1,866)	$(0)

NOTE 9. STOCK TRANSACTIONS

On April 3, 2024 the Company issued 52,763 common shares for cash consideration of $25,326.

On May 2, 2024 the Company issued 20,068 Series A Preferred shares for nonemployee services .

On May 29, 2024 the Company issued 66,185 common shares for cash consideration of $30,000.

On June 7, 2024 the Company issued 62,207 common shares for cash consideration of $30,000.

On June 20, 2024 the Company issued 75,301 common shares for cash consideration of $50,000.

NOTE 10. SUBSEQUENT EVENTS

On May 21 , 2024 the Board of Directors of Regen Biopharma, Inc.(“Regen”) declared a dividend to all shareholders of record as of June 20,2024 (“Record Date”) to be paid to shareholders on or about July 1, 2024 such dividend to be payable in shares of the Regen’s authorized but unissued Series A Preferred Stock and to consist of two share of Series A Preferred Stock for every one share of Regen Biopharma, Inc. Common Stock owned as of the Record Date, every one share of Regen Biopharma, Inc. Series A Preferred Stock owned as of the Record Date, every one share of Series AA Preferred Stock owned as of the Record Date, every one share of Series M Preferred Stock owned as of the Record Date and every one share of Series NC Preferred Stock owned as of the Record Date.

On July 3, 2024 9,694,152 Series A Preferred Shares were issued as a dividend to the Shareholders of Record.

On July 12, 2024 the Company sold 135,242 common shares to Coventry pursuant to the terms and conditions of the Equity Line Agreement for total cash consideration of $28,125.

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

As of June 30, 2024 we had cash of $61,849 and as of September 30, 2023 we had cash of $121,037. The decrease in cash of approximately 49% is primarily attributable to cash expended in the operation of the Company’s business as well as payments of principal amounts due on Notes Payable , Convertible Notes Payable ( Related Party) and accrued interest due on Convertible Notes Payable ( Related Party) offset primarily by $535,560 paid to the Company from sales of common stock of the Company for cash as well as borrowings from related parties totaling $40,998 during the quarter ended June 30, 2024 .

As of June 30, 2024 we had Accounts Receivable, Related Party of $61,647 and as of September 30, 2023 we had Accounts Receivable, Related Party of $0. Accounts Receivable, Related Party as of June 30, 2024 consists of fees accrued but not yet paid pursuant to a license granted to Zander Therapeutics, Inc. by Regen Biopharma, Inc. Zander Therapeutics, Inc. and the Company are under common control.

As of June 30, 2024 we had Prepaid Expenses of $10,921 and as of September 30, 2023 we had Prepaid Expenses of $0. Prepaid Expenses of $32,364 as of June 30, 2024 is attributable to an overpayment of $200 paid to a patent attorney as well as the payment of 20,068 shares of the Company’s Series A Preferred stock valued at $13,044 paid to an independent consultant for services to be provided for a period of one year commencing on April 26, 2024.

As of June 30, 2024 we had Investment Securities (Related Party) of $17,733 and as of September 30, 2023 we had Investment Securities (Related Party) of $222,580. During the nine months ended June 30, 2024 the Company revalued its owned shares of Zander Therapeutics, Inc. resulting in the recognition of a decrease in fair value of 92.3% as compared to September 30, 2023.

As of June 30, 2024 we had Notes Payable of $218,230 and as of September 30, 2023 we had Notes Payable of $245,324. The reduction in Notes Payable of approximately 11% is attributable to repayment of $81,500 of outstanding principal indebtedness during the nine months ended June 30, 2024 offset by Notes issued by the Company during the quarter ended June 30, 2024 of (a) $40,000 to Zander Therapeutics, Inc. (an entity under common control with the Company) and
(b) $998 to the Company’s Chief Executive Officer as well as the recognition of $13,045 of amortization of interest expenses attributable to an Original Issue Discount recognized in connection with a Promissory Note issued to Coventry Enterprises in the original principal amount of $175,000.

As of June 30, 2024 we had Accrued Interest Payable of $359,970 and as of September 30, 2023 we had Accrued Interest Payable if $342,588. The increase of approximately 5% is attributable to interest expense accrued but unpaid during the nine months ended June 30, 2024.

As of June 30, 2024 we had Convertible Notes Payable, Related Parties of $0 and as of September 30, 2023 we had Convertible Notes Payable, Related Parties of $10,000. $10,000 due and payable to Zander Therapeutics, Inc. was paid during the quarter ended March 31, 2024. Zander Therapeutics, Inc. and the Company are under common control.

As of June 20, 2024 we had Unearned Income of $1,496,811and as of September 30,2023 we had Unearned Income of $1,591,731. Unearned Income represents that portion of $1,905,000 of license fees paid during the quarter ended June 30, 2021 to be recognized as revenue over the 15 year term of the licenses granted in accordance with ASC 606. The decrease of approximately 6% is attributable to the recognition by the Company of $94,920 of licensing revenue over the nine months ended June 30, 2024. .

Revenues from continuing operations were $59,065 for the quarter ended June 30, 2024 and $59,065 for the same period ended 2023. $27,425 of revenue from related parties recognized during the three months ended June 30, 2024 and June 30, 2023 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and minimum royalties recognized during the three months ended March 31, 2023 and 2024 respectively pursuant to the same license. $31,640 of revenue recognized during the three months ended June 30, 2024 were recognized pursuant to licenses granted to Oncology Pharma,Inc. and $31,640 of revenue was recognized during the quarter ended June 30 , 2023 pursuant to those same licenses.

The Company recognized an Operating Loss of $107,966 during the quarter ended June 30, 2024 whereas the Company recognized an Operating Loss of $85,155 for the same period ended 2023. The disparity in Operating Losses is primarily attributable to greater Consulting Expenses recognized during the quarter ended June 30, 2024 as compared to the same quarter ended 2023. The Company recognized a Net Loss of $130,120 during the quarter ended June 30, 2024 whereas the Company recognized a Net Loss of $99,218 during the quarter ended June 30, 2023. The disparity is primarily attributable to the same factors which contributed to the disparity in the Operating Loss recognized during the quarter ended 2024 as compared to the same period ended 2023.

Revenues from continuing operations were $177,194 for the nine months ended June 30, 2024 and $177,194 for the same period ended 2023. $82,274 of revenue from related parties recognized during the nine months ended June 30, 2024 and June 30, 2023 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and minimum royalties recognized during the nine months ended June 30, 2023 and 2024 respectively pursuant to the same license. $94,920 of revenue recognized during the nine months ended June 30, 2024 were recognized pursuant to licenses granted to Oncology Pharma,Inc. and $94,920 of revenue was recognized during the nine months ended June 30 , 2023 pursuant to those same licenses.

The Company recognized an Operating Loss of $331,819 during the nine months ended June 30, 2024 whereas the Company recognized an Operating Loss of $627,863 for the same period ended 2023. The disparity in Operating Losses is primarily attributable to greater Research and Development and Consulting Expenses recognized during the nine months ended June 30, 2023 as compared to the same period ended 2024. The Company recognized a Net Loss of $ 602,353 during the nine months ended June 30, 2024. The Company recognized Net Income of $1,481,534 during the nine months ended June 30, 2023 primarily attributable to the recognition of $2,151,755 during the nine months ended June 30, 2023.

As of June 30, 2024 we had $61,849 in cash on hand and current liabilities of $5,327,862 such liabilities materially consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Derivative Liability Recognized, Unearned Income and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

During the quarter ended June 30, 2024 the Company sold 258,456 common shares to Coventry pursuant to the terms and conditions of the Equity Line Agreement for total cash consideration of $135,327.

On July 12, 2024 the Company sold 135,242 common shares to Coventry pursuant to the terms and conditions of the Equity Line Agreement for total cash consideration of $28,125.

As of June 30 2024 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on April 1, 2024 and ending on June 30, 2024, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2024 the Company issued 20,068 of its Series A Preferred Shares to an independent consultant as consideration for services.

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

Item 5. Other Information

On May 21 , 2024 the Board of Directors of Regen Biopharma, Inc.(“Regen”) declared a dividend to all shareholders of record as of June 20,2024 (“Record Date”) to be paid to shareholders on or about July 1, 2024 such dividend to be payable in shares of the Regen’s authorized but unissued Series A Preferred Stock and to consist of two share of Series A Preferred Stock for every one share of Regen Biopharma, Inc. Common Stock owned as of the Record Date, every one share of Regen Biopharma, Inc. Series A Preferred Stock owned as of the Record Date, every one share of Series AA Preferred Stock owned as of the Record Date, every one share of Series M Preferred Stock owned as of the Record Date and every one share of Series NC Preferred Stock owned as of the Record Date.

On July 3 2024 9,694,152 Series A Preferred Shares were issued as a dividend to the Shareholders of Record.

Item 6. Exhibit Index

Exhibit No.	Description
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
10.1	NOTE PAYABLE ZANDER $15,000
10.2	NOTE PAYABLE ZANDER $25,000
29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By: /s/ David R. Koos
Name: David R. Koos
Title: Chairman, Chief Executive Officer
Date: August 13, 2024

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By: /s/ David R. Koos
Name: David R. Koos
Title: Acting Chief Financial Officer, Director
Date: August 13, 2024

