Form 10-K
period 2024-09-30
Regen BioPharma Inc
filed 2025-05-13
CIK 1589150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2024

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ $1,054,545

As of April 30, 2025 Regen Biopharma, Inc. had 21,554,705 common shares outstanding.

As of April 30, 2025 Regen Biopharma, Inc. had 10,123,771 shares of Series A Preferred Stock outstanding.

As of April 30, 2025 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of April 30, 2025 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of April 30, 2025 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding.

PART I

In this annual report, the terms “Regen Biopharma, Inc..”, “Regent”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Regen Biopharma, Inc., a Nevada corporation and its wholly owned subsidiary KCL, Therapeutics, Inc., a Nevada corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

●	dependence on key personnel;

●	competitive factors;

●	degree of success of research and development programs

●	the operation of our business; and

●	general economic conditions

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

ITEM 1. BUSINESS

Overview

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

The Company has the following therapies in development:

●	HemaXellarate : HemaXellarate is a cellular composition of autologous stromal vascular fraction derived from adipose tissue. HemaXellarate contains endothelial progenitor cells as well as mesenchymal stem cells. It is believed by the Company that once re-infused into the patient, the patient’s bone marrow will regenerate and begin to function normally.

●	dCellVax: dCellVax is comprised of autologous dendritic cells which have been treated with an siRNA inhibitor of indoleamine-2,3-dioxygenase (IDO), an immunosuppressive enzyme. The Company believes that by inhibiting this enzyme in these dendritic cells, the patient’s cells can now attack cancers, particularly breast cancer.

●	tCellVax: Immune cells are removed from the patient, treated with siRNA to inhibit NR2F6 and the cells re-infused to the patient. The Company believes that once the inhibitor protein is blocked, the immune system will be very activated and kill tumors. siRNA is a double-stranded RNA molecule that is non-coding and is a powerful tool in drug targeting and therapeutics development as it is used to modulate gene expression through transcriptional or translational repression. The NR2F6 nuclear receptor has been identified as a potentially very important immune cell inhibitor (an immune checkpoint) and cancer stem cell differentiator.

●	DiffronC: This drug is intended to use our proprietary siRNA in vivo to inhibit cancer growth and activate T cells. The siRNA targets NR2F6. T cells are part of the immune system and develop from stem cells in the bone marrow.

●	DuraCar: DuraCar is comprised of CAR-T cells which have been treated with an shRNA targeting the gene NR2F6. By inhibiting NR2F6, we expect our DuraCar cells to have greater efficacy and persistence than conventional CAR-T cells and create a new, optimal way to manufacture CAR-T cells. We are currently in pre-clinical testing of this drug. Chimeric antigen receptor T cells ( CAR-T cells) are T cells that have been genetically engineered to produce an artificial T cell receptor for use in immunotherapy. Chimeric antigen receptors are receptor proteins that have been engineered to give T cells the new ability to target a specific antigen.

●	Small molecule: We have identified and patented a series of small molecules which can both activate and inhibit NR2F6. We are currently in pre-clinical testing of these drugs.

None of the abovementioned statements regarding any of our products in development are intended to be a prediction or conclusion of efficacy. No clinical trials on our product candidates have commenced so no conclusions of efficacy can be made.

As of April 30, 2025, we have not licensed any existing therapies which may be marketed.

The Company has entered into license agreements with Zander Therapeutics, Inc. ( an entity under common control) and Oncology Pharma Inc. ( an unrelated entity).

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

●	GENE SILENCING OF THE BROTHER OF THE REGULATOR OF IMPRINTED SITES (BORIS)

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

Patent No: 8263571

●	METHODS AND MEANS OF GENERATING IL-17 ASSOCIATED ANTITUMOR EFFECTOR CELLS BY INHIBITION OF NR2F6 INHIBITION

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

Patent No : 11,053,503

●	METHODS OF SCREENING COMPOUNDS THAT CAN MODULATE NR2F6 BY DISPLACEMENT OF A REFERENCE LIGAND

Compositions of matter, protocols and methods of screening test compounds to identifying agonists and antagonists of the orphan nuclear receptor NR2F6 by measuring the ability of a test compound to occupy the active site of NR2F6, in the presence of a reference compound.

Patent No: 10,088,485

●	MODULATION OF NR2F6 AND METHODS AND USES THEREOF

The application provides methods of modulating NR2F6 in a cell or animal in need thereof by administering an effective amount of a NR2F6 modulator

Patent No: 9091696

●	“UNIVERSAL DONOR CHECKPOINT INHIBITOR SILENCED/GENE EDITED CORD BLOOD KILLER CELLS”

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

Patent No: 11,141,471 B2

●	ANTIGEN SPECIFIC MRNA CELLULAR CANCER VACCINES

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

Patent No. 11,090,332

●	METHOD OF CANCER TREATMENT USING SIRNA SILENCING

Comprises administering to a subject one or more siRNA constructs capable of inhibiting the expression of an immunosuppressive molecule. The invention also provides siRNA constructs and compositions.

Patent No: 8389708

●	SMALL MOLECULE AGONISTS AND ANTAGONISTS OF NR2F6 ACTIVITY IN HUMANS.

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

Patent No. 11,241,427

●	Compounds useful for alteration of NR2F6 activity.

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

The Agreement may be terminated by Regen:

●	If Zander has not sold any Licensed Product by ten years of the effective date of the Agreement or Zander has not sold any Licensed Product for any twelve (12) month period after Zander’s first commercial sale of a Licensed Product.

●	The Agreement may be terminated by Zander with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to Regen with regard to that License IP.

●	The Agreement may be terminated by Zander with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to Regen with regard to that License IP is terminated.

●	The Agreement may be terminated by either party in the event of a material breach by the other party.

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

As consideration to KCL for the rights and license granted pursuant to the Agreement Licensee shall:

(a)	pay to KCL a non-refundable fee of Fifty Thousand common shares of Oncology Pharma, Inc. no later than April 20,2021

(b)	pay to KCL royalties equal to five percent (5%) of the Net Sales as Net Sales are defined in the Agreement of any Licensed Products in a quarter.

(c)	pay to KCL ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Licensee from sublicensees, excluding royalties from sublicensees based on Net Sales of any Licensed Products for which KCL receives payment.

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

●	Phase I - Phase 1 trials are designed to assess the safety (pharmacovigilance), tolerability, pharmacokinetics, and pharmacodynamics of a drug. These trials are often conducted in an inpatient clinic, where the subject can be observed by full-time staff. The subject who receives the drug is usually observed until several half-lives of the drug have passed. Phase I trials normally include dose-ranging, also called dose escalation, studies so that the appropriate dose for therapeutic use can be found. The tested range of doses usually are a fraction of the dose that causes harm in animal testing and involve a small group of healthy volunteers. However, there are some circumstances when real patients are used, such as patients who have end-stage disease and lack other treatment options.

●	Phase II - Phase II trials are designed to assess how well the drug or biologic works, as well as to continue Phase I safety assessments in a larger group of volunteers and patients. Phase II trials are performed on larger groups.

●	Phase III - Phase III trials are aimed at being the definitive assessment of how effective the product is in comparison with current best standard treatment and to provide an adequate basis for physician labeling. Phase III trials may also be conducted for the purposes of (i) “label expansion” (to show the product works for additional types of patients/diseases beyond the original use for which the drug was approved for marketing or (ii) to obtain additional safety data, or to support marketing claims for the product.

●	On occasion Phase IV (Post Approval) trials may be required by the FDA. Phase IV trials involve the safety surveillance (pharmacovigilance) and ongoing technical support of a drug after it receives permission to be sold.The safety surveillance is designed to detect any rare or long-term adverse effects over a much larger patient population and longer time period than was possible during the Phase I-III clinical trials.

All phases must be undertaken at a hospital or medical center to demonstrate optimal use, safety, and efficacy of each product in humans. Each clinical study is conducted under the auspices of an independent Institutional Review Board (“IRB”). The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution. The time and expense required to perform this clinical testing can far exceed the time and expense of the research and development initially required to create the product. No action can be taken to market any therapeutic product in the United States until an appropriate New Drug Application (“NDA”) or Biologic License Application (“BLA”) or has been approved by the FDA. FDA regulations also restrict the export of therapeutic products for clinical use prior to NDA or BLA approval.

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

Amount spent during the fiscal year ended September 30, 2024 on research and development activities:

●	During the fiscal year ended September 30, 2024 we incurred $153,685 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local):

●	Regen has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees:

●	As of April 30, 2025, the Company has 1 full time employee.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company’s Chief Executive Officer assesses risks from cybersecurity threats on an ongoing basis. As the Company grows it plans to develop a more robust and detailed strategy for cybersecurity. The Company has not encountered cybersecurity challenges that have materially impaired operations or financial condition.

The Company does not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Governance; Board Oversight

The Company’s sole director and officer provides direct oversight over cybersecurity risk.

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

On April 26, 2024 the Company and BST Partners ( Sublessor) agreed to amend that sublease agreement (“Sublease Agreement”) entered into between the parties as follows:

●	The Company agreed that in addition to the base rent of $5,000 per month to be paid by the Company to Sublessor the Company shall also reimburse Sublessor for any and all shared expenses as such term is defined within the Sublease Agreement.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell common stock of the Company.

Holders of Record

As of May 7, 2025, we had 482 holders of record of our Common Stock. As of May 7, 2025 there were approximately 479 holders of our Series A Preferred Stock. As of May 7, 2025 there was 1 holder of our Series AA Preferred Stock.As of May 7, 2025 there were approximately 7 holders of our Series M Preferred Stock. As of May 7, 2025 there was one holder of our Series NC Preferred Stock.

Below is the range of high and low bid information for our common equity for each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

October 1, 2023 to September 30, 2024	High	Low
First Quarter	$1.6279	$0.4337
Second Quarter	0.9302	0.4983
Third Quarter	0.9966	0.3330
Fourth Quarter	0.6645	0.1152

October 1, 2022 to September 30, 2023	High	Low
First Quarter	$10.89	$5.89
Second Quarter	7.16	1.25
Third Quarter	2.28	1.50
Fourth Quarter	2.00	1.46

We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we plan to retain our earnings to finance our operations and future growth.

Recent Sales of Unregistered Securities

Retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

October 1, 2024 to April 30, 2025

On November 4, 2024 the Company issued 500,000 common shares in settlement of $20,000 of outstanding principal indebtedness. .

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

On November 13, 2024 the Company issued 370,084 common shares as consideration for nonemployee services.

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

Quarter Ended September 30, 2024

Effective September 4, 2024 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which Coventry Enterprises purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $250,000 of which $25,000 was retained by Coventry through an Original Issue Discount.

The Note carries “Guaranteed Interest” on the principal amount at the rate of 10% per annum for the ten month term of the Note for an aggregate Guaranteed Interest $25,000. The Principal Amount and the Guaranteed Interest shall be due and payable in ten equal monthly payments $27,500 commencing on November 4, 2024, and continuing on the fourth day of each month thereafter (each, a “Monthly Payment Date”) until paid in full not later than September 4, 2025.

Upon an Event of Default (as such term is defined in the Note) the Note shall become convertible, in whole or in part, into shares of Common Stock at the option of the Holder at price per share equivalent to 90% of the lowest per-share trading price for the 20 Trading Days preceding a Conversion Date.

$152,000 of the proceeds received has been utilized to repay an aggregate of $152,000 of outstanding principal indedebteness and interest due to Coventry by the Company resulting from a $175,000 Note issued to Coventry on September 12, 2023.

In Connection with the Purchase Agreement the Company issued to Coventry 500,000 common shares (“Commitment Shares”) on September 4 .2024. If The Company has satisfied all the terms of the Note without default the Coventry shall, within 10 calendar days thereafter, return to the Company’s treasury for cancellation 350,000 of the Commitment Shares.

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

On September 26, 2024 the Company issued 249,915 shares as consideration for nonemployee services.

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

Quarter Ended June 30, 2024

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

All the abovementioned securities were issued pursuant to Section 4(a) (2) of the securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities..

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended September 30, 2024 and 2023 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended September 30, 2024 and 2023 and related notes included elsewhere in this 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Regen Biopharma, Inc. and its subsidiaries.

Forward Looking Statements

All statements other than statements of historical facts contained in this report, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives, and financial needs.

Overview

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

As of May 7, 2024 we have not licensed any existing therapies which may be marketed.

Results of Operations

Years Ended September 30, 2024 and 2023

Revenues

Revenues from continuing operations were $236,560 for the twelve months ended September 30, 2024 and $236,560 for the same period ended 2023. $110,000 of revenue from related parties recognized during the twelve months ended September 30, 2024 and September 30, 2023 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and minimum royalties recognized during the twelve months ended September 30, 2024 and 2023 respectively pursuant to the same license. $126,560 of revenue recognized during the twelve months ended September 30, 2024 were recognized pursuant to licenses granted to Oncology Pharma,Inc. and $126,560 of revenue was recognized during the twelve months ended September 30, 2023 pursuant to those same licenses..

Operating Expenses

Operating Expense were $417,221 for the twelve months ended September 30, 2024 and $ 923,509 for the same period ended 2023. The primarily operating expense for 2024 consist of $ 363,961 to Consulting & Professional expenses and $ 153,695 to research and development expenses. In the same period in previous year Consulting and Professional fees expensed were $606,237 and research and development expenses amounted to $212,297.

Other Income

For the year ended 2024, the Company reported a net other expense of $(251,034), a substantial decline from the net other income of $1,843,456 in 2023. The decrease was primarily driven by the recognition of a Derivative Gain of $2.151, 755 in 2023 as opposed to a Derivative Loss of $(4,091) in recognized in 2024. Additionally, the Company recorded higher amortization of discount of $(28,998) related to debt instruments, compared to $(864) in the prior year. Interest expense also rose to $(72,445) due to increased borrowings, while financing fees decreased to $(145,500) as opposed to $(250,000) in 2023. Financing fees in both instances were attributable to Common Shares issued in conjunction with Promissory Notes.

The reduction in financing fees partially offset the rise in interest expenses and derivative losses, but the net impact was a significant decline in other income, highlighting the volatility associated with fair value remeasurements and debt-related costs.

Net Loss

The Company recognized an Operating Loss of $ 417,221 during the twelve months ended September 30, 2024 whereas the Company recognized an Operating Loss of $ 686,950 for the same period ended 2023. The reduction in operating loss is for the reduction of Consulting and Professional Fees services for the period.

Net Loss is $ 668,255 for the twelve months ended September 30, 2024 as opposed to Net Income of 1,156,507 the difference primarily attributable to the recognition by the Company of Derivative Income of $ 2,151,755 during the twelve months ended September 30, 2023.

Working Capital

	As of September 30,
	2024	2023
Current assets	$143,351	$131,037
Current liabilities	5,378,456	5,308,003
Working capital	$(5,235,105)	$(5,176,966)

Working capital deficit increased by $ 58,139 from September 30, 2023 to September 30, 2024, primarily due to increase in notes payable offset by increase in accounts receivable.

Liquidity and Capital Resources

	Year Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(751,536)	$(173,917)
Net cash provided by financing activities	631,215	243,750
Net increase (decrease) in cash and cash equivalents	$(120,321)	$69,833
Cash, beginning of year	121,037	51,204
Cash, end of year	$716	$121,037

Operating Activities

Net cash used in operating activities for the year ended September 30, 2024 was $751,536, compared to $173,917, for the year ended September 30, 2023, an increase of $577,619. The increase in cash used in operating activities is primarily attributable to increases in accounts receivables and prepaids. Net cash used in operating activity also includes impact of Unrealized Loss on Investment Securities of $ 204,847 and adjustment of Unearned Income.

Financing Activities

Net cash generated by financing activities for the year ended September 30, 2024 was $631,215 which consisted of proceeds from notes payables and common stock issued for cash.

Liquidity & Capital Resources Outlook

As of September 30, 2024, the Company had cash of $ 716 and net working capital of ($5,235,105)

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and it has incurred and expects to continue incur significant research & development cost for products development.

The accompanying financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of September 30, 2024, the Company had cash of approximately $716 and an accumulated deficit of approximately $20.6 million. The Company has incurred recurring losses, experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of these financial statements.

Contractual Obligations

As of September 30, 2024 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s staff. The small size of the Company’s accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended September 30, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended September 30, 2024 are fairly stated, in all material respects, in accordance with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act of 1934 Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024 our internal controls over financial reporting were ineffective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Non-Executive Employees and Directors

The following table sets forth the name, age as of May 7, 2025, and current position of the individuals who serve as directors and executive officers of the Company. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

As of May 7,2025 David R. Koos serves as the Company’s sole officer and director. During the fiscal years ended 2023 and 2024 David R. Koos served as the Company’s sole officer and director

Management and Directors:

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

Code of Ethics

On September 25, 2013 we adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.

Director Independence

Audit Committee and Audit Committee Financial Expert

The members of the Company’s board of Directors may not be considered independent. The Company is not a “listed company” under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s Board of Directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its member is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, the Board of Directors believes that its member has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a “listed company” under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

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

Executive Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO	From October 1, 2023 to September 30, 2024	$0	0	0	0	0

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO	From October 1, 2022 to September 30, 2023	$10,050	*	0	0	0	0

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO	From October 1, 2021 to September 30, 2022	$0	0	0	0	0

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

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of April 30, 2025 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

Based on 21,554,705 shares issued and outstanding

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage
Common	David R. Koos	436,799	*	2%
	c/o Regen Biopharma, Inc.
	4700 Spring Street St 304
	La Mesa CA 91942*
Common	All Officers and Directors as a Group	436,799	*	2%

*includes 19 shares held by BMXP Holdings Shareholder’s Business Trust and 11 shares held by the AFN Trust and 366,651 shares held by Zander Therapeutics, Inc.

Based on 10,123,771 shares issued and outstanding

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series A Preferred	David R. Koos		4.08%
	c/o Regen Biopharma, Inc.	413,288
	4700 Spring Street St 304
Series A Preferred	All Officers and Directors as a Group	413,288	4.08%

* Includes 11 share held by BMXP Holdings Shareholder’s Business Trust, , 366,651 shares held by Zander Therapeutics, Inc. and 7 share held by the AFN Trust.

Based on 29,338 shares outstanding

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

The Company agreed that in addition to the base rent of $5,000 per month to be paid by the Company to BST the Company shall also reimburse BST for any and all shared expenses as such term is defined within the original lease agreement by and between BST and CIF LaMesa LLP beginning January 1, 2024..

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

$10,000 lent to the Company by Zander Therapeutics, Inc. is due and payable on October 4, 2025 and bears simple interest at a rate of 10% per annum.

$4,700 lent to the Company by Zander Therapeutics, Inc. is due and payable on October 15 2025 and bears simple interest at a rate of 10% per annum.

$4,500 lent to the Company by Zander Therapeutics, Inc. is due and payable on October 23 2025 and bears simple interest at a rate of 10% per annum.

Zander Therapeutics, Inc. and the Company are under common control.

During the quarter ended December 31, 2024 BST Partners lent the Company the amounts indicated which are due and payable with accrued interest thereon on the dates indicated below:

Due and Payable	Interest Rate	Principal Amount
10/31/2025	10%	$500
10/31/2025	10%	$1,400
11/7/2025	10%	$500
11/14/2025	10%	$500
11/20/2025	10%	$399
11/21/2025	10%	$500
11/27/2025	10%	$1,400
12/4/2025	10%	$10,000
12/4/2025	10%	$7,500
12/12/2025	10%	$1,400
12/5/2025	10%	$500
12/19/2025	10%	$500
12/27/2025	10%	$1,400
12/31/2025	10%	$1,500
11/4/2025	10%	$17,500
12/19/2025	10%	$500
12/20/2025	10%	$600

. BST Partners and the Company are under common control.

Director Independence

Audit Committee and Audit Committee Financial Expert

The Company’s Board of Directors may not be considered independent as the sole director is also an officer. The Company is not a “listed company” under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s Board of Directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its members are able to read and understand fundamental financial statements and has substantial business experience that results in the member’s financial sophistication. Accordingly, the Board of Directors believes that its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Board of Directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The Board of Directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the Board of Directors has performed and will perform adequately the functions of a nominating committee. The Company is not a “listed company” under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

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

Item 14. Principal Accountant Fees and Services

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements.

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended September 30, 2024 these fees were primarily derived from review of financial statements in the Company’s Form 10-Q Reports.

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning October 1, 2022 and ending September 30, 2023:

Audit Fees	$22,000
Audit Related Fees	16,500
Tax Fees	0
All Other Fees	0
$38,500

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning October 1, 2023 and ending September 30, 2024:

Audit Fees	$22,000
Audit Related Fees	11,000
Tax Fees	0
All Other Fees	0
$38,000

The following table sets forth the aggregate fees billed to us by Bush and Associates CPA LLC for the period beginning October 1, 2023 and ending September 30, 2024:

Audit Fees	$0
Audit Related Fees	6,000
Tax Fees	0
All Other Fees	0
$6,000

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Our consolidated financial statements are set forth in Part II, Item 8 of this 10-K and are incorporated herein by reference.

(b)	Financial Statement Schedules

No financial statement schedules have been filed as part of this 10-K because they are not applicable or are not required or because the information is otherwise included herein.

(c)	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1 ** Coventry Note (INCORPORATED BY REFERENCE TO EXHIBITS 10.L AND 10.2 FORM 8-K FILED 9/4/2024)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer

Date:	May 13, 2025

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director

Date:	May 13, 2025

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REGEN BIOPHARMA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Regen Biopharma, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regen Biopharma, Inc. and Subsidiary (the “Company”) as of September 30, 2024 and 2023, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

●	Going Concern – As discussed in Note 2 to the consolidated financial statements, the Company has a going concern due to negative working capital and losses from operations which raises substantial doubt about its ability to continue as a going concern. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

●	Valuation of Level 3 Investments Securities in Related Parties – As described in Note 6 to the consolidated financial statements, the Company holds investment securities, including Level 3 securities whose fair values are based on significant unobservable inputs. The fair value of these securities was $17,733 and $222,580 as of September 30, 2024 and 2023, respectively. Management uses valuation models and assumptions, including discount rates, projected cash flows, and market comparables, to estimate fair value.

We identified the valuation of Level 3 investment securities as a critical audit matter due to the significant judgment required by management to estimate fair value and the high degree of estimation uncertainty. This required a high degree of auditor judgment and increased audit effort.

How the Matter Was Addressed in the Audit

Our audit procedures related to the valuation of Level 3 investment securities included, among others:

●	Testing management’s valuation process, including the review and approval of key assumptions and inputs.
●	Evaluating the appropriateness of the valuation methodologies used by management.
●	Assessing the reasonableness of key assumptions, such as discount rates and projected cash flows, by comparing them to observable market data and industry benchmarks.
●	Reviewing subsequent events and transactions for evidence of fair value.

/s/ BCRG

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

May 13, 2025

REGEN BIOPHARMA , INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2024	2023
	(As Restated)
ASSETS:
Current Assets
Cash	$716	$121,037
Accounts receivable, related party	94,873	-
Prepaid expenses	47,762	10,000
Total Current Assets	143,351	131,037

Other Assets
Investment securities, related party	17,733	222,580
Total Other Assets	17,733	222,580

TOTAL ASSETS	$161,084	$353,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,668	$29,673
Accrued expenses	1,664,827	1,644,882
Notes payable	293,819	95,710
Unearned income	1,465,171	1,591,731
Unearned income - related party	-	15,126
Derivative liability	1,404,090	1,400,000
Convertible notes payable, net of unamortized debt discount	499,880	499,880
Convertible notes payable, related parties, net of unamortized debt discount	-	10,000
Other current liabilities	21,000	21,000
Total Current Liabilities	5,378,455	5,308,002

Long Term Liabilities:
Notes Payable	-	149,614
Total Long Term Liabilities	-	149,614

TOTAL LIABILITIES	5,378,455	5,457,616

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock ($.0001 par value) 5,800,000,000 authorized and 5,258,235 and 3,506,366 shares issued and outstanding, respectively	527	352
Preferred Stock, 0.0001 par value, 800,000,000 authorized and no shares issued and outstanding	-	-
Series A Preferred; 739,000,000 authorized and 10,123,771 and 409,551 shares issued and outstanding, resepctively	1,011	40
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 shares issued and outstanding	-	-
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 shares issued and outstanding	3	3
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 shares issued and outstanding	2	2
Additional Paid in capital	15,403,050	14,644,467
Other Comprehensive Income	(204,847)
Retained Earnings (Deficit)	(20,417,118)	(19,748,863)

Total Stockholders’ Equity (Deficit)	(5,217,372)	(5,103,999)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$161,084	$353,617

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30
	2024	2023
	(As Restated)

Net revenue:
Revenues	$126,560	$126,560
Revenues, Related Party	110,000	110,000
Net revenue	236,560	236,560

Operating expenses:
Research and Development	153,685	212,297
General and Administrative	58,920	44,975
Consulting and Professional Fees	363,961	606,237
Rent	77,215	60,000
Total operating expenses	653,781	923,509

Loss from operations	(417,221)	(686,950)

Other income (expense):
Interest Expense	(72,445)	(58,584)
Interest Expense attributable to Amortization of Discount	(28,998)	(864)
Derivative Income (Expense)	(4,091)	2,151,755
Financing Fees	(145,500)	(250,000)
Gain (Loss) on Extinguishment Convertible Debt	-	1,150
Total other income (expense), net	(251,034)	1,843,456

Net loss before income taxes	(668,255)	1,156,507

Income tax provision	-	-

Net loss	$(668,255)	$1,156,507

Net income (loss) attributable to common shareholders	$(668,255)	$1,023,508

Per common share basic and diluted:
Net loss per common share attributable to Regen Biopharma shareholders, basic and diluted	$(0.16)	$0.29
Number of weighted average shares - basic and diluted	4,110,265	3,536,963

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

F-4

REGEN BIOPHARMA , INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS )

	Year ended September 30
	2024	2023
Net Income ( Loss)	$(668,255)	$1,156,507
Other Comprehensive Loss:
Unrealized Loss Investment Securities	(204,847)	0
Comprehensive Loss	$(873,102)	$1,156,507

The accompanying Notes are an integral part of these Financial Statements

REGEN BIOPHARMA , INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance September 30, 2022	293,053	$28	34	$-	7	$-	3,354,886	$336	29,338	$3	$12,868,944	$-	$(20,905,370)	$(8,036,059)

Preferred Shares Issued for Nonemployee Services	6,667	1	-	-	-	-	-	-	-	-	299,999		-	300,000
Preferred Shares Issued for Debt	70,114	7	-	-	-	-	-	-	-	-	761,493		-	761,500
Preferred Shares Issued for Interest	35,012	4	-	-	-	-	-	-	-	-	380,258		-	380,262
Common Shares Issued For Interest	-	-	-	-	-	-	11,279	1	-	-	25,368		-	25,369
Preferred Shares Issued for Nonemployee Services	1,112	-	-	-	-	-	-	-	-	-	48,372		-	48,372
March 6,2023 reverse stock split	3,593	-	-	-	-	-	15,201	2	-	-	(2)		-	-
Preferred Shares issued for accrued salaries	-	-	-	-	15,000	2	-	-	-	-	10,048		-	10,050
Common shares issued for financing expenses	-	-	-	-	-	-	125,000	13	-	-	249,987		-	250,000
Net Income ( Loss) for the year	-	-	-	-	-	-	-	-	-	-	-	-	1,156,507	1,156,507

Balance September 30, 2023	409,551	40	34	-	15,007	2	3,506,366	352	29,338	3	14,644,467		(19,748,863)	(5,103,999)

Common Shares issued for Cash	-	-	-	-	-	-	1,001,954	100	-	-	563,622		-	563,722
Common Shares issued for Financing Expenses	-	-	-	-	-	-	500,000	50	-	-	145,450		-	145,500
Common Shares issued for services	-	-	-	-	-	-	249,915	25	-	-	37,438		-	37,463
Preferred Shares Issued for Services	20,068	2	-	-	-	-	-	-	-	-	13,042		-	13,044
Preferred Shares Distributed as dividend	9,694,152	969	-	-	-	-	-	-	-	-	(969)		-	-
Unrealized Loss												(204,847)		(204,847)
Net Income ( Loss) for the year	-	-	-	-	-	-	-	-	-	-			(668,255)	(668,255)

Balance September 30, 2024 (As Restated)	10,123,771	$1,011	34	$-	15,007	$2	5,258,235	$527	29,338	$3	$15,403,050	$(204,847)	$(20,417,118)	$(5,217,372)

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2024	2023
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(668,255)	$1,156,507
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock issued for Expenses	145,500	250,000
Preferred Stock issued as compensation	13,048	348,372
Common Stock issued for Compensation	37,463	-
Interest expense attributable to amortization of Discount	(28,998)	864
Derivative Expense	4,090	(2,151,755)
(Gain) Loss on forgiveness of Debt	-	(1,150)

Changes in operating assets and liabilities:
Accounts Payable	(7)	876
Accounts Receivable	(94,874)	254,272
Accrued Expenses	19,946	58,583
Prepaid Expenses	(37,762)	20,947
Unearned Income	(141,687)	(111,433)
Net Cash Provided by (Used in) Operating Activities	(751,536)	(173,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on convertible notes payable	(10,000)	-
Borrowings from notes payable	77,493	243,750
Proceeds from issuances of common stock	563,722	-
Net Cash Provided by (Used in) Financing Activities	631,215	243,750

Net Increase (Decrease) in Cash	(120,321)	69,833

Cash at Beginning of Period	121,037	51,204

Cash at End of Period	$716	$121,037

Supplemental Disclosure of Noncash investing and financing activities:
Preferred Shares issued for Debt	$-	$761,500
Common shares Issued for Interest	$-	$25,369
Preferred Shares issued for Interest	$-	$380,262
Preferred Shares Distributed as dividend	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regen Biopharma, Inc. (the “Company”) was organized April 24, 2012 under the laws of the State of Nevada. The Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $ 20,417,118 at September 30, 2024, and had a net loss of $668,255 for the year ended September 30, 2024 and net cash used in operating activities of $ 751,536 for the year ended September 30, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern. To support its existing and planned business model, the Company needs to raise additional capital to fund our future operations. There are no current agreements or understandings with regard to the form, time or amount of such financing and there is no assurance that any of this financing can be obtained or that the Company can continue as a going concern.

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30 year-end.

The consolidated financial statements include the accounts of KCL Therapeutics, Inc., a Nevada corporation and wholly owned subsidiary of Regen. Significant inter-company transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include accounts receivables, accrued liabilities, income taxes, long-lived assets, and deferred tax valuation allowances. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from estimates.

Reverse Stock Split

On March 6, 2023, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation to effect a reverse stock split of its issued Common Stock in the ratio of 1-for-1,500 (the “Reverse Stock Split”).

As a result of the Reverse Stock Split, the total number of shares of common stock held by each shareholder was converted automatically into the number of whole shares of common stock equal to (i) the number of shares of common stock held by such shareholder immediately prior to the Reverse Split, divided by (ii) 1,500, and then rounded up to the nearest whole number. No fractional shares were issued, and no cash or other consideration was paid to any shareholder. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any shareholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

Except for the Company’s historical financial statements and unless otherwise stated, all option, share, and per share information gives effect to the Reverse Stock Split.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, primarily in the development of regenerative medical applications.

The Company generates revenues from one geographic area, consisting of North America.

Advertising

Costs associated with advertising are charged to expenses as incurred. Advertising expenses were $0 for the years ended September 30, 2023 and 2024.

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company’s product developments and patents. The Company R&D costs were $153,685 and $212,297 for the years ended September 30, 2024 and 2023.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASU 740, “Income Taxes”. Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company is subject to Income tax filings requirements in U.S. federal and various state jurisdictions. The Company’s tax returns for all years are subject to U.S. federal, state, and local income tax examinations by tax authorities.

The Company reports income tax related interest and penalties within the income tax line item on the consolidated statements of operations. The Company likewise reports the reversal of income tax-related interest and penalties within such line item to the extent the Company resolves the liabilities for uncertain tax positions in a manner favorable to the accruals.

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

Fair Value Measurements

The estimated fair values of financial instruments reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. The fair value of cash due to its short maturity is classified as a Level 1 instrument within the fair value hierarchy.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value based upon the following fair value hierarchy:

Level 1 —	Quoted prices in active markets for identical assets or liabilities;
Level 2 —	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2024, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Investment Securities (Related Party)			$17,733

As of September 30, 2023, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Investment Securities (Related Party)			$222,580

Non-recurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). No such losses were recorded during the year ended September 30, 2024 and 2023.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Share-based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance on January 1, 2023. The adoption of this accounting standard did not have an impact on the Company’s consolidated financial statements as the Company is in a pre-revenue state and does not generate revenue and has no receivables from third party.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental disclosure of segment information on an interim and annual basis. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application to all prior periods presented in the financial statements is required for public entities. The Company adopted ASU 2023-07 as of January 1, 2024, which resulted in additional disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

4. ACCOUNTS RECEIVABLES

Accounts receivable were comprised of the following:

	September 30, 2024	September 30, 2023
Customer- Related Party	94,873	0
Total	94,873	0

During the year ended September 30, 2024 and 2023, there was no allowance for doubtful accounts.

5. PREPAID EXPENSES

Prepaid Expenses were comprised of the following:

	As of September 30,
	2024	2023
Prepaid Expenses	$42,762	$-
Prepaid Rent	5,000	10,000
Total	$47,762	$10,000

Prepaid expenses consist of payments of certain expenses by cash or issuance of shares for which services are pending to be received.

6. INVESTMENTS

The Company classifies its investment securities as available-for-sale. Available-for-sale securities are recorded at fair value, with unrealized gains and losses reported as a component of other comprehensive income (loss), net of related tax effects, until realized. Realized gains and losses are recognized in earnings when the securities are sold, using the specific identification method. Declines in fair value judged to be other-than-temporary are recognized in earnings.

The Company evaluates its investment portfolio for credit losses on a quarterly basis. If a decline in fair value below amortized cost is determined to be credit-related and the Company does not intend to sell the security, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the expected credit loss is recognized in earnings and the non-credit portion is recorded in other comprehensive income.

As of September 30, 2024 and 2023, the Company determined that no allowance for credit losses was required for its available-for-sale securities. Fair value measurements are categorized based on the inputs used to determine fair value. The fair values of the Company’s AFS securities are primarily based on Level 3 inputs.

The Company also holds investments in certain privately held equity securities that do not have a readily determinable fair value and are not accounted for under the equity method. These securities are measured at cost, less impairment (if any), and adjusted for observable price changes in orderly transactions for identical or similar investments.

As of September 30 , 2024 and 2023, the carrying amount of such investments was $222,579and $222,579 respectively. No adjustments for impairment or observable price changes were recorded during the period.

The fair value of Level 3 investments is based on valuation models that include unobservable inputs such as projected cash flows, market comparables, and management assumptions. These valuations require significant judgment and estimation by management.

The above mentioned constitute the Company’s sole related party investment securities as of September 30, 2024. No public market exists for any of the securities of Zander Therapeutics, Inc. The Company owns 7.9% of the total shares of Zander Therapeutics, Inc.

Investments consisted of the following:

	As of September 30,
	2024	2023

470,588 Common Shares of Zander Therapeutics, Inc.	$6,495	$87,608
725,000 Series M Preferred of Zander Therapeutics, Inc.	11,238	134,971

Investments, net	$17,733	$222,579

Common Shares of Zander Therapeutics, Inc.

On June 11, 2018, Regen Biopharma, Inc. was paid a property dividend consisting of 470,588 of the common shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains/(Loss)

$87,608	$6,495	$(81,112)

Series M Preferred of Zander Therapeutics, Inc.

On November 29, 2018, the Company accepted 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of prepaid rent and accrued interest owed to the Company collectively amounting to $13,124.

Basis	Fair Value	Total Unrealized Gains/(Loss)

$134,971	$11,238	$(123,733)

On September 30, 2024, the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

	As of September 30,
	2024	2023

Fair Value of Intellectual Property	$300,000	$1,500
Prepaid Expenses	65,661	65,661
Due from Employee	-	1,071
Note Receivable	40000	64,400
Accrued Interest Receivable	35,000	23,989
Investment Securities	258,255	8,423,366
Convertible Note Receivable	10,000	10,000
Accounts Payable	30,563	1,269,041
Notes Payable	400,000	400,000
Accrued Expenses Related Parties	162,011	162,011
Notes Payable Related Party	-	5,396
Accrued Expenses	647,072	203,037

Enterprise Value	1,948,562	10,563,930

Less: Total Debt	(1,239,646)	(2,038,343)

Portion of Enterprise Value Attributable to Shareholders	$708,916	$8,525,587

Fair Value per Shares	$0.0155	$0.18617

As of September 30, 2024:

470,588 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the quarter ended September 30, 2024
$5,741	$6,496	$755	$(0)

725,000 Series M Preferred of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) realized during the quarter ended September 30, 2024
$13,124	$11,238	$(1,866)	$(0)

7. ACCRUED EXPENSES

Accrued Expenses were comprised of the following:

	As of September 30,
	2024	2023
Accrued payroll taxes	$4,241	$4,241
Accrued Interest	362,533	342,588
Accrued Payroll	1,256,630	1,256,630
Other Accrued Expenses	41,423	41,423
Total	$1,664,827	$1,644,882

8. UNEARNED INCOME

Unearned income is attributable to payments made to the Company and its wholly owned subsidiary pursuant to two license agreements for which income is recognized over the terms of the agreement.

9. NOTES PAYABLE

Notes Payable comprise of below:

(a) RELATED PARTY

Notes payable to related parties consisted of the following:

	As of September 30,
	2024	2023

David Koos	$1,708	$710
Zander Therapeutics, Inc.	40,000	-

Total notes payable to related parties	$41,708	$710

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

(b) NON RELATED PARTY

Notes payable consisted of the following:

	As of September 30,
	2024	2023

Bostonia Partners, Inc.	$48,500	$95,000
Coventry Enterprises LLC (Long Term)	-	149,613
Coventry Enterprises LLC (Short Term)	250,000	-
Less: Amortizatio of Notes	(46,389)	-

Total notes payable to un-related parties	$252,111	$244,613

Total Notes Payable Short Term	293,819	95,710
Total Notes Payable Long Term	-	149,613

$48,500 lent to the Company by Bostonia Partners, Inc is due and payable on March 10, 2024 and bears simple interest at a rate of 10% per annum.

Effective September 4, 2024 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which Coventry Enterprises purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $250,000 for consideration of $200,000.

$152,000 of the proceeds received has been utilized to repay an aggregate of $152,000 of outstanding principal indedebteness and interest due to Coventry by the Company resulting from a $175,000 Note issued to Coventry on September 12, 2023.

In Connection with the Purchase Agreement the Company issued to Coventry 500,000 common shares (“Commitment Shares”). If The Company has satisfied all the terms of the Note without default the Coventry shall, within 10 calendar days thereafter, return to the Company’s treasury for cancellation 350,000 of the Commitment Shares.

10. CONVERTIBLE NOTES PAYABLE

Convertible notes comprise of below:

	As of September 30,
	2024	2023

Lender 1	200,000	200,000
Lender 2	100,000	100,000
Lender 3	50,000	50,000
Lender 4	100,000	100,000
Lender 5	49,880	49,880
Lender 6	-	10,000
Total	$499,880	$509,880

i.	On May 5, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $200,000 for consideration consisting of $200,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 5, 2020. The Note is convertible into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $375 per common share as of the date which is the earlier of: As of September 30, 2024 $200,000 of the principal amount of the Note remains outstanding.

ii.	On March 8, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is three years from the issue date. As of September 30, 2024 $100,000 of the principal amount of the Note remains outstanding.

iii.	On April 6, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is three years from the issue date. As of September 30, 2024 $50,000 of the principal amount of the Note remains outstanding.

iv.	On December 20, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 20, 2020. The Note may be converted into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $37.50 per common share as of the date which is the earlier of: As of September 30, 2024 $100,000 of the principal amount of the Note remains outstanding.

v.	On October 31, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is two years from the issue date. As of September 30, 2024 $50,000 of the principal amount of the Note remains outstanding.

11. DERIVATIVE LIABILITY

Derivative Liability consisted of the following:

	As of September 30,
	2024	2023

Lender 1	$802,337	$800,000
Lender 4	$200,584	$200,000
Lender 5	$401,168	$400,000

Total convertible notes payable	$1,404,090	$1,400,000

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $1,404,090 was recognized by the Company as of September 30, 2024.

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of September 30, 2024 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	4.74%
Expected Term	(3.78) – (4.41) Yrs
Expected Volatility	1143.08%
Expected Dividends	-

12. STOCKHOLDER’S EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30 30, 2024:

Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 5,258,235 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of September 30, 2024, 739,000,000 is designated Series A Preferred Stock of which 10,123,771 shares are outstanding as of September 30, 2024, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of September 30, 2024, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of September 30, 2024.

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

Series A Preferred Stock

On January 15, 2015 the Company filed a CERTIFICATE OF DESIGNATION (“Certificate of Designations”) with the Nevada Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as “Series A Preferred Stock” (hereinafter referred to as “Series A Preferred Stock”).The Board of Directors of the Company have authorized 739,000,000 shares of the Series A Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series A Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series A Preferred Stock owned by such holder times one. Except as otherwise required by law holders of Common Stock, other series of Preferred issued by the Corporation, and Series A Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

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

On May 21 , 2024 the Board of Directors of Regen Biopharma, Inc declared a dividend to all shareholders of record as of June 20,2024 (“Record Date”) to be paid to shareholders on or about July 1, 2024 such dividend to be payable in shares of the Regen’s authorized but unissued Series A Preferred Stock and to consist of two share of Series A Preferred Stock for every one share of Regen Biopharma, Inc. Common Stock owned as of the Record Date, every one share of Regen Biopharma, Inc. Series A Preferred Stock owned as of the Record Date, every one share of Series AA Preferred Stock owned as of the Record Date, every one share of Series M Preferred Stock owned as of the Record Date and every one share of Series NC Preferred Stock owned as of the Record Date.

On July 3, 2024 9,694,152 Series A Preferred Shares were issued as a dividend to the Shareholders of Record.

On September 18, 2024 the Board of Directors of Regen Biopharma, Inc.(“Regen”) declared a dividend to all shareholders of record as of October 17,2024 (“Record Date”) to be paid to shareholders on or about November 1, 2024 such dividend to be payable in shares of the Regen’s authorized but unissued Common Stock and to consist of one share of Common Stock for every one share of Regen Biopharma, Inc. Common Stock owned as of the Record Date, every one share of Regen Biopharma, Inc. Series A Preferred Stock owned as of the Record Date, every one share of Series AA Preferred Stock owned as of the Record Date, every one share of Series M Preferred Stock owned as of the Record Date and every one share of Series NC Preferred Stock owned as of the Record Date

13. STOCK TRANSACTIONS

●	On October 13 2023 the Company issued 16,710 common shares for cash consideration of $22,726.
●	On October 27 2023 the Company issued 35,785 common shares for cash consideration of $46,091.
●	On November 10, 2023 the Company issued 31,732 common shares for cash consideration of $38,205.
●	On November 27, 2023 the Company issued 33,989 common shares for cash consideration of $32,629.
●	On December 11 2023 the Company issued 43,297 common shares for cash consideration of $38,101.
●	On December 20, 2023 the Company issued 82,686 common shares for cash consideration of $34,543.
●	On January 3, 2024 the Company issued 94,883 common shares for cash consideration of $39,638.
●	On January 10, 2024 the Company issued 82,643 common shares for cash consideration of $44,297.
●	On February 2, 2024 the Company issued 40,229 common shares for cash consideration of $19,614.
●	On February 21, 2024 the Company issued 52,569 common shares for cash consideration of $32,362.
●	On March 6, 2024 the Company issued 44,503 common shares for cash consideration of $25,282.
●	On March 20, 2024 the Company issued 49,230 common shares for cash consideration of $26,781.
●	On April 3, 2024 the Company issued 52,763 common shares for cash consideration of $25,326.
●	On May 2, 2024 the Company issued 20,068 Series A Preferred shares for nonemployee services .
●	On May 29, 2024 the Company issued 66185 common shares for cash consideration of $30,000.
●	On June 7, 2024 the Company issued 62,207 common shares for cash consideration of $30,000.
●	On June 20, 2024 the Company issued 75,301 common shares for cash consideration of $50,000.
●	On July 3, 2024 9,694,152 Series A Preferred Shares were distributed as a dividend to shareholders.
●	On July 12, 2024 the Company issued 135,242 common shares for cash consideration of $28,126
●	On September 4, 2024 , 2024 the Company issued 500,000 common shares as a commitment fee in connection with the issuance of a promissory note in the face amount of $250,000
●	On September 26,2024 the Company issued 249,915 shares as consideration for nonemployee services.

14. INCOME TAXES

As of September 30, 2024

Deferred tax assets:
Net operating tax carry forwards	$4,287,595
Other	-
Gross deferred tax assets	4,287,595
Valuation allowance	(4,287,595)
Net deferred tax assets	$-

NOTE 10. INCOME TAXES

As of September 30, 2023

Deferred tax assets:
Net operating tax carry forwards	$4,147,261
Other	(0)
Gross deferred tax assets	4,147,261
Valuation allowance	(4,147,261)
Net deferred tax assets	$(0)

As of September 30 2024 the Company has a Deferred Tax Asset of $4,287,595 completely attributable to net operating loss carry forwards of approximately $20,417,118. The amount and availability of any net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward.

As of September 30 2023 the Company has a Deferred Tax Asset of $4,147,261 completely attributable to net operating loss carry forwards of approximately $19,748,863. The amount and availability of any net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain.

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

15. RELATED PARTY TRANSACTIONS

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

As of June 30, 2024, $0 of the principal amount of the Note remains outstanding and all accrued interest has been paid..

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

The Company agreed that in addition to the base rent of $5,000 per month to be paid by the Company to BST the Company shall also reimburse BST for any and all shared expenses as such term is defined within the original lease agreement by and between BST and CIF LaMesa LLP beginning January 1, 2024..

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Regen’s annual unaudited financial statements for the year ended September 30, 2024 the Company determined that the following revisions are required

The value given to 249,915 common shares issued as nonemployee compensation has been adjusted to $0.1499 per share

The market price utilized in calculating Derivative Liability as of September 30, 2024 has been corrected to $0.1027 per share.

$204,847 in Unrealized Losses on Investment Securities has been reclassified as Other Comprehensive Income

Cumulative Effect of Restatement of Previously Issued Financial Statements for the Year ended September 30, 2024:

REGEN BIOPHARMA , INC.

CONSOLIDATED BALANCE SHEETS

	Originally Presented		Restated
	As of September 30, 2024	Adjustments	As of September 30, 2024
ASSETS
Current Assets
Cash	$716	-	$716
Accounts Receivable, Related Party	94,873	-	94,873
Prepaid Assets	64,289	(16,527)	47,762
Total Current Assets	159,878	(16,527)	143,351

Other Assets
Investment Securities, Related Party	17,733	-	17,733
Total Other Assets	17,733	-	17,733
TOTAL ASSETS	$177,611	(16,527)	$161,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	29,669	-	29,669
Accrued Expenses	1,664,827	-	1,664,827
Notes Payable	293,819	-	293,819
Unearned Income	1,465,171	-	1,465,171
Unearned Income ( Related Party)	-	-	-
Derivative Liability	1,397,274	6,816	1,404,090
Convertible Notes Payable Less unamortized discount	499,880	-	499,880
Convertible Notes Payable, Related Parties Less unamortized discount	-	-	-
Other Current Liabilities	21,000	-	21,000
Total Current Liabilities	5,371,640	6,816	5,378,456

Long Term Liabilities:
Notes Payable	-	-	-
Total Long Term Liabilities	-	-	-
TOTAL LIABILITIES	5,371,640	6,816	5,378,456

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 5,800,000,000 authorized and 3,354,866 issued and outstanding as of September 30,2022 and 3,506,366 shares issued and outstanding as of September 30, 2023.	527	-	527
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30,2022 and September 30, 2023 respectively	-	-	-
Series A Preferred; 739,000,000 authorized as of September 30, 2023 and 540,000,000 authorized as of September 30, 2022; 293,033 and 409,551 outstanding as of September 30,2022 and September 30, 2023 respectively	1,011	-	1,011
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 and 34 outstanding as of September 30, 2022 and September 30,2023 respectively	-	-	-
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 outstanding as of September 30, 2023 and 60,000,000 authorized and 29,338 outstanding as of September 30, 2022	3	-	3
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 outstanding as of September 30, 2023 and 7 outstanding as of September 30,2022	2	-	2
Additional Paid in capital	14,684,216	(17,492)	14,666,724
Contributed Capital	736,326	-	736,326
Accumulated Other Comprehensive Income	-	(204,847)	(204,847)
Retained Earnings (Deficit)	(20,616,114)	(5,851)	(20,417,118)
Total Stockholders’ Equity (Deficit)	(5,194,030)	(228,191)	(5,217,373)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$177,611	(221,374)	$161,084

REGEN BIOPHARMA , INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Originally Presented		Restated
	As of September 30, 2024	Adjustments	As of September 30, 2024
REVENUES
Revenues	$126,560	-	$126,560
Revenues, Related Party	110,000	-	110,000
TOTAL REVENUES	236,560	-	236,560

COST AND EXPENSES
Research and Development	153,685	-	153,685
General and Administrative	58,920	-	58,920
Consulting and Professional Fees	364,927	(966)	363,961
Rent	77,215	-	77,215
Total Costs and Expenses	654,747	(966)	653,781
OPERATING INCOME (LOSS)	$(418,187)	966	$(417,221)
OTHER INCOME & (EXPENSES)
Interest Expense	(72,445)	-	(72,445)
Interest Expense attributable to Amortization of Discount	28,998	(57,996)	(28,998)
Unrealized Gain ( Loss) on sale of Investment Securities	(204,847)	204,847	-
Derivative Income (Expense)	2,726	(6,817)	(4,091)
Financing Fees	(145,500)	-	(145,500)
Gain (Loss) on Extinguishment Convertible Debt	-	-	-
Adjustment		57,996
TOTAL OTHER INCOME (EXPENSE)	(391,068)	198,030	(251,034)
NET INCOME (LOSS)	$(809,255)	198,995	$(668,255)

17. SUBSEQUENT EVENTS

On November 1, 2024 the Company paid a dividend to all shareholders of record as of the record date of October 17. 2024 a dividend consisting of one share of the Company’s common stock for every one share held as of October 17, 2024. 15,426,385 common shares were paid to Shareholders of Record.

On November 4, 2024 the Company issued 500,000 shares of the Company’s common stock in satisfaction of $20,000 of principal indebtedness.

On November 13, 2024 the Company issued 370,084 shares of the Company’s common stock as consideration for nonemployee services.

