Form 10-Q
period 2024-12-31
Regen BioPharma Inc
filed 2025-05-16
CIK 1589150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of April 30, 2025 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of April 30, 2025 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of April 30, 2025 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2024	2024
	(Unaudited)	(As Restated)
ASSETS:
Current Assets
Cash	$135	716
Accounts receivable, related party	122,298	94,873
Prepaid expenses	51,250	47,762
Total Current Assets	173,683	143,351

Other Assets
Investment securities, related party	17,733	17,733
Total Other Assets	17,733	17,733

TOTAL ASSETS	$191,416	$161,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$36,005	29,669
Accrued expenses	1,707,680	1,664,827
Notes payable	107,507	293,819
Unearned income	1,433,531	1,465,171
Unearned income - related party	-	-
Derivative liability	1,820,106	1,404,090
Convertible notes payable, net of unamortized debt discount	744,630	499,880
Convertible notes payable, related parties, net of unamortized debt discount	-	-
Other current liabilities	21,000	21,000
Total Current Liabilities	5,870,459	5,378,456

Long Term Liabilities:
Notes Payable	-	-
Total Long Term Liabilities	-	-

TOTAL LIABILITIES	5,870,459	5,378,456

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock ($.0001 par value) 5,800,000,000 authorized and 21,554,704 and 3,750,565 shares issued and outstanding, respectively	2,157	527
Preferred Stock, 0.0001 par value, 800,000,000 authorized and no shares issued and oustanding	-	-
Series A Preferred; 739,000,000 authorized and 10,123,771 and 409,551 shares issued and oustanding, resepctively	1,011	1,011
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 shares issued and outstanding	-	-
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 shares issued and outstanding	3	3
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 shares issued and outstanding	2	2
Additional Paid in capital	15,455,134	15,403,050
Other Comprehensive Income	(204,847)	(204,847)
Retained Earnings (Deficit)	(20,932,504)	(20,417,118)
Total Stockholders’ Equity (Deficit)	(5,679,043)	(5,217,372)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$191,416	$161,084

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended
	2024	2023
Net revenue:
Revenues	$31,640	31,640
Revenues, Related Party	27,425	27,425
Net revenue	59,065	59,065

Operating expenses:
Research and Development	-	47,528
General and Administrative	13,317	12,419
Consulting and Professional Fees	84,626	106,900
Rent	22,500	15,000
Total operating expenses	120,443	181,847

Loss from operations	(61,378)	(122,782)

Other income (expense):
Interest Expense	(25,352)	(17,784)
Interest Expense attributable to Amortization of Discount	(12,639)	(4,367)
Unrealized Gain ( Loss) on sale of Investment Securities	-	-
Derivative Income (Expense)	(416,016)	-
Financing Fees	-	-
Gain (Loss) on Extinguishment Convertible Debt	-	-
Total other income (expense), net	(454,007)	(22,151)

Net loss before income taxes	(515,384)	(144,932)

Income tax provision	-	-

Net loss	$(515,384)	$(144,913)

Net income (loss) attributable to common shareholders	$(515,384)	$(144,913)

Per common share basic and diluted:
Net loss per common share attributable to Regen Biopharma shareholders, basic and diluted	$(0.13)	$(0.04)
Number of weighted average shares - basic and diluted	4,110,265	3,596,027

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

3

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)

	Quarter ended	Quarter Ended
	December 31, 2024	December 31, 2023
Net Income ( Loss)	$(515,385)	$(144,933)
Other Comprehensive Loss:
Unrealized Loss Investment Securities	0	(204,847)
Comprehensive Loss	$(515,385)	$(349,780)

The accompanying Notes are an integral part of these Financial Statements

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(unaudited)

	Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred		Additional Paid- in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance September 30, 2023	409,551	40	34	-	15,007	2	3,506,366	352	29,338	3	14,644,467		(19,748,863)	(5,103,999)

Common Shares issued for Cash							244,199	24			212,272			212,296
Unrealized Loss												(204,847)		(204,847)
Net Income ( Loss) for the quarter													(144,933)	(144,933)

Balance December 31, 2023	409,551	$40	34		15,007	$2	3,750,565	$376	29,338	$3	$14,856,739	$(204,847)	$(19,893,796)	$(5,241,483)
Balance September 30, 2024	10,123,771	$1,011	34	-	15,007	$2	5,258,235	$527	29,338	$3	$15,403,050	$(204,847)	$(20,417,118)	(5,217,372)
Common stock paid as dividend							15,426,385	1,543			(1,543)			0
Common stock issued in satisfaction of debt							500,000	50			19,950			20,000
Common stock issued for Services							370,084	37			33,678			33,715
Net Income ( Loss) for the quarter													(515,385)	(515,385)
Balance December 31, 2024	10,123,771	$1,011	34	-	15,007	$2	21,554,704	$2,157	29,338	$3	$15,455,134	$(204,847)	$(20,932,504)	$(5,679,043)

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended	Quarter Ended
	December 31, 2024	December 31, 2023
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(515,384)	$(144,913)
Adjustments to reconcile net Income to net cash
Preferred Stock issued as compensation
Common Stock issued for Compensation	5,203
Increase (Decrease) in Interest expense attributable to amortization of Discount	12,639	4,367
Common Stock issued for Expenses
Increase (Decrease) in Accounts Payable	6,336	14,509
(Increase) Decrease in Accounts Receivable	(27,424)	(12,298)
Increase (Decrease) in accrued Expenses	42,852	17,765
(Increase) Decrease in Prepaid Expenses	25,023	5,000
Increase ( Decrease) in Derivative Expense	416,016
Increase ( Decrease) in Unearned Income	(31,640)	(46,767)
(Gain)Loss on forgiveness of Debt
Unrealized Loss(Gain) on Investment Securities	-
Net Cash Provided by (Used in) Operating Activities	(66,379)	(162,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease)in Convertible Notes Payable	65,799	(46,500)
Increase (Decrease)in Notes Payable
Increase ( Decrease) in Common Stock issued for cash		212,297
Net Cash Provided by (Used in) Financing Activities	65,799	165,797

Net Increase (Decrease) in Cash	(581)	3,460
Cash at Beginning of Period	716	121,037
Cash at End of Period	$135	$124,497

Supplemental Disclosure of Noncash investing and financing activities:
Preferred Shares Issued for Debt
Cash Paid for Interest
Common shares Issued for Interest
Preferred Shares issued for Interest

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of December 31, 2024

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

D. REVERSE STOCK SPLIT

On March 6, 2023, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation to effect a reverse stock split of its issued Common Stock in the ratio of 1-for-1,500 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the total number of shares of common stock held by each shareholder was converted automatically into the number of whole shares of common stock equal to (i) the number of shares of common stock held by such shareholder immediately prior to the Reverse Split, divided by (ii) 1,500, and then rounded up to the nearest whole number. No fractional shares were issued, and no cash or other consideration was paid to any shareholder. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any shareholder who otherwise would have received a fractional share as a result of the Reverse Stock Split .Except for the Company’s historical financial statements and unless otherwise stated, all option, share, and per share information gives effect to the Reverse Stock Split.

E. DERIVATIVE LIABILITY

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of December 31, 2024 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	4.59%
Expected Term	0.68 – (4.41)	Yrs
Expected Volatility	1156.96%
Expected Dividends

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2024 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarters ended December 31, 2023 and 2024

I. REVENUE RECOGNITION

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

J. RESEARCH AND DEVELOPMENT COST

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company’s product developments and patents. The Company R&D costs were $0 and $47,528 for the quarters ended December 31, 2024 and 2023.

K. FAIR VALUE MEASUREMENT

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

As of December 31, 2024, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Investment Securities (Related Party)			$17,733

As of September 30, 2024, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Investment Securities (Related Party)			$17,733

L. STOCK-BASED COMPENSATION

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

M. SEGMENT REPORTING

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s management identifies operating segments based on how the Company’s management internally evaluate separate financial information, business activities and management responsibility. At the current time, the Company has only one reportable segment, primarily in the development of regenerative medical applications

N. INCOME TAXES

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

O. RECENT ACCOUNTING PRONOUNCEMENTS

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

2. ACCOUNTS RECEIVABLE

Accounts receivable were comprised of the following:

	As of December 31, 2024	As of September 30, 2024
Licensee- Related Party	122,298	94,873
Total	$122,298	$94,873

During the quarter ended December 31, 2024 there was no allowance for doubtful accounts.

3. PREPAID EXPENSES

Prepaid Expenses were comprised of the following:

	As of December 31, 2024	As of September 30,2024
Prepaid Expenses	$51,250	$42,762
Prepaid Rent	-	5,000
Total	$51,250	$47,762

Prepaid expenses consist of payments of certain expenses by cash or issuance of shares for which services are pending to be received.

4. INVESTMENTS

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

As of December 31, 2024 and September 30, 2024, the Company determined that no allowance for credit losses was required for its available-for-sale securities. Fair value measurements are categorized based on the inputs used to determine fair value. The fair values of the Company’s AFS securities are primarily based on Level 3 inputs.

The Company also holds investments in certain privately held equity securities that do not have a readily determinable fair value and are not accounted for under the equity method. These securities are measured at cost, less impairment (if any), and adjusted for observable price changes in orderly transactions for identical or similar investments.

As of December 31, 2024 and September 30,2024 , the carrying amount of such investments was $17,733 and $17,733 respectively. No adjustments for impairment or observable price changes were recorded during the period.

The fair value of Level 3 investments is based on valuation models that include unobservable inputs such as projected cash flows, market comparables, and management assumptions. These valuations require significant judgment and estimation by management.

The above mentioned constitute the Company’s sole related party investment securities as of December 31, 2024 and September 30, 2024. No public market exists for any of the securities of Zander Therapeutics, Inc. The Company owns 7.9% of the total shares of Zander Therapeutics, Inc.

Investments consisted of the following:

	As of December 31,2024	As of September 30, 2024

470,588 Common Shares of Zander Therapeutics, Inc.	$6,495	$6,495
725,000 Series M Preferred of Zander Therapeutics, Inc.	11,238	11,238

Investments, net	$17,733	$17,333

Common Shares of Zander Therapeutics, Inc.

On June 11, 2018, Regen Biopharma, Inc. was paid a property dividend consisting of 470,588 of the common shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains/(Loss)

$87,608	$6,495	$(81,112)

Series M Preferred of Zander Therapeutics, Inc.

On November 29, 2018, the Company accepted 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of prepaid rent and accrued interest owed to the Company collectively amounting to $13,124.

Basis	Fair Value	Total Unrealized Gains/(Loss)

$134,971	$11,238	$(123,733)

On December 31, 2024 and September 30, 2024, the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$300,000
Prepaid Expenses	65,661
Due from Employee	-
Note Receivable	40000
Accrued Interest Receivable	35,000
Investment Securities	258,255
Convertible Note Receivable	10,000
Accounts Payable	30,563
Notes Payable	400,000
Accrued Expenses Related Parties	162,011
Notes Payable Related Party	-
Accrued Expenses	647,072

Enterprise Value	1,948,562

Less: Total Debt	(1,239,646)

Portion of Enterprise Value Attributable to Shareholders	$708,916

Fair Value per Shares	$0.0155

The abovementioned constitute the Company’s sole related party investment securities as of December 31, 2024.

5. ACCRUED EXPENSES

Accrued Expenses were comprised of the following:

	As of December 31, 2024	As of September 30, 2024
Accrued payroll taxes	$4,241	$4,241
Accrued Interest	387,885	362,533
Accrued Payroll	1,256,630	1,256,630
Accrued Rent	17,500	-
Other Accrued Expenses	41,423	41,423
Total	$1,707,680	$1,664,827

6. UNEARNED INCOME

Unearned income is attributable to payments made to the Company and its wholly owned subsidiary pursuant to two license agreements for which income is recognized over the terms of the agreement.

7. NOTES PAYABLE

Notes Payable comprise of below:

(a) RELATED PARTY

Notes payable to related parties consisted of the following:

	As of December 31, 2024	As of September 30,2024

David Koos	$1,708	$1,708
BST Partners	46,599	-
Zander Therapeutics, Inc.	59,200	40,000

Total notes payable to related parties	$107,507	$41,708

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

Zander Therapeutics, Inc, and the Company are under common control.

During the quarter ended December 31, 2024 BST Partners lent the Company the $46,599 and bears simple interest at a rate of 10% per annum..

BST Partners and the Company are under common control.

(b) NON RELATED PARTY

 Notes payable consisted of the following:

	As of December 31, 2024	As of September 30, 2024

Bostonia Partners, Inc.	$-	$48,500
Coventry Enterprises LLC	-	250,000
Less: Amortization of Notes	-	(46,389)

Total notes payable to un-related parties	$-	$252,211

(c) CONVERTIBLE NOTES

Convertible notes comprise of below:

	As of December 31, 2024	As of September 30 2024

Lender 1	200,000	200,000
Lender 2	100,000	100,000
Lender 3	50,000	50,000
Lender 4	100,000	100,000
Lender 5	49,880	49,880
Lender 6 (net of amortization)	216,250	-
Lender 7	28,500	-
Total	$744,630	$499,880

i.	On May 5, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $200,000 for consideration consisting of $200,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 5, 2020. The Note is convertible into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $375 per common share as of the date which is the earlier of: As of September 30, 2024 $200,000 of the principal amount of the Note remains outstanding.

ii.	On March 8, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is three years from the issue date. As of September 30, 2024 $100,000 of the principal amount of the Note remains outstanding

iii.	On April 6, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is three years from the issue date. As of September 30, 2024 $50,000 of the principal amount of the Note remains outstanding.

iv.	On December 20, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 20, 2020. The Note may be converted into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $37.50 per common share as of the date which is the earlier of: As of September 30, 2024 $100,000 of the principal amount of the Note remains outstanding.

v.	On October 31, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is two years from the issue date. As of September 30, 2024 $50,000 of the principal amount of the Note remains outstanding.

vi.	Effective September 4, 2024 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which Coventry Enterprises purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $250,000 for consideration of $200,000.

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

vii.	On October 28, 2024 a promissory note in the amount $48,500 (“Note”) was reclassified as a convertible note payable due to a negotiated change in the terms and conditions of the Note. The Note may be converted into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 50% discount to the lowest closing bid price of the common stock of the Company during the ten reading day period immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.04 per common share. As of December 31,2024 $28,500 of the principal balance of the Note remained outstanding.

8. DERIVATIVE LIABILITY

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $1,820,106 was recognized by the Company as of December 31,, 2024.

Derivative Liability consisted of the following :

	As of	As of
	December 31, 2024	September 30, 2024

Lender 1	$796,586	802,337
Lender 4	$199,147	200,584
Lender 5	$398,293	401,168
Lender 6	$353,535
Lender 7	$72,545
Total	$1,820,106	$1,404,090

9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2024:

Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 21,554,704 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of December 31, 2024: 739,000,000 is designated Series A Preferred Stock of which 10,123,771 shares are outstanding as of December 31, 2024:, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of December 31, 2024:, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of December 31, 2024.

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

On July 3, 2024 9,694,152 Series A Preferred Shares were issued as a dividend to the Shareholders of Record.

On September 18, 2024 the Board of Directors of Regen Biopharma, Inc.(“Regen”) declared a dividend to all shareholders of record as of October 17,2024 (“Record Date”) be paid to shareholders on November 1, 2024 such dividend to be payable in shares of the Regen’s authorized but unissued Common Stock and to consist of one share of Common Stock for every one share of Regen Biopharma, Inc. Common Stock owned as of the Record Date, every one share of Regen Biopharma, Inc. Series A Preferred Stock owned as of the Record Date, every one share of Series AA Preferred Stock owned as of the Record Date, every one share of Series M Preferred Stock owned as of the Record Date and every one share of Series NC Preferred Stock owned as of the Record Date.

On November 1, 2024 15,426,385 share of Common Stock were issued as a dividend to the Shareholders of record date of October 17. 2024 a dividend consisting of one share of the Company’s common stock for every one share held as of October 17, 2024. 15,426,385 common shares were paid to Shareholders of Record.

On November 4 , 2024 the Company issued 500,000 shares of the Company’s common stock in satisfaction of $20,000 of principal convertible indebtedness.

On November 13, 2024 the Company issued 370,084 shares of the Company’s common stock as consideration for nonemployee services

10. RELATED PARTY TRANSACTIONS

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

During the quarter ended December 31, 2024 BST Partners lent the Company $46,599

BST Partners and the Company are under common control.

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

Results of Operations

Three month ended December 31 , 2024 and 2023

Revenues

Revenues from continuing operations were $59,065 for the three months ended December 31, 2024 and $59,065 for the same period ended 2023. $27,425 of revenue from related parties recognized during the three months ended December 31, 2024 and December 31, 2023 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. and $31,640 of revenue recognized during both of the three months ended December 31, 2024 and 2023 were recognized pursuant to licenses granted to Oncology Pharma,Inc.

Operating Expenses

Operating Expense were $120,443 for the three months ended December 31, 2024 and $ 181,847for the same period ended 2023. The primarily operating expense for 2024 consists of $ 84,626 to Consulting & Professional expenses and $ 22,500 in rent. In the same period in previous year Consulting and Professional fees expenditure were $106,900 During the period ended 2023 research and development expenses amounted to $47,528 constituting the second largest expense recognized during that quarter.

Other Income

For the three months ended December 31 2024, the Company reported a net other expense of $(454,007), a substantial increase from the net other expense of $(22,151), in 2023. The increase was primarily driven by the recognition of a Derivative Loss of $(416,016) in 2024. For the quarter ended December 31, 2024 the Company also recognized higher interest and amortization expenses as compared to the quarter ended 2023.

Net Loss

The Company recognized an Operating Loss of $ 61,378 during the three months ended December 31 , 2024 whereas the Company recognized an Operating Loss of $ 122,782 for the same period ended 2023. The reduction in operating loss is primarily attributable to a reduction in Consulting and Professional Fees and Research and Development expenses incurred during the period ended 2024 as compared to the quarter ended in 2023.

Net Loss is $ 515,384 for the three months ended December 31, 2024 as opposed to a Net Loss of $144,933 for the same period ended 2023 the difference primarily attributable to the recognition by the Company of Derivative Loss of $ 416,016 during the three months ended December 31, 2024.

Working Capital

	December 31 , 2024	September 30, 2024
Current assets	$173,683	$143,351
Current liabilities	5,870,459	5,378,456
Working capital	$(5,696,776)	$(5,235,105)

Working capital deficit increased by $ 461,670 from September 30, 2024 to December 31, 2024, primarily due to increase in Derivative Liability.

Liquidity and Capital Resources

	Quarter Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(66,379)	$(162,336)
Net cash provided by financing activities	65,799	165,797
Net increase (decrease) in cash and cash equivalents	$(581)	$3,460
Cash, beginning of period	716	121,037
Cash, end of period	$135	$124,497

Operating Activities

Net cash used in operating activities for the quarter ended December 31, 2024 was $66,379, compared to $162,336, for the same period ended, 2023, a decrease of $96,256. The decrease in cash used in operating activities is primarily attributable to decreased operating expenses incurred by the Company during the quarter ended December 31, 2024 as compared to the same quarter ended 2023.

Financing Activities

Net cash generated by financing activities for the quarter ended December 31, 2024 was $65,799 which consisted of proceeds from notes payables.

Liquidity & Capital Resources Outlook

As of December 31, 2024, the Company had cash of $ 135 and net working capital of ($5,696,776)

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and it has incurred and expects to continue incur significant research & development cost for products development.

The accompanying financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of December 31, 2024, the Company had cash of approximately $135 and an accumulated deficit of approximately $21 million. The Company has incurred recurring losses, experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of these financial statements.

Contractual Obligations

As of December 31, 2024 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of David Koos, who is the Company’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on April 1, 2024 and ending on December 31, 2024, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2024 the Company paid a dividend to all shareholders of record as of the record date of October 17. 2024 a dividend consisting of one share of the Company’s common stock for every one share held as of October 17, 2024. 15,426, 385 common shares were paid to Shareholders of Record.

On November 4, 2024 the Company issued 500,000 shares of the Company’s common stock in satisfaction of $20,000 of principal convertible indebtedness.

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

Item 6. Exhibit Index

Exhibit No.	Description
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	May 16, 2025

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	May 16, 2025

