Form 10-Q
period 2025-03-31
Regen BioPharma Inc
filed 2025-05-28
CIK 1589150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 21, 2025 Regen Biopharma, Inc. had 21,554,704 common shares outstanding.

As of May 21, 2025 Regen Biopharma, Inc. had 10,123,771 shares of Series A Preferred Stock outstanding.

As of May 21, 2025 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of May 21, 2025 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of May 21, 2025 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2025	2024
	(unaudited)	As Restated
ASSETS:
Current Assets
Cash	$1,761	716
Accounts receivable, related party	149,723	94,873
Prepaid expenses	265	47,762
Total Current Assets	151,749	143,351

Other Assets
Investment securities, related party	17,733	17,733
Total Other Assets	17,733	17,733

TOTAL ASSETS	$169,482	$161,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,703	29,669
Accrued expenses	1,752,511	1,664,827
Notes payable	210,363	293,819
Unearned income	1,401,891	1,465,171
Unearned income - related party	-	-
Derivative liability	1,691,143	1,404,090
Convertible notes payable, net of unamortized debt discount	757,269	499,880
Convertible notes payable, related parties, net of unamortized debt discount	-	-
Other current liabilities	21,000	21,000
Total Current Liabilities	5,867,880	5,378,456

Long Term Liabilities:
Notes Payable	-	-
Total Long Term Liabilities	-	-

TOTAL LIABILITIES	5,867,880	5,378,456

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock ($.0001 par value) 5,800,000,000 authorized and 21,554,704 and 5,258,235 shares issued and outstanding, respectively	2,157	527
Preferred Stock, 0.0001 par value, 800,000,000 authorized	-	-
Series A Preferred; 739,000,000 authorized and 10,123,771 and 10,123,771 shares issued and outstanding, respectively	1,011	1,011
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 shares issued and outstanding	-	-
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 shares issued and outstanding	3	3
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 shares issued and outstanding	2	2
Additional Paid in capital	15,455,134	15,403,050
Other Comprehensive Income	(204,847)	(204,847)
Retained Earnings (Deficit)	(20,951,859)	(20,417,118)
Total Stockholders’ Equity (Deficit)	(5,698,399)	(5,217,372)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$169,482	$161,084

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Period Ended March 31
	3 Months		6 Months
	2025	2024	2025	2024
Net revenue:
Revenues	$31,640	31,640	63,280	63,280
Revenues, Related Party	27,425	27,424	54,850	54,849
Net revenue	59,065	59,064	118,130	118,129

Operating expenses:
Research and Development	-	40,133	-	87,661
General and Administrative	13,348	9,387	26,665	21,806
Consulting and Professional Fees	136,566	93,400	221,192	200,300
Rent	22,500	17,215	45,000	32,215
Total operating expenses	172,414	160,135	292,857	341,982

Loss from operations	(113,349)	(101,071)	(174,727)	(223,853)

Other income (expense):
Interest Expense	(22,329)	(17,044)	(47,681)	(34,828)
Interest Expense attributable to Amortization of Discount	(12,639)	(4,339)	(25,278)	(8,706)
Derivative Income (Expense)	128,963	-	(287,053)	-
Total other income (expense), net	93,995	(21,383)	(360,012)	(43,534)

Net loss before income taxes	(19,354)	(122,454)	(534,739)	(267,387)

Income tax provision	-	-	-	-

Net loss	(19,354)	(122,454)	(534,739)	(267,387)

Net income (loss) attributable to common shareholders	(19,354)	(122,454)	(534,739)	(267,387)

Per common share basic and diluted:
Net loss per common share attributable to Regen Biopharma shareholders, basic and diluted	(0.00)	(0.03)	(0.03)	(0.07)
Number of weighted average shares - basic and diluted	21,554,704	4,110,265	18730773	3,596,027

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2025	March 31, 2024
Net Income ( Loss)	$(534,739)	$(267,387)
Other Comprehensive Loss:
Unrealized Loss Investment Securities	0	(204,847)
Comprehensive Loss	$(534,739)	$(472,234)

The accompanying Notes are an integral part of these Financial Statements

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(unaudited)

	Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred		Additional Paid-	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Income	Deficit	Total

Balance September 30, 2023	409,551	40	34	-	15,007	2	3,506,366	352	29,338	3	14,644,467		(19,748,863)	(5,103,999)

Common Shares issued for Cash							608,256	61			400,209			400,269
Unrealized Loss												(204,847)		(204,847)
Net Income ( Loss)													(267,386)	(267,386)

Balance March 31, 2024	409,551	$40	34		15,007	$2	4,114,622	$413	29,338	$3	$15,044,676	$(204,847)	$(20,016,249)	$(5,175,963)
Balance September 30, 2024	10,123,771	$1,011	34	-	15,007	$2	5,258,235	$527	29,338	$3	$15,403,050	$(204,847)	$(20,417,118)	(5,217,372)
Common stock paid as dividend							15,426,385	1,543			(1,543)			0
Common stock issued in satisfaction of debt							500,000	50			19,950			20,000
Common stock issued for Services							370,084	37			33,678			33,715
Net Income ( Loss)													(534,739)	(534,739)
Balance March 31, 2025	10,123,771	$1,011	34	-	15,007	$2	21,554,704	$2,157	29,338	$3	$15,455,134	$(204,847)	$(20,951,859)	$(5,698,399)

The Accompanying Notes are an Integral Part of These Financial Statements

All stock amounts have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)	(unaudited)

Net Income (loss)	$(534,739)	$(267,387)
Adjustments to reconcile net Income to net cash
Preferred Stock issued as compensation
Common Stock issued for Compensation	5,203
Increase (Decrease) in Interest expense attributable to amortization of Discount	25,278	8,706
Common Stock issued for Expenses
Increase (Decrease) in Accounts Payable	4,034	124
(Increase) Decrease in Accounts Receivable	(54,847)	(39,723)
Increase (Decrease) in Accrued Expenses	87,681	(171)
(Increase) Decrease in Prepaid Expenses	76,008	5,200
Increase ( Decrease) in Derivative Expense	287,053
Increase ( Decrease) in Unearned Income	(63,280)	(78,407)
(Gain)Loss on forgiveness of Debt
Unrealized Loss(Gain) on Investment Securities	-
Net Cash Provided by (Used in) Operating Activities	(167,609)	(371,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Convertible Notes Payable	-	(10,000)
Increase (Decrease) in Notes Payable	168,655	(61,500)
Increase ( Decrease) in Common Stock issued for cash	-	400,234
Net Cash Provided by (Used in) Financing Activities	168,655	328,734

Net Increase (Decrease) in Cash	1,045	(42,924)
Cash at Beginning of Period	716	121,037
Cash at End of Period	$1,761	$78,114

Supplemental Disclosure of Noncash investing and financing activities:
Common shares Issued for Debt	$20,000	$-
Preferred Shares Issued for Debt	$-	$-
Cash Paid for Interest	$-	$-
Common shares Issued for Interest	$-	$-
Preferred Shares issued for Interest	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2025

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of March 31, 2025 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	4.04%
Expected Term	0.43 – (4.91) Yrs
Expected Volatility	1170.04%
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

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarters ended March 31, 2025 and 2024

I. REVENUE RECOGNITION

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

J. RESEARCH AND DEVELOPMENT COST

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company’s product developments and patents. The Company R&D costs were $0 and $40,133 for the quarters ended March 31, 2025 and 2024.

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

As of March 31, 2025, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

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

2. ACCOUNTS RECEIVABLE

Accounts receivable were comprised of the following:

	As of March 31, 2025	As of September 30, 2024
Licensee- Related Party	149,723	94,873
Total	$149,723	$94,873

During the quarter ended March 31, 2025 there was no allowance for doubtful accounts.

3. PREPAID EXPENSES

Prepaid Expenses were comprised of the following:

	As of March 31, 2025	As of September 30,2024
Prepaid Expenses	$265	$42,762
Prepaid Rent	-	5,000
Total	$265	$47,762

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

As of March 31, 2025 and September 30, 2024, the Company determined that no allowance for credit losses was required for its available-for-sale securities. Fair value measurements are categorized based on the inputs used to determine fair value. The fair values of the Company’s AFS securities are primarily based on Level 3 inputs.

The Company also holds investments in certain privately held equity securities that do not have a readily determinable fair value and are not accounted for under the equity method. These securities are measured at cost, less impairment (if any), and adjusted for observable price changes in orderly transactions for identical or similar investments.

As of March 31, 2025 and September 30,2024, the carrying amount of such investments was $17,733 and $17,733 respectively. No adjustments for impairment or observable price changes were recorded during the period.

The fair value of Level 3 investments is based on valuation models that include unobservable inputs such as projected cash flows, market comparables, and management assumptions. These valuations require significant judgment and estimation by management.

The above mentioned constitute the Company’s sole related party investment securities as of March 31, 2025 and September 30, 2024. No public market exists for any of the securities of Zander Therapeutics, Inc. The Company owns 7.9% of the total shares of Zander Therapeutics, Inc.

Investments consisted of the following:

	As of March 31,2025	As of September 30, 2024

470,588 Common Shares of Zander Therapeutics, Inc.	$6,495	$6,495
725,000 Series M Preferred of Zander Therapeutics, Inc.	11,238	11,238

Investments, net	$17,733	$17,333

Common Shares of Zander Therapeutics, Inc.

On June 11, 2018, Regen Biopharma, Inc. was paid a property dividend consisting of 470,588 of the common shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains/(Loss)

$87,608	$6,495	$(81,112)

Series M Preferred of Zander Therapeutics, Inc.

On November 29, 2018, the Company accepted 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of prepaid rent and accrued interest owed to the Company collectively amounting to $13,124.

Basis	Fair Value	Total Unrealized Gains/(Loss)

$134,971	$11,238	$(123,733)

On March 31, 2025 and September 30, 2024, the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$300,000
Prepaid Expenses	65,661
Due from Employee	-
Note Receivable	40000
Accrued Interest Receivable	35,000
Investment Securities	258,255
Convertible Note Receivable	10,000
Accounts Payable	30,563
Notes Payable	400,000
Accrued Expenses Related Parties	162,011
Notes Payable Related Party	-
Accrued Expenses	647,072

Enterprise Value	1,948,562

Less: Total Debt	(1,239,646)

Portion of Enterprise Value Attributable to Shareholders	$708,916

Fair Value per Shares	$0.0155

The abovementioned constitute the Company’s sole related party investment securities as of March 31, 2025.

5. ACCRUED EXPENSES

Accrued Expenses were comprised of the following:

	As of March 31, 2025	As of September 30, 2024
Accrued payroll taxes	$4,241	$4,241
Accrued Interest	410,214	362,533
Accrued Payroll	1,256,630	1,256,630
Accrued Rent	40,000	-
Other Accrued Expenses	41,423	41,423
Total	$1,752,508	$1,664,827

6. UNEARNED INCOME

Unearned income is attributable to payments made to the Company and its wholly owned subsidiary pursuant to two license agreements for which income is recognized over the terms of the agreement.

7. NOTES PAYABLE

Notes Payable comprise of below:

(a) RELATED PARTY

Notes payable to related parties consisted of the following:

	As of March 31, 2025	As of September 30, 2024

David Koos	$63,948	$1,708
BST Partners	87,215	-
Zander Therapeutics, Inc.	59,200	40,000

Total notes payable to related parties	$210,363	$41,708

$63,948 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

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

During the quarter ended December 31, 2024 BST Partners lent the Company the $46,599 which bears simple interest at a rate of 10% per annum.

During the quarter ended March 31, 2025 BST Partners lent the Company the $40,616 which bears simple interest at a rate of 10% per annum.

BST Partners and the Company are under common control.

(b) NON RELATED PARTY

Notes payable consisted of the following:

	As of March 31, 2025	As of September 30, 2024

Bostonia Partners, Inc.	$-	$48,500

Coventry Enterprises LLC	-	250,000

Less: Amortization of Notes	-	(46,389	)-

Total notes payable to un-related parties	$-	$252,211

(c) CONVERTIBLE NOTES

Convertible notes comprise of below:

	As of March 31, 2025	As of September 30 2024

Lender 1	200,000	200,000
Lender 2	100,000	100,000
Lender 3	50,000	50,000
Lender 4	100,000	100,000
Lender 5	49,880	49,880
Lender 6 (net of amortization)	228,889	-
Lender 7	28,500	-
Total	$757,269	$499,880

i.	On May 5, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $200,000 for consideration consisting of $200,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 5, 2020. The Note is convertible into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $375 per common share as of the date which is the earlier of: As of March 31, 2025 $200,000 of the principal amount of the Note remains outstanding.

ii.	On March 8, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is three years from the issue date. As of March 31, 2025 $100,000 of the principal amount of the Note remains outstanding

iii.	On April 6, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is three years from the issue date. As of March 31, 2025 $50,000 of the principal amount of the Note remains outstanding.

iv.	On December 20, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 20, 2020. The Note may be converted into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $37.50 per common share as of the date which is the earlier of: As of March 31, 2025 $100,000 of the principal amount of the Note remains outstanding.

v.	On October 31, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is two years from the issue date. As of March 31, 2025 $50,000 of the principal amount of the Note remains outstanding.

vi.	Effective September 4, 2024 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which Coventry Enterprises purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $250,000 for consideration of $200,000.

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

vii.	On October 28, 2024 a promissory note in the amount $48,500 (“Note”) was reclassified as a convertible note payable due to a negotiated change in the terms and conditions of the Note. The Note may be converted into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 50% discount to the lowest closing bid price of the common stock of the Company during the ten reading day period immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.04 per common share. As of March 31, 2025 $28,500 of the principal balance of the Note remained outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $1,691,143 was recognized by the Company as of March 31, 2025.

Derivative Liability consisted of the following :

	As of	As of
	March 31, 2025	September 30, 2024

Lender 1	$800,000	802,337
Lender 4	$200,000	200,584
Lender 5	$400,000	401,168
Lender 6	$252,525
Lender 7	$38,617
Total	$1,691,143	$1,404,090

9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2025:

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of March 31, 2025: 739,000,000 is designated Series A Preferred Stock of which 10,123,771 shares are outstanding as of March 31, 2025:, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of March 31, 2025:, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of March 31, 2025.

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

Holders of the Series A Preferred Stock will be entitled to receive, when, as and if declared by the board of directors of the Company (the “Board”) out of funds legally available therefore, non-cumulative cash dividends of $0.01 per quarter. In the event any dividends are declared or paid or any other distribution is made on or with respect to the Common Stock, the holders of Series A Preferred Stock as of the record date established by the Board for such dividend or distribution on the Common Stock shall be entitled to receive, as additional dividends (the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the form) of the dividends or distribution that such holder would have received had each share of the Series A Preferred Stock been one share of the Common Stock, such Additional Dividends to be payable on the same payment date as the payment date for the Common Stock.

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

On May 21, 2024 the Board of Directors of Regen Biopharma, Inc declared a dividend to all shareholders of record as of June 20,2024 (“Record Date”) to be paid to shareholders on or about July 1, 2024 such dividend to be payable in shares of the Regen’s authorized but unissued Series A Preferred Stock and to consist of two share of Series A Preferred Stock for every one share of Regen Biopharma, Inc. Common Stock owned as of the Record Date, every one share of Regen Biopharma, Inc. Series A Preferred Stock owned as of the Record Date, every one share of Series AA Preferred Stock owned as of the Record Date, every one share of Series M Preferred Stock owned as of the Record Date and every one share of Series NC Preferred Stock owned as of the Record Date.

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

Pursuant to the Agreement, Zander shall pay to The Company royalties equal to four percent (4%) of the Net Sales, as such term is defined in the Agreement, of any Licensed Products, as such term is defined in the Agreement, in a Quarter.

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

On December 17, 2018 Regen Biopharma, Inc.(“Licensor”), KCL Therapeutics, Inc. (“Assignee”) and Zander Therapeutics, Inc. (“Licensee”) entered into a LICENSE ASSIGNMENT AND CONSENT AGREEMENT whereby, with regards to certain intellectual property which was assigned by Regen Biopharma, Inc.(“Assigned Properties”) to its wholly owned subsidiary KCL Therapeutics, Inc., Licensor hereby transfers and assigns to Assignee all rights, duties, and obligations of Licensor under the Agreement with respect to the Assigned Properties, and Assignee agrees to assume such duties and obligations thereunder and be bound to the terms of the Agreement with respect thereto.

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

$63,948 lent to the Company by David Koos, the Company’s sole Board Member and Officer, is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

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

During the quarter ended March 31, 2025 BST Partners lent the Company $40,616.

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

Results of Operations

Three months and six months ended March 31, 2025 and 2024

Revenues

Revenues from continuing operations were $59,065 for the three months ended March 31, 2025 and $59,064 for the same period ended 2024. $27,425 of revenue from related parties recognized during the three months ended March 31 2025 and consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. as did $27,425 for the period ended 2024. $31,640 of revenue recognized during both of the three months ended March 31, 2025 and 2024 were recognized pursuant to licenses granted to Oncology Pharma, Inc.

Revenues from continuing operations were $118,130 for the six months ended March 31, 2025 and $118,129 for the same period ended 2024. $54,850 and $54,849 of revenue from related parties recognized during the six months ended March 31 2025 and 2024 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. $63,280 of revenue recognized during both of the six months ended March 31, 2025 and 2024 were recognized pursuant to licenses granted to Oncology Pharma, Inc.

Operating Expenses

Operating Expense were $172,414 for the three months ended March 31, 2025 and $ 160,135 for the same period ended 2024. The primarily operating expense for 2025 consists of $ 136,566 of Consulting & Professional expenses and $22,500 in rent. In the same period in previous year Consulting and Professional fees expenditure were $93,400 During the period ended 2024 research and development expenses amounted to $40,133 constituting the second largest expense recognized during that quarter.

Operating Expense were $292,857 For the six months ended March 31, 2025 and $ 341,982 for the same period ended 2024. The primarily operating expense for 2025 consists of $ 221,192 of Consulting & Professional expenses and $45,000 in rent. In the same period in previous year Consulting and Professional fees expenditure were $200,300 During the period ended 2024 research and development expenses amounted to $87,661 constituting the second largest expense recognized during that quarter.

Other Income

For the three months ended March 31 2025, the Company reported a net other income of $93,995 whereas in the same period ended 2024 the Company reported the net other expense of $(21,383). Net other income was primarily driven by the recognition of a Derivative Gain of $128,963 in 2025. For the quarter ended March 31, 2025 the Company also recognized higher interest and amortization expenses as compared to the quarter ended 2024. .

For the six months ended March 31 2025, the Company reported a net other expense of $(360,012) whereas in the same period ended 2024 the Company reported the net other expense of $(43,534) Net other income was primarily driven by the recognition of a Derivative Expense in of $(287,053) in 2025. For the period ended March 31, 2025 the Company also recognized higher interest and amortization expenses as compared to the quarter ended 2024.

Net Loss

The Company recognized an Operating Loss of $ 113,349 during the three months ended March 31, 2025 whereas the Company recognized an Operating Loss of $ 101,071 for the same period ended 2024. The reduction in operating loss is primarily attributable to a reduction in all expense categories other than rent incurred during the period ended 2024 as compared to the quarter ended in 2025.

The Company recognized an Operating Loss of $ 174,727 during the six months ended March 31, 2025 whereas the Company recognized an Operating Loss of $ 223,853 for the same period ended 2024. The reduction in operating loss is primarily attributable to a reduction in all expense categories other than rent incurred during the period ended 2025 as compared to the quarter ended in 2025.

Net Loss is $ 19,354 for the three months ended March 31, 2025 as opposed to a Net Loss of $122,454 for the same period ended 2024. The difference is primarily attributable to the recognition by the Company of a Derivative Gain of $128,963 in 2025.

Net Loss is $ 534,739 For the six months ended March 31, 2025 as opposed to a Net Loss of $267,387 for the same period ended 2024. The difference is primarily attributable to the recognition by the Company of a Derivative Loss of $287,053 recognized in the period ended in 2025.

Working Capital

	March 31, 2025	September 30, 2024
Current assets	$151,749	$143,351
Current liabilities	5,867,880	5,378,456
Working capital	$(5,716,131)	$(5,235,105)

Working capital deficit increased by $ 481,026 from September 30, 2024 to March 31, 2025, primarily due to increase in Derivative Liability.

	Six Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(167,609)	$(371,658)
Net cash provided by financing activities	168,655	328,734
Net increase (decrease) in cash and cash equivalents	$1,045	$(42,934)
Cash, beginning of period	716	121,037
Cash, end of period	$1,761	$78,114

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2025 was $167,609, compared to $371,658, for the same period ended 2024, a decrease of $204,049. The decrease in cash used in operating activities is primarily attributable to decreased operating expenses incurred by the Company during the six months ended March 31, 2025 as compared to the same period ended 2024.

Financing Activities

Net cash generated by financing activities for the six months ended March 31,2025 was $168,655 which consisted of proceeds from notes payables.

Liquidity & Capital Resources Outlook

As of December 31, 2024, the Company had cash of $ 1,761 and net working capital of ($5,716,131)

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and it has incurred and expects to continue incur significant research & development cost for products development.

The accompanying financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of March 31, 2025, the Company had cash of approximately $1,761 and an accumulated deficit of approximately $21 million. The Company has incurred recurring losses, experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of these financial statements.

Contractual Obligations

As of March 31, 2025 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2025 and ending on March 31, 2025, David Koos, who serves as the Company’s Principal Executive Officer, Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended March 31, 2025

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

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	May 28, 2025

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	May 28, 2025

