Form 10-Q
period 2025-06-30
Regen BioPharma Inc
filed 2025-08-11
CIK 1589150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☒ No☐

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
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2025 Regen Biopharma, Inc. had 31,554,704 common shares outstanding.

As of June 30, 2025 Regen Biopharma, Inc. had 10,123,771 shares of Series A Preferred Stock outstanding.

As of June 30, 2025 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of June 30, 2025 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of June 30, 2025 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	September 30, 2024
	(unaudited)	(as restated)
ASSETS:
Current Assets
Cash	$1,761	$716
Accounts receivable, related party	177,147	94,873
Prepaid expenses	200	47,762
Total Current Assets	179,108	143,351

Investment securities, related party	17,733	17,733

TOTAL ASSETS	$196,841	$161,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,477	$29,669
Accrued expenses	1,774,158	1,664,827
Notes payable	-	252,111
Notes payable - related parties	266,339	41,708
Unearned income - related party	1,370,251	1,465,171
Derivative liability	1,780,402	1,404,090
Convertible notes payable, net of unamortized debt discount	769,905	499,880
Other current liabilities	21,000	21,000
Total Current Liabilities	6,012,532	5,378,456

TOTAL LIABILITIES	6,012,532	5,378,456

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock ($.0001 par value) 5,800,000,000 authorized and 31,554,704 and 5,258,235 shares issued and outstanding, respectively	3,157	527
Preferred Stock, 0.0001 par value, 800,000,000 authorized	-	-
Series A Preferred; 739,000,000 authorized and 10,123,771 and 10,123,771 shares issued and oustanding, resepctively	1,011	1,011
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 shares issued and outstanding	-	-
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 shares issued and outstanding	3	3
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 shares issued and outstanding	2	2
Additional Paid in capital	15,504,134	15,403,050
Other Comprehensive Income	(204,847)	(204,847)
Retained Earnings (Deficit)	(21,119,151)	(20,417,118)
Total Stockholders’ Equity (Deficit)	(5,815,691)	(5,217,372)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$196,841	$161,084

The accompanying notes are an integral part of the consolidated financial statements.

REGEN BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net revenue:
Revenues	$31,640	$31,640	$94,920	$94,920
Revenues, Related Party	27,425	27,425	82,275	82,274
Net revenue	59,065	59,065	177,195	177,194

Operating expenses:
Research and Development	-	32,500	-	120,161
General and Administrative	30,697	16,492	57,364	38,298
Consulting and Professional Fees	46,624	95,539	267,816	295,839
Rent	22,500	22,500	67,500	54,715
Total operating expenses	99,821	167,031	392,680	509,013

Loss from operations	(40,756)	(107,966)	(215,485)	(331,819)

Other income (expense):
Interest Expense	(24,638)	(17,554)	(72,319)	(52,382)
Interest Expense attributable to Amortization of Discount	(12,639)	(4,339)	(37,917)	(13,045)
Derivative Income (Expense)	(89,259)	(261)	(376,312)	(261)
Total other income (expense), net	(126,536)	(22,154)	(486,548)	(65,688)

Net loss before income taxes	(167,292)	(130,120)	(702,033)	(397,507)

Income tax provision	-	-	-	-

Net loss	$(167,292)	$(130,120)	$(702,033)	$(397,507)

Per common share basic and diluted:
Net loss per common share, basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.10)
Number of weighted average shares - basic and diluted	23,752,506	4,213,611	20,355,334	3,974,434

The accompanying notes are an integral part of the consolidated financial statements.

REGEN BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

												Accumulated
	Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Income	Deficit	Total

Balance March 31, 2024	409,551	$40	34	$-	15,007	$2	4,114,622	$413	29,338	$3	$15,044,676	$(204,847)	$(20,016,249)	$(5,175,962)

Common Shares issued for Cash	-	-	-	-	-	-	258,456	26	-	-	135,300	-	-	135,326
Shares issued for services	20,068	2	-	-	-	-	-	-	-	-	13,042	-	-	13,044
Net Income ( Loss)	-	-	-	-	-	-	-	-	-	-	-	-	(130,120)	(130,120)

Balance June 30, 2024	429,619	$42	34	$-	15,007	$2	4,373,078	439	29,338	$3	$15,193,018	$(204,847)	$(20,146,370)	$(5,157,713)

Balance March 31, 2025	10,123,771	$1,011	34	$-	15,007	$2	21,554,704	2,157	29,338	$3	$15,455,134	$(204,847)	$(20,951,859)	$(5,698,399)

Common Shares issued for Cash	-	-	-	-	-	-	10,000,000	1,000	-	-	49,000	-	-	50,000
Net Income ( Loss)	-	-	-	-	-	-	-	-	-	-	-	-	(167,292)	(167,292)

Balance June 30, 2025	10,123,771	$1,011	34	$-	15,007	$2	31,554,704	$3,157	29,338	$3	$15,504,134	$(204,847)	$(21,119,151)	$(5,815,691)

												Accumulated
	Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Income	Deficit	Total

Balance September 30, 2023	409,551	$40	34	$-	15,007	$2	3,506,366	$352	29,338	$3	$14,644,467	$-	$(19,748,863)	$(5,103,999)

Common Shares issued for Cash	-	-	-	-	-	-	866,712	87	-	-	535,509	-	-	535,596
Preferred stock issued for services	20,068	2	-	-	-	-	-	-	-	-	13,042	-	-	13,044
Unrealized Loss	-	-	-	-	-	-	-	-	-	-	-	(204,847)	-	(204,847)
Net Income ( Loss)	-	-	-	-	-	-	-	-	-	-	-	-	(397,507)	(397,507)

Balance June 30, 2024	429,619	$42	34	$-	15,007	$2	4,373,078	$439	29,338	$3	$15,193,018	$(204,847)	$(20,146,370)	$(5,157,713)

Balance September 30, 2024	10,123,771	$1,011	34	$-	15,007	$2	5,258,235	527	29,338	$3	$15,403,050	$(204,847)	$(20,417,118)	$(5,217,372)

Common stock paid as dividend	-	-	-	-	-	-	15,426,385	1,543	-	-	(1,543)	-	-	-
Common stock issued in satisfaction of debt	-	-	-	-	-	-	500,000	50	-	-	19,950	-	-	20,000
Common Shares issued for Cash	-	-	-	-	-	-	10,370,084	1,037	-	-	82,677	-	-	83,714
Net Income ( Loss)	-	-	-	-	-	-	-	-	-	-	-	-	(702,033)	(702,033)

Balance June 30, 2025	10,123,771	$1,011	34	$-	15,007	$2	31,554,704	$3,157	29,338	$3	$15,504,134	$(204,847)	$(21,119,151)	$(5,815,691)

The accompanying notes are an integral part of the consolidated financial statements.

REGEN BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2025	2024	2025	2024

Net loss	$(167,292)	$(130,120)	$(702,033)	$(397,507)

Other comprehensive income, net of tax
Net unrealized gains on investment securities	-	-	-	(204,847)
Other comprehensive income, net of tax	-	-	-	(204,847)

Comprehensive loss	$(167,292)	$(130,120)	$(702,033)	$(602,354)

The accompanying notes are an integral part of the consolidated financial statements.

REGEN BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(702,033)	$(397,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in derivative liability	376,312	261
Increase (Decrease) in Interest expense attributable to amortization of Discount	17,914	13,045
Common Stock issued for Expenses	103,714	2,324
(Increase) Decrease in Accounts Receivable	(82,274)	(67,148)
(Increase) Decrease in Prepaid Expenses	47,562	(2,300)
Increase (Decrease) in Accounts Payable	808	(258)
Increase (Decrease) in Accrued Expenses	109,331	17,383
Increase ( Decrease) in Unearned Income	(94,920)	(110,047)
Net Cash Provided by (Used in) Operating Activities	(223,586)	(544,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease)in Convertible Notes Payable	-	(10,000)
Increase (Decrease)in Notes Payable	-	(40,502)
Common stock issued for cash	-	535,560
Borrowings from notes payable to related parties	224,631	-
Net Cash Provided by (Used in) Financing Activities	224,631	485,058

Net Increase (Decrease) in Cash	1,045	(59,189)

Cash at Beginning of Period	716	121,037

Cash at End of Period	$1,761	$61,848

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Noncash investing and financing activities:
Common shares issued for note payable	$20,000	$-
Conversion of notes payable to convertible debt	$232,111	$-

The accompanying notes are an integral part of the consolidated financial statements.

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2025

1. ORGANIZATION

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Matters

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which assume the Company’s ongoing operations as a going concern. The Company incurred a net comprehensive loss of $702,033 during the nine months ended June 30, 2025, and has an accumulated deficit of $21,119,151 as of June 30, 2025.

Management intends to secure additional operating funds through equity or debt offerings. However, success in this endeavor is not guaranteed. There are no assurances that the Company will be able to (1) attain a revenue level sufficient to generate adequate cash flow from operations or (2) secure additional financing through private placements, public offerings, or loans necessary to support its working capital requirements. If funds from operations and any private placements, public offerings, or loans prove insufficient, the Company will need to explore alternative sources of working capital. No guarantee exists that such financing will be available, or if available, on terms acceptable to the Company. Failure to obtain sufficient working capital may compel the Company to reduce or cease its operations.

Due to uncertainties related to these issues, significant doubt persists regarding the company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments regarding the recoverability or classification of asset values, nor the amounts and classifications of liabilities that might arise if the Company is unable to maintain its operations.

Basic of Presentation

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

The historical financial statements have been retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023.

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of June 30, 2025 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	4.24%
Expected Term	0.18 – (5.16) Yrs
Expected Volatility	184.01%
Expected Dividends

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

Advertising

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarters ended June 30, 2025 and 2024

Revenue Recognition

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

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company’s product developments and patents. The Company R&D costs were $0 and $32,500 for the quarters ended June 30, 2025 and 2024.

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

As of June 30, 2025, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2025	September 30, 2024

Accounts receivables – related party	$177,147	$94,873

Total – Accounts receivables	$177,147	$94,873

During the quarter ended June 30, 2025 there was no allowance for doubtful accounts. The CEO of the Company is also executive of the company related to accounts receivables.

4. PREPAID EXPENSES

Prepaid expenses were comprised of the following:

	June 30, 2025	September 30, 2024

Prepaid expenses	$200	$42,762
Prepaid Rent	-	5,000

Total – Accounts receivables	$200	$47,762

Prepaid expenses consist of payments of certain expenses by cash or issuance of shares for which services are pending to be received.

5. INVESTMENTS

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

As of June 30, 2025 and September 30, 2024, the Company determined that no allowance for credit losses was required for its available-for-sale securities. Fair value measurements are categorized based on the inputs used to determine fair value. The fair values of the Company’s AFS securities are primarily based on Level 3 inputs.

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

The above mentioned constitute the Company’s sole related party investment securities as of June 30, 2025 and September 30, 2024. No public market exists for any of the securities of Zander Therapeutics, Inc. The Company owns 7.9% of the total shares of Zander Therapeutics, Inc.

Investments consisted of the following:

	As of June 30,2025	As of September 30, 2024

470,588 Common Shares of Zander Therapeutics, Inc.	$6,495	$6,495
725,000 Series M Preferred of Zander Therapeutics, Inc.	11,238	11,238

Investments, net	$17,733	$17,333

Common Shares of Zander Therapeutics, Inc.

On June 11, 2018, Regen Biopharma, Inc. was paid a property dividend consisting of 470,588 of the common shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains/(Loss)

$87,608	$6,495	$(81,112)

Series M Preferred of Zander Therapeutics, Inc.

On November 29, 2018, the Company accepted 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of prepaid rent and accrued interest owed to the Company collectively amounting to $13,124.

Basis	Fair Value	Total Unrealized Gains/(Loss)

$134,971	$11,238	$(123,733)

On June 30, 2025 and September 30, 2024, the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$300,000
Prepaid Expenses	65,661
Due from Employee	-
Note Receivable	40000
Accrued Interest Receivable	35,000
Investment Securities	258,255
Convertible Note Receivable	10,000
Accounts Payable	30,563
Notes Payable	400,000
Accrued Expenses Related Parties	162,011
Notes Payable Related Party	-
Accrued Expenses	647,072

Enterprise Value	1,948,562

Less: Total Debt	(1,239,646)

Portion of Enterprise Value Attributable to Shareholders	$708,916

Fair Value per Shares	$0.0155

The abovementioned constitutes the Company’s sole related party investment securities as of June 30, 2025.

6. ACCRUED EXPENSES

Accrued Expenses were comprised of the following:

	June 30, 2025	September 30, 2024

Accrued payroll taxes	$28,753	$4,241
Accrued Interest	434,852	362,533
Accrued Payroll	1,206,630	1,256,630
Accrued Rent	62,500	-
Other Accrued Expenses	41,423	41,423

Toal notes payable	$1,774,158	$1,664,827

7. UNEARNED INCOME

Unearned income is attributable to payments made to the Company and its wholly owned subsidiary pursuant to two license agreements for which income is recognized over the terms of the agreement.

8. NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2025	September 30, 2024

Bostonia Partners, Inc.	$-	$48,500
Conventry Enterprises LLC	-	250,000

Total notes payable	-	248,500

Less – Accumulated amortization	-	(46,389)

Toal notes payable	$-	$252,211

The terms of the notes payable are as follows:

●	Bostonia Partners, Inc.

In 2023, the Company borrowed $50,000 with interest at 10% per annum due in March 2024. In October 2024 this note payable of $48,500 was amended into convertible note.

●	Conventry Enterprises LLC

On September 4, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which Coventry Enterprises purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $250,000 of which $25,000 was retained by Coventry through an Original Issue Discount. The Note carries “Guaranteed Interest” on the principal amount at the rate of 10% per annum for the ten 10 month term of the Note for an aggregate Guaranteed Interest $25,000. The Principal Amount and the Guaranteed Interest shall be due and payable in ten equal monthly payments $27,500 commencing on November 4, 2024, and continuing on the fourth day of each month thereafter until paid in full not later than September 4, 2025.

In the first quarter of fiscal year 2025 this note payable of $250,000 was reclassified as a convertible note in accordance with terms and conditions of default provisions of the Note.

9. NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	June 30, 2025	September 30, 2024

David Koos	$73,303	$1,708
BST Partners	133,836	-
Zander Therapeutics, Inc.	59,200	40,000

Total notes payable to related parties	266,339	41,708

Less – current portion	(266,339)	(41,708)

Toal notes payable	$-	$-

The terms of notes payable are as follows:

●	David Koos

$73,303 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

●	BST Partners

During the quarter ended December 31, 2024 BST Partners lent the Company $46,599 which bears simple interest at a rate of 10% per annum.

During the quarter ended March 31, 2025 BST Partners lent the Company $40,616 which bears simple interest at a rate of 10% per annum.

During the quarter ended June 30, 2025 BST Partners lent the Company $46,621 which bears simple interest at a rate of 10% per annum

BST Partners and the Company are under common control.

●	Zander Therapeutics, Inc.

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

Zander Therapeutics, Inc, and the Company are under common control.

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30, 2025	September 30, 2024

Lender 1 – May 5, 2017 – Annual interest rate at 10%, maturity date May 5, 2020	$200,000	$200,000
Lender 2 – May 8, 2016 – Annual interest rate at 8%, maturity date March 7, 2019	100,000	100,000
Lender 3 – April 6, 2016 – Annual interest rate at 8%, maturity date April 5, 2019	50,000	50,000
Lender 4 – December 20, 2017 – Annual interest rate at 10%, maturity date December 20, 2020	100,000	100,000
Lender 5 – October 31, 2016 – Annual interest rate at 10%, maturity date October 30, 2018	49,880	49,880
Lender 6 – September 4, 2024	250,000	-
Lender 7 – October 28, 2024	28,500	-

Total convertible notes payable	778,380	499,880

Less – unamortized debt discount	(8,475)	-

Toal convertible notes payable	$769,905	$499,880

i.	On May 5, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $200,000 for consideration consisting of $200,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 5, 2020. The Note is convertible into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $375 per common share as of the date which is the earlier of: As of June 30, 2025 $200,000 of the principal amount of the Note remains outstanding.

ii.	On March 8, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is three years from the issue date. As of June 30, 2025 $100,000 of the principal amount of the Note remains outstanding

iii.	On April 6, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is three years from the issue date. As of June 30, 2025 $50,000 of the principal amount of the Note remains outstanding.

iv.	On December 20, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 20, 2020. The Note may be converted into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $37.50 per common share as of the date which is the earlier of: As of June 30, 2025 $100,000 of the principal amount of the Note remains outstanding.

v.	On October 31, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is two years from the issue date. As of June 30, 2025 $50,000 of the principal amount of the Note remains outstanding.

vi.	Effective September 4, 2024 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which Coventry Enterprises purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $250,000 for consideration of $200,000.

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

Upon an Event of Default (as such term is defined in the Note) the Note became convertible, in whole or in part, into shares of Common Stock at the option of the Holder at price per share equivalent to 90% of the lowest per-share trading price for the 20 Trading Days preceding a Conversion Date.

vii.	On October 28, 2024 a promissory note in the amount $48,500 (“Note”) was reclassified as a convertible note payable due to a negotiated change in the terms and conditions of the Note. The Note may be converted into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 50% discount to the lowest closing bid price of the common stock of the Company during the ten reading day period immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.04 per common share. As of June 30, 2025 $28,500 of the principal balance of the Note remained outstanding.

11. DERIVATIVE LIABILITY

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $1,780,402 was recognized by the Company as of June 30, 2025.

Derivative liability consisted of the following:

	June 30, 2025	September 30, 2024

Lender 1	$800,000	$802,337
Lender 4	200,000	200,584
Lender 5	400,000	-
Lender 6	320,020	-
Lender 7	60,381	-

Toal derivative liabilities	$1,780,402	$1,404,090

12. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2025:

●	Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 31,554,704 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of June 30, 2025: 739,000,000 is designated Series A Preferred Stock of which 10,123,771 shares are outstanding as of June 30, 2025:, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of June 30, 2025:, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of June 30, 2025.

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

●	Series AA Preferred Stock

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

●	Series A Preferred Stock

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

On June 10, 2025 the Company issued 10,000,000 shares of the Company’s common stock in settlement of $50,000 salary accrued but unpaid earned by David Koos for services rendered pursuant to that employment agreement entered into by and between the Company and David Koos on February 10, 2015 and to which David Koos and the Company were bound between February 11, 2025 and January 22, 2020

13. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Revenue Transaction

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

The Agreement may be terminated by The Company:

○	If Zander has not sold any Licensed Product by ten years of the effective date of the Agreement or Zander has not sold any Licensed Product for any twelve (12) month period after Zander’s first commercial sale of a Licensed Product.

○	The Agreement may be terminated by Zander with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to The Company with regard to that License IP.

○	The Agreement may be terminated by Zander with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to The Company with regard to that License IP is terminated.

The Agreement may be terminated by either party in the event of a material breach by the other party.

The CEO of the Company is also the CEO and chairman of Zander.

●	Sublease of Facility

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

BST Partners is controlled by David Koos who serves as the sole officer and director of Regen Biopharma, Inc.

●	Notes Payable to Related Parties

The Company had the following notes payable to related party transactions

○	Notes Payable to David Koos, CEO of the Company

$73,303 lent to the Company by David Koos, the Company’s sole Board Member and Officer, is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

○	Notes Payable to Zander Therapeutics, Inc.

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

$4,700 lent to the Company by Zander Therapeutics, Inc. is due and payable on October 15, 2025 and bears simple interest at a rate of 10% per annum.

$4,500 lent to the Company by Zander Therapeutics, Inc. is due and payable on October 23, 2025 and bears simple interest at a rate of 10% per annum.

The CEO of the Company is also the CEO and chairman of Zander.

○	Notes Payable to BST Partners

BST Partners is controlled by David Koos who serves as the sole officer and director of Regen Biopharma, Inc.

During the quarter ended December 31, 2024 BST Partners lent the Company $46,599.

During the quarter ended March 31, 2025 BST Partners lent the Company $40,616.

During the quarter ended June 30, 2025 BST Partners lent the Company the $46,621 which bears simple interest at a rate of 10% per annum

BST Partners and the Company are under common control.

14. SUSBEQUENT EVENTS

The Company assessed subsequent events through August 4, 2025, the date on which the financial statements became available for issuance. The Company has determined that there are no subsequent events that require disclosure other than the following:

●	On July 28, 2025 Regen Biopharma, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with CFI Capital LLC (“CFI”), pursuant to which CFI purchased a 6% convertible promissory Note (the “Note”) from the Company in the principal amount of $130,000 of which $13,000 was retained by CFI through an Original Issue Discount. The Note is due and payable on July 28, 2026.

The Holder of this Note is entitled, at its option, at any time after the 6th monthly anniversary of this Note, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock (the “Common Stock”) at a price (“Conversion Price”) for each share of Common Stock equal to 60% of the lowest trading price of the Common Stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange up-on which the Common Stock may be traded in the future (the “Exchange”), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company.

●	On August 1, 2025, convertible debt (Lender 6 – Coventry) interest accrual of $34,020 was converted to 1,000,000 common shares.

●	On August 5, 2025 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Labrys Fund II LP(“Labrys”), pursuant to which Labrys purchased a 6% convertible promissory Note (the “Note”) from the Company in the principal amount of $100,000 of which $15,000 was retained by Labrys through an Original Issue Discount. The Note is due and payable on August 5, 2026.

The Holder of this Note is entitled, at its option, , to convert all or any amount of the principal face amount of this Note and interest then outstanding into shares of the Company’s common stock (the “Common Stock”) at a price (“Conversion Price”) for each share of Common Stock equal to 60% of the lowest trading price of the Common Stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange up-on which the Common Stock may be traded in the future (the “Exchange”), for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date.

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

Results of Operations

Three months and nine months ended June 30, 2025 and 2024

	(Unaudited)
	Three Months Ended June 30,
	2025		2024		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue:
Revenues	$31,640	53.57%	$31,640	53.57%	$-	0.00%
Revenues, Related Party	27,425	46.43%	27,425	46.43%	-	0.00%
Net revenue	59,065	100.00%	59,065	100.00%	-	0.00%

Operating expenses:
Research and Development	-	0.00%	32,500	55.02%	(32,500)	-100.00%
General and Administrative	30,697	51.97%	16,492	27.92%	14,205	86.13%
Consulting and Professional Fees	46,624	78.94%	95,539	161.75%	(48,915)	-51.20%
Rent	22,500	38.09%	22,500	38.09%	-	0.00%
Total operating expenses	99,821	169.00%	167,031	282.79%	(67,210)	-40.24%

Loss from operations	(40,756)	-69.00%	(107,966)	-182.79%	67,210	-62.25%

Other income (expense):
Interest Expense	(24,638)	-41.71%	(17,554)	-29.72%	(7,084)	40.36%
Interest Expense attributable to Amortization of Discount	(12,639)	-21.40%	(4,339)	-7.35%	(8,300)	191.29%
Derivative Income (Expense)	(89,259)	-151.12%	(261)	-0.44%	(88,998)	34098.85%
Total other income (expense), net	(126,536)	-214.23%	(22,154)	-37.51%	(104,382)	471.17%

Net loss before income taxes	(167,292)	-283.23%	(130,120)	-220.30%	(37,172)	28.57%

Income tax provision	-	0.00%	-	0.00%	-	n/a

Net loss	$(167,292)	-283.23%	$(130,120)	-220.30%	$(37,172)	28.57%

Revenues

Revenues from continuing operations were $59,065 for the three months ended June 30, 2025 and $59,064 for the same period ended 2024. $27,425 of revenue from related parties recognized during the three months ended June 30, 2025 and consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. as did $27,425 for the period ended 2024. $31,640 of revenue recognized during both of the three months ended June 30, 2025 and 2024 were recognized pursuant to licenses granted to Oncology Pharma, Inc.

Operating Expenses

Operating Expense were $99,824 for the three months ended June 30, 2025 and $ 167,032 for the same period ended 2024. The primarily operating expense for 2025 consists of $ 46,625 of Consulting & Professional expenses. In the same period in previous year Consulting and Professional fees expenditure were $95,539. During the period ended 2024 research and development expenses amounted to $32,500 constituting the second largest expense recognized during that quarter.

Other Income

For the three months ended June 30 2025, the Company reported a net other expense of $(126,526) whereas in the same period ended 2024 the Company reported the net other expense of $(22,154). Net other expense for the quarter ended 2025 was primarily driven by the recognition of a Derivative Loss of $(89,259). For the quarter ended June 30, 2025 the Company also recognized higher interest and amortization expenses as compared to the quarter ended 2024.

Net Loss

The Company recognized an Operating Loss of $ 40,759 during the three months ended June 30, 2025 whereas the Company recognized an Operating Loss of $ 107,966 for the same period ended 2024. The reduction in operating loss is primarily attributable to a reduction in all expense categories other than General and Administrative expenses and rent incurred during the period ended 2024 as compared to the quarter ended in 2025.

Net Loss is $ 167,295 for the three months ended June 30, 2025 as opposed to a Net Loss of $130,120 for the same period ended 2024. The difference is primarily attributable to the recognition by the Company of a Derivative Loss of $(89,295) in 2025.

Nine months June 30, 2025 comparing with nine months ended June 30, 2024

	(Unaudited)
	Nine Months Ended June 30,
	2025		2024		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue:
Revenues	$94,920	53.57%	$94,920	53.57%	$-	0.00%
Revenues, Related Party	82,275	46.43%	82,274	46.43%	1	0.00%
Net revenue	177,195	100.00%	177,194	100.00%	1	0.00%

Operating expenses:
Research and Development	-	0.00%	120,161	67.81%	(120,161)	-100.00%
General and Administrative	57,364	32.37%	38,298	21.61%	19,066	49.78%
Consulting and Professional Fees	267,816	151.14%	295,839	166.96%	(28,023)	-9.47%
Rent	67,500	38.09%	54,715	30.88%	12,785	23.37%
Total operating expenses	392,680	221.61%	509,013	287.26%	(116,333)	-22.85%

Loss from operations	(215,485)	-121.61%	(331,819)	-187.26%	116,334	-35.06%

Other income (expense):
Interest Expense	(72,319)	-40.81%	(52,382)	-29.56%	(19,937)	38.06%
Interest Expense attributable to Amortization of Discount	(37,917)	-21.40%	(13,045)	-7.36%	(24,872)	190.66%
Derivative Income (Expense)	(376,312)	-212.37%	(261)	-0.15%	(376,051)	144080.84%
Total other income (expense), net	(486,548)	-274.58%	(65,688)	-37.07%	(420,860)	640.70%

Net loss before income taxes	(702,033)	-396.19%	(397,507)	-224.33%	(304,526)	76.61%

Income tax provision	-	0.00%	-	0.00%	-	n/a

Net loss	$(702,033)	-396.19%	$(397,507)	-224.33%	$(304,526)	76.61%

Revenues

Revenues from continuing operations were $177,195 for the nine months ended June 30, 2025 and $177,194 for the same period ended 2024. $94,920 and $94,920 of revenue from related parties recognized during the nine months ended June 30 2025 and 2024 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. $82,275 and $82,275 of revenue recognized during the nine months ended June 30, 2025 and 2024 were recognized pursuant to licenses granted to Oncology Pharma, Inc.

Operating Expenses

Operating Expense were $392,680 for the nine months ended June 30, 2025 and $ 509,013 for the same period ended 2024. The primarily operating expense for 2025 consists of $ 267,816 of Consulting & Professional expenses and $67,500 in rent. In the same period in previous year Consulting and Professional fees expenditure were $295,839 During the period ended 2024 research and development expenses amounted to $120,161 constituting the second largest expense recognized during that period.

Other Income

For the three months ended June 30 2025, the Company reported a net other expense of $(126,526) whereas in the same period ended 2024 the Company reported the net other expense of $(22,154). Net other expense for the quarter ended 2025 was primarily driven by the recognition of a Derivative Loss of $(89,259). For the quarter ended June 30, 2025 the Company also recognized higher interest and amortization expenses as compared to the quarter ended 2024.

For the nine months ended June 30 2025, the Company reported a net other expense of $(468,548) whereas in the same period ended 2024 the Company reported the net other expense of $(65,688). Net other expense was primarily driven by the recognition of a Derivative Expense in of $(376,312) in 2025. For the period ended June 30, 2025 the Company also recognized higher interest and amortization expenses as compared to the period ended 2024.

Net Loss

The Company recognized an Operating Loss of $215,486 during the nine months ended June 30, 2025 whereas the Company recognized an Operating Loss of $331,819 for the same period ended 2024. The reduction in operating loss is primarily attributable to a reduction in all expense categories other than General and Administrative expenses and rent incurred during the period ended 2025 as compared to the period ended in 2025.

Net Loss is $ 702,033 for the nine months ended June 30, 2025 as opposed to a Net Loss of $397,507 for the same period ended 2024. The difference is primarily attributable to the recognition by the Company of a Derivative Loss of $376,312 recognized in the period ended in 2025.

Working capital deficit increased by $598,321 from September 30, 2024 to June 30, 2025, primarily due to increase in Derivative Liability.

	Nine Months ended 30-Jun
	2025	2024
Net cash used in operating activities	$(241,500)	$(544,247)
Net cash provided by financing activities	242,545	458,058
Net increase (decrease) in cash and cash equivalents	$1,045	$(59,189)

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2025 was $241,500, compared to $544,247, for the same period ended 2024. The decrease in cash used in operating activities is primarily attributable to decreased operating expenses incurred by the Company during the nine months ended June 30, 2025 as compared to the same period ended 2024.

Financing Activities

Net cash generated by financing activities for the nine months ended June 30, 2025 was $242,545 which consisted of proceeds from notes payables.

Liquidity & Capital Resources Outlook

As of June 30, 2025, the Company had cash of $ 1,761 and net working deficit of approximately $5.8 million.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and it has incurred and expects to continue incur significant research & development cost for products development.

The accompanying financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of June 30, 2025, the Company had cash of approximately $1,761 and an accumulated deficit of approximately $21 million. The Company has incurred recurring losses, experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of these financial statements.

Contractual Obligations

As of June 30, 2025 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on April 1, 2025 and ending on June 30, 2025, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 10, 2025 Regen Biopharma, Inc.(“Company”} issued 10,000,000 common shares (“Shares”) to David R. Koos, the Company’s Chief Executive Officer. The Shares were issued in settlement of $50,000 salary accrued but unpaid earned by David Koos for services rendered pursuant to that employment agreement entered into by and between the Company and David Koos on February 10, 2015 and to which David Koos and the Company were bound between February 11, 2025 and January 22, 2020.

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

On July 28, 2025 Regen Biopharma, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with CFI Capital LLC (“CFI”), pursuant to which CFI purchased a 6% convertible promissory Note (the “Note”) from the Company in the principal amount of $130,000 of which $13,000 was retained by CFI through an Original Issue Discount. The Note is due and payable on July 28, 2026.

The Holder of this Note is entitled, at its option, at any time after the 6th monthly anniversary of this Note, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock (the “Common Stock”) at a price (“Conversion Price”) for each share of Common Stock equal to 60% of the lowest trading price of the Common Stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange up-on which the Common Stock may be traded in the future (the “Exchange”), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company.

The Note was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Note sold directly through our management. No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note. A legend was placed on the Note that evidences the Note has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Note and the shares into which the Note may be converted.

On August 1, 2025 the Company issued 1,000,000 common shares (“Shares”) in satisfaction of $32,040 of accrued interest on convertible indebtedness.

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

On August 1, 2025, the Company issued 1,000,000 common shares in satisfaction of $34,020 of accrued interest.

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

On August 5, 2025 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Labrys Fund II LP (“Labrys”), pursuant to which Labrys purchased a 6% convertible promissory Note (the “Note”) from the Company in the principal amount of $100,000 of which $15,000 was retained by Labrys through an Original Issue Discount. The Note is due and payable on August 5, 2026.

The Holder of this Note is entitled, at its option, , to convert all or any amount of the principal face amount of this Note and interest then outstanding into shares of the Company’s common stock (the “Common Stock”) at a price (“Conversion Price”) for each share of Common Stock equal to 60% of the lowest trading price of the Common Stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange up-on which the Common Stock may be traded in the future (the “Exchange”), for the twenty prior trading days ending on the latest complete Trading Day prior to the Conversion Date.

The Note was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Note sold directly through our management. No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note. A legend was placed on the Note that evidences the Note has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Note and the shares into which the Note may be converted.

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

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	August 11, 2025

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	August 11, 2025

