Form 10-K
period 2025-09-30
Regen BioPharma Inc
filed 2025-12-30
CIK 1589150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from __________ to __________.

Commission file number: 333-191725

REGEN BIOPHARMA, INC.

(Name of small business issuer in its charter)

Nevada	45-5192997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8697 La Mesa Blvd

Suite C

#107

La Mesa CA 91942

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $ $1,054,545

As of December 26, 2025 Regen Biopharma, Inc. had 108,054,704 common shares outstanding.

As of December 26, 2025 Regen Biopharma, Inc. had 10,123,771 shares of Series A Preferred Stock outstanding.

As of December 26, 2025 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of December 26, 2025 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of December 26, 2025 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding.

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

The Company has the following therapies in development:

HemaXellarate : HemaXellarate is a cellular composition of autologous stromal vascular fraction derived from adipose tissue. HemaXellarate contains endothelial progenitor cells as well as mesenchymal stem cells. It is believed by the Company that once re-infused into the patient, the patient’s bone marrow will regenerate and begin to function normally. On February 5, 2013 Regen filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I clinical trial assessing HemaXellerate in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous SVF cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse.On December 10, 2015 Regen was informed by the United States Food and Drug Administration that Regen has satisfactorily addressed all clinical hold issues related to Regen’s Investigational New Drug Application for HemaXellerate and may initiate a Phase I clinical trial assessing HemaXellerate in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous stromal vascular fraction (SVF) cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse. The Company has submitted a request to the United States Food and Drug Administration to grant Orphan Drug Designation to HemaXellerate for the treatment of Immune Suppressant Refractory Aplastic Anemia.

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

DuraCar: DuraCar is comprised of CAR-T cells which have been treated with an shRNA targeting the gene NR2F6. By inhibiting NR2F6, we expect our DuraCar cells to have greater efficacy and persistence than conventional CAR-T cells and create a new, optimal way to manufacture CAR-T cells. We are currently in pre-clinical testing of this drug. Chimeric antigen receptor T cells (CAR-T cells) are T cells that have been genetically engineered to produce an artificial T cell receptor for use in immunotherapy. Chimeric antigen receptors are receptor proteins that have been engineered to give T cells the new ability to target a specific antigen.

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

The Company believes that this application of HemaXellerate qualifies for Orphan designation under the Orphan Drug Act due to the fact that aplastic anemia is a rare disease with prevalence in the United States of less than 200,000. The Company has submitted a request to the United States Food and Drug Administration to grant Orphan Drug Designation to HemaXellerate for the treatment of Immune Suppressant Refractory Aplastic Anemia.

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

ITEM 2. PROPERTIES

The Company currently occupies 1,000 square feet of office space provided by the Company’s Chief Executive Officer free of charge on a month to month basis. The property is utilized as office space. We believe that the foregoing properties are adequate to meet our current needs for office space.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 10, 2025:

Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 108,054,704 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of November 10, 2025, 739,000,000 is designated Series A Preferred Stock of which 10,123,771 shares are outstanding as of November 10, 2025, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of November 10, 2025, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of November 10, 2025.

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

October 1, 2023 to September 30, 2024	High	Low
First Quarter	$1.6279	$0.4337
Second Quarter	0.9302	0.4983
Third Quarter	0.9966	0.3330
Fourth Quarter	0.6645	0.1152

October 1, 2024 to September 30, 2025	High	Low
First Quarter	$0.2446	$0.1105
Second Quarter	0.1	0.0721
Third Quarter	0.07	0.041
Fourth Quarter	0.089	0.0125

As of November 10, 2025 there were approximately 481 holders of our Common Stock.

As of November 10, 2025 there were approximately 480 holders of our Series A Preferred Stock.

As of November 10, 2025 there was 1 holder of our Series AA Preferred Stock.

As of November 10, 2025 there were approximately 7 holders of our Series M Preferred Stock

As of November 10, 2025 there was one holder of our Series NC Preferred Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2025 or on any date up to the date of this document. We do not expect to declare cash dividends in the immediate future.

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

Recent Sales of Unregistered Securities

Retroactively adjusted to reflect a 1 for 1500 reverse stock split of all issued series of stock effective as of March 6, 2023

August 22, 2025 to November 12, 2025

On August 14, 2025 Regen Biopharma, Inc. (the “Company”) issued 1,000,000 common shares (“Shares”) in satisfaction of $ 22, 125 of principal convertible indebtedness and $10,325 of accrued interest on convertible indebtedness.

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

Between September 16, 2025 and September 18, 2025 the Company issued 5,820,000 common shares (“Shares”) for consideration consisting of $58,200.

The Shares were issued pursuant to a Tier 2 Regulation A Offering. The Shares were sold directly through our management.

On October 2, 2025 the Company entered into a consulting agreement with Dr. Harry Lander (“Lander Agreement”). Under the terms and conditions of the Lander Agreement Harry Lander will assist the Company in regard to a planned Phase I Clinical Trial of HemaXellerate. The term of the Lander Agreement is from October 3, 2025 to the earlier of October 3, 2028 or successful completion of the planned Phase I Clinical Trial of HemaXellerate (“ Consulting Period”).

As consideration for services to be rendered pursuant to this Agreement Dr. Lander was paid twenty million newly issued common shares of the Company (“Compensation Shares”) subject to a vesting schedule.

The Compensation Shares may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by Lander (“ Transfer Restriction”) except as follows:

All Compensation Shares shall vest upon successful completion of planned Phase I Clinical Trial of HemaXellerate, such Clinical Trial having been conducted with the assistance of the Consultant pursuant to the terms and conditions of this Agreement.

In the event of termination of the Consulting Period any Compensation Shares still subject to Transfer Restrictions shall be forfeited by the Consultant and ownership of those Compensation Shares shall be transferred back to the Company.

On October 2, 2025 the Company entered into an agreement with David Koos, the Company’s Chairman and Chief Executive Officer (“Koos Agreement”). Pursuant to the Koos Agreement David Koos was paid twenty million newly issued common shares of the Company (“Koos Compensation Shares”) subject to a vesting schedule. The Company has issued these shares to Davis Koos as consideration for services to be rendered by Koos in connection with a planned Phase I Clinical Trial of HemaXellerate.

The Koos Compensation Shares may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by David Koos (“ Transfer Restriction”) except as follows:

All Koos Compensation Shares shall vest upon successful completion of planned Phase I Clinical Trial of HemaXellerate, such Clinical Trial having been conducted with the assistance of the Consultant pursuant to the terms and conditions of this Agreement.

All of the abovementioned securities were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

On October 8, 2025 the Company issued 6,800,000 common shares (“Shares”) for consideration consisting of $68,000.

The Shares were issued pursuant to a Tier 2 Regulation A Offering. The Shares were sold directly through our management.

On October 27, 2025 the Company issued 3,500,000 common shares (“Shares”) for consideration consisting of $35,000.

The Shares were issued pursuant to a Tier 2 Regulation A Offering. The Shares were sold directly through our management.

On October 27, 2025 the Company issued 4,500,000 common shares (“Shares”) in satisfaction of $30,204 of principal convertible indebtedness and $13,536 of accrued interest on convertible indebtedness.

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

On October 28, 2025 the Company issued 7,100,000 common shares (“Shares”) for consideration consisting of $71,000.

The Shares were issued pursuant to a Tier 2 Regulation A Offering. The Shares were sold directly through our management.

On November 10, 2025 the Company issued 1,780,000 common shares (“Shares”) for consideration consisting of $17,800.

The Shares were issued pursuant to a Tier 2 Regulation A Offering. The Shares were sold directly through our management.

On November 12, 2025 the Company issued 5,000,000 common shares (“Shares”) in satisfaction of $38,037 of principal convertible indebtedness and $2,463 of accrued interest on convertible indebtedness.

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

July 1, 2025 to August 21, 2025

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

On August 14, 2025, the Company issued 1,000,000 common shares in satisfaction of $22,125 of principal indebtedness and $10,365 of accrued interest.

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

Quarter Ended June 30, 2025

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

Quarter Ended March 31, 2025

There were no sales of unregistered securities during the three months ended March 31, 2025

Quarter Ended December 31, 2024

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended September 30, 2025 and 2024 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended September 30, 2025 and 2024 and related notes included elsewhere in this 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks. Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Regen Biopharma, Inc. and its subsidiaries.

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

Results of Operations

	Twelve Months Ended
	September 30,2025		September 30, 2024		Changes
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percentage
Net revenue:
Revenues	126,560	53.50%	126,560	53.50%	0	0.00%
Revenues, Related Party	110,001	46.50%	110,000	46.50%	1	0.00%
Net revenue	236,561	100.00%	236,560	100.00%	1	0.00%

Operating expenses:
Research and Development	11,725	4.96%	153,685	64.97%	(141,960)	-1210.75%
General and Administrative	75,113	31.75%	58,920	24.91%	16,193	21.56%
Consulting and Professional Fees	398,263	168.36%	363,961	153.86%	34,302	8.61%
Rent	90,000	38.05%	77,215	32.64%	12,785	14.21%
Total operating expenses	575,101	243.11%	653,781	276.37%	(78,680)	-13.68%

Loss from operations	(338,540)	-143.11%	(417,221)	-176.37%	78,681	-23.24%
Other income (expense):
Interest Expense	(158,286)	-66.91%	(72,445)	-30.62%	(85,841)	54.23%
Interest Expense attributable to Amortization of Discount	(52,148)	-22.04%	(28,998)	-12.26%	(23,150)	44.39%
Derivative Income (Expense)	(675,528)	-285.56%	(4,091)	-1.73%	(671,437)	99.39%
Penalties	(50,000)	-21.14%	0	0.00%	(50,000)	100.00%
Financing Fees			(145,500)	-61.51%	145,500	-100.00%
Total other income (expense), net	(935,962)	-395.65%	(251,034)	-106.12%	(684,928)	73.18%

Net loss before income taxes	(1,274,502)	-538.76%	(668,255)	-282.49%	(606,247)	47.57%
Income tax provision	0	0.00%	0

Net loss	(1,274,502)	-538.76%	(668,255)	-282.49%	(606,247)	47.57%

Revenues

Revenues from continuing operations were $236,561 for the fiscal year ended September 30, 2025 and $236,560 for the same period ended 2024. $110,001 and $110,000 of revenue from related parties recognized during the twelve months ended September 30 2025 and 2024 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. $126,560 and $126,560 of revenue recognized during the twelve months ended September 30, 2025 and 2024 were recognized pursuant to licenses granted to Oncology Pharma, Inc.

Operating Expenses

Operating Expense were $575,101 for the twelve months ended September 30, 2025 and $653,781 for the same period ended 2024. The primarily operating expense for 2025 consists of $ 398,263 of Consulting & Professional expenses and $90,000 in rent. In the previous year Consulting and Professional fees expenditure were $363,391. During the period ended 2024 research and development expenses amounted to $153,565 constituting the second largest expense recognized during that period.

Other Income

For the twelve months ended September 30 2025, the Company reported a net other expense of $(935,962) whereas in the same period ended 2024 the Company reported the net other expense of $(251,034). Net other expense was primarily driven by the recognition of a Derivative Expense in of $(675,528) in 2025. For the period ended June 30, 2025 the Company also recognized higher interest and amortization expenses as compared to the period ended 2024.

Net Loss

The Company recognized an Operating Loss of $338,540 during the fiscal year ended September 30, 2025 whereas the Company recognized an Operating Loss of $417,221 for the same period ended 2024. The reduction in operating loss is primarily attributable to a reduction in all expense categories other than General and Administrative expenses and rent incurred during the period ended 2025 as compared to the period ended in 2025.

Net Loss is $1,274,502 for the fiscal year ended September 30, 2025 as opposed to a Net Loss of $668,255 for the same period ended 2024. The difference is primarily attributable to the recognition by the Company of a Derivative Loss of $675,528 recognized in the period ended in 2025.

Liquidity and Capital Resources

	Twelve Months ended 30-September
	2025	2024
Net cash used in operating activities	$(383,591)	$(751,536)
Net cash provided by financing activities	452,430	631,215
Net increase (decrease) in cash and cash equivalents	$68,839	$(120,321)

Operating Activities

Net cash used in operating activities for the twelve months ended September 30, 2025 was $383,591, compared to $751,536, for the same period ended 2024. The decrease in cash used in operating activities is primarily attributable to decreased operating expenses incurred by the Company during the fiscal year ended 2025 as compared to the same period ended 2024.

Financing Activities

Net cash generated by financing activities for the twelve months ended September 30, 2025 was $452,430 which consisted of proceeds from notes payables and sale of common stock.

Liquidity & Capital Resources Outlook

As of September 30, 2025, the Company had cash of $ 69,555 and a net working deficit of approximately $6.2 million.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and it has incurred and expects to continue incur significant research & development cost for products development.

The accompanying financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of September 30, 2025, the Company had cash of approximately $69,555 and an accumulated deficit of approximately $21 million. The Company has incurred recurring losses, experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities and/or governmental or private grants in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of these financial statements.

Contractual Obligations

As of September 30, 2025 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Item 15. Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer

Date:	December 30, 2025

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director

Date:	December 30, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Regen Biopharma, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Regen Biopharma, Inc. (the “Company”) as of September 30, 2025 and 2024, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

● Going Concern – As discussed in Note 2 to the financial statements, the Company has a going concern due to negative working capital and losses from operations which raises substantial doubt about its ability to continue as a going concern. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ BCRG

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

December 30, 2025

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REGEN BIOPHARMA , INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2025	2024
		(as restated)
ASSETS:
Current Assets
Cash	$69,555	$716
Accounts receivable, related party	204,873	94,873
Prepaid expenses	200	47,762
Total Current Assets	274,628	143,351

Investment securities, related party	-	17,733

TOTAL ASSETS	$274,628	$161,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,714	$29,669
Accrued expenses	1,838,230	1,664,827
Notes payable	-	252,111
Notes payable - related parties	191,339	41,708
Unearned income	1,338,611	1,465,171
Derivative liability	2,079,618	1,404,090
Convertible notes payable, net of unamortized debt discount	1,006,521	499,880
Other current liabilities	99,776	21,000
Total Current Liabilities	6,555,811	5,378,456

TOTAL LIABILITIES	6,555,811	5,378,456

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock ($.0001 par value) 5,800,000,000 authorized and 39,374,704 and 5,258,235 shares issued and outstanding, respectively	3,939	527
Preferred Stock, 0.0001 par value, 800,000,000 authorized	-	-
Series A Preferred; 739,000,000 authorized and 10,123,771 and 10,123,771 shares issued and outstanding, respectively	1,011	1,011
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 shares issued and outstanding	-	-
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 shares issued and outstanding	3	3
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 shares issued and outstanding	2	2
Additional Paid in capital	15,628,062	15,403,050
Other Comprehensive Income	(222,580)	(204,847)
Retained Earnings (Deficit)	(21,691,620)	(20,417,118)
Total Stockholders’ Equity (Deficit)	(6,281,183)	(5,217,372)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$274,628	$161,084

The accompanying Notes are an integral part of the Financial Statements

REGEN BIOPHARMA, INC.

CONSOLIDATED STATEMENT OPERATIONS

	Year Ended	Year Ended
	September 30, 2025	September 30, 2024

Net revenue:
Revenues	$126,560	$126,560
Revenues, Related Party	110,001	110,000
Net revenue	236,561	236,560

Operating expenses:
Research and Development	11,725	153,685
General and Administrative	75,113	58,920
Consulting and Professional Fees	398,263	363,961
Rent	90,000	77,215
Total operating expenses	575,101	653,781

Loss from operations	(338,540)	(417,221)

Other income (expense):
Interest Expense	(158,286)	(72,445)
Interest Expense attributable to Amortization of Discount	(52,148)	(28,998)
Derivative Income (Expense)	(675,528)	(4,091)
Penalties	(50,000)	0
Financing Fees		(145,500)
Total other income (expense), net	(935,962)	(251,034)

Net loss before income taxes	(1,274,502)	(668,255)

Income tax provision	0	0

Net loss	(1,274,502)	(668,255)

Per common share basic and diluted:
Net loss per common share, basic and diluted	$(0.05)	$(0.16)
Number of weighted average shares - basic and diluted	23,521,970	4,110,265

The accompanying Notes are an integral part of the Financial Statements

F-2

REGEN BIOPHARMA, INC

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30
	2025	2024
Net Income (Loss)	$(1,274,502)	$(668,255)
Other Comprehensive Loss:
Unrealized Loss on Investment Securities	(17,733)	(204,847)
Comprehensive Loss	$(1,292,235)	$(873,102)

The accompanying Notes are an integral part of the Financial Statements

REGEN BIOPHARMA , INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Income	Deficit	Total

Balance September 30, 2023	409,551	$40	34	$0	15,007	2	3,506,366	352	29,338	3	$14,644,467	0	$(19,748,863)	$(5,103,999)

Common Shares issued for Cash	0	0	0	0	0	0	1,001,954	100	0	0	563,622	0	0	563,722
Common Shares issued for Financing Expenses							500,000	50			145,450			145,500
Common Shares issued for Services							249,915	25			37,438			37,463
Preferred stock issued for services	20,068	2	0	0	0	0	0	0	0	0	13,042	0	0	13,044
Preferred stock distributed as dividend	9,694,152	969									(969)			0

Unrealized Loss	0	0	0	0	0	0	0	0	0	0	0	(204,847)	0	(204,847)
Net Income (Loss)	0	0	0	0	0	0	0	0	0	0	0	0	(668,255)	(668,255)

Balance September 30, 2024	10,123,771	$1,011	34	$0	15,007	$2	5,258,235	$527	29,338	$3	$15,403,050	$(204,847)	$(20,417,118)	$(5,217,372)

Balance September 30, 2024	10,123,771	$1,011	34	$0	15,007	$2	5,258,235	$527	29,338	$3	$15,403,050	$(204,847)	$(20,417,118)	$(5,217,372)

Common stock paid as dividend	0	0	0	0	0	0	15,426,385	1,543	0	0	(1,543)	0	0	0
Common stock issued in satisfaction of debt	0	0	0	0	0	0	1,180,979	118	0	0	42,007	0	0	42,125
Common stock issued in satisfaction of interest							1,319,021	132			44,253			44,385
Common Shares issued for Cash	0	0	0	0	0	0	16,190,084	1,619	0	0	140,295	0	0	141,914
Net Income (Loss)	0	0	0	0	0	0	0	0	0	0	0	0	(1,274,502)	(1,274,502)
Unrealized Loss												(17,733)		(17,733)
Balance September 30, 2025	10,123,771	$1,011	34	$0	15,007	$2	39,374,704	$3,939	29,338	$3	$15,628,062	$(222,580)	$(21,691,620)	$(6,281,183)

The accompanying Notes are an integral part of the Financial Statements

REGEN BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30	Year Ended September 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,274,502)	$(668,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in derivative liability	675,528	4,090
Increase (Decrease) in Interest expense attributable to amortization of Discount	52,148	(28,998)
Preferred Stock issued for Compensation		13,048
Common Stock issued for Compensation		37,463
Common Stock issued for Expenses	128,100	145,500
(Increase) Decrease in Accounts Receivable	(110,000)	(94,874)
(Increase) Decrease in Prepaid Expenses	47,562	(37,762)
Increase (Decrease) in Accounts Payable	821	(7)
Increase (Decrease) in Accrued Expenses	173,312	19,946
Increase (Decrease) in Penalties	50,000	0
Increase (Decrease) in Unearned Income	(126,560)	(141,687)
Net Cash Provided by (Used in) Operating Activities	(383,591)	(751,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Convertible Notes Payable	194,599	(10,000)
Increase (Decrease) in Notes Payable		77,493
Increase (Decrease) Other Liabilities	50,000
Common stock issued for cash	58,200	563,722
Borrowings from notes payable to related parties	149,631
Net Cash Provided by (Used in) Financing Activities	452,430	631,215

Net Increase (Decrease) in Cash	68,839	(120,321)

Cash at Beginning of Period	716	121,037

Cash at End of Period	$69,555	$716

Supplemental Disclosure of noncash investing and financing activities:
Common Shares issued for Notes Payable	$42,125	$0
Convesion of Notes Payble to Convertible Debt	$232,111	$0
Common Shares issued for interest	$44,395	$0

The accompanying Notes are an integral part of the Financial Statements

REGEN BIOPHARMA, INC.

Notes to Consolidated Financial Statements

As of September 30, 2025

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Matters

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which assume the Company’s ongoing operations as a going concern. The Company incurred a net comprehensive loss of $1,274,502 during the twelve months ended September 30, 2025, and has an accumulated deficit of $21,691,620 as of September 30, 2025.

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of September 30, 2025 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	3.68%
Expected Term	0.82 – (5.41) Yrs
Expected Volatility	1186.04%
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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2025 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Advertising

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the years ended September 30, 2025 and 2024

Revenue Recognition

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

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company’s product developments and patents. The Company R&D costs were $11,725 and $153,685 for the years ended September 30, 2025 and 2024.

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

As of September 30, 2024 the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2025	September 30, 2024

Accounts receivables – related party	$204,873	$94,873

Total – Accounts receivables	$204,873	$94,873

During the quarter ended June 30, 2025 there was no allowance for doubtful accounts. The CEO of the Company is also executive of the company related to accounts receivables.

4. PREPAID EXPENSES

Prepaid expenses were comprised of the following:

	September 30, 2025	September 30, 2024

Prepaid expenses	$200	$42,762
Prepaid Rent	-	5,000

Total – Accounts receivables	$200	$47,762

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

As of September 30, 2025 and September 30, 2024, the Company determined that no allowance for credit losses was required for its available-for-sale securities. Fair value measurements are categorized based on the inputs used to determine fair value. The fair values of the Company’s AFS securities are primarily based on Level 3 inputs.

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

The above mentioned constitute the Company’s sole related party investment securities as of September 30, 2025 and September 30, 2024. No public market exists for any of the securities of Zander Therapeutics, Inc. The Company owns 7.9% of the total shares of Zander Therapeutics, Inc. As of September 30, 2025 the Company recognized an unrealized loss of $17,733 on its shares of Zander Therapeutics, Inc. due to factors including low probability of a public market developing for the securities of Zander and operational losses incurred by Zander.

Investments consisted of the following:

	As of September 30, 2025	As of September 30, 2024

470,588 Common Shares of Zander Therapeutics, Inc.	$0	$6,495
725,000 Series M Preferred of Zander Therapeutics, Inc.	0	11,238

Investments, net	$0	$17,333

Common Shares of Zander Therapeutics, Inc.

On June 11, 2018, Regen Biopharma, Inc. was paid a property dividend consisting of 470,588 of the common shares of Zander Therapeutics, Inc.

Basis	Fair Value	Total Unrealized Gains/(Loss)

$87,608	$0	$(87,608)

Series M Preferred of Zander Therapeutics, Inc.

On November 29, 2018, the Company accepted 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. in satisfaction of prepaid rent and accrued interest owed to the Company collectively amounting to $13,124.

Basis	Fair Value	Total Unrealized Gains/(Loss)

$134,971	$0	$(134,971)

On September 30, 2025 and September 30, 2024, the Company revalued 470,588 of the common shares of Zander Therapeutics, Inc. and 725,000 shares of the Series M Preferred stock of Zander Therapeutics, Inc. based on the following inputs:

Fair Value of Intellectual Property	$300,000
Prepaid Expenses	65,661
Due from Employee	-
Note Receivable	40000
Accrued Interest Receivable	35,000
Investment Securities	258,255
Convertible Note Receivable	10,000
Accounts Payable	30,563
Notes Payable	400,000
Accrued Expenses Related Parties	162,011
Notes Payable Related Party	-
Accrued Expenses	647,072

Enterprise Value	1,948,562

Less: Total Debt	(1,239,646)

Portion of Enterprise Value Attributable to Shareholders	$708,916

Fair Value per Shares	$0.0155

The abovementioned constitutes the Company’s sole related party investment securities as of September 30, 2025.

6. ACCRUED EXPENSES

Accrued Expenses were comprised of the following:

	September 30, 2025	September 30, 2024

Accrued payroll taxes	$28,753	$4,241
Accrued Interest	476,434	362,533
Accrued Payroll	1,206,630	1,256,630
Accrued Rent	85,000	-
Other Accrued Expenses	41,423	41,423

Total Accrued Expenses	$1,838,230	$1,664,827

7. UNEARNED INCOME

Unearned income is attributable to payments made to the Company and its wholly owned subsidiary pursuant to two license agreements for which income is recognized over the terms of the agreement.

8. NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2025	September 30, 2024

Bostonia Partners, Inc.	$-	$48,500
Conventry Enterprises LLC	-	250,000

Total notes payable	-	248,500

Less – Accumulated amortization	-	(46,389)

Total notes payable	$-	$252,211

The terms of the notes payable are as follows:

●	Bostonia Partners, Inc.

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

In the first quarter of fiscal year 2025 this note payable of $250,000 was reclassified as a convertible note in accordance with terms and conditions of default provisions of the Note. Coventry has also elected to enforce a default provision of the Note which had the effect of increasing the interest rate to 18% and increasing outstanding principal and accrued interest to 120% of the original amounts due and payable.

9. NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	September 30, 2025	September 30, 2024

David Koos	$73,303	$1,708
BST Partners	58,836	-
Zander Therapeutics, Inc.	59,200	40,000

Total notes payable to related parties	191,339	41,708

Less – current portion	(191,339)	(41,708)

Total Long Term notes payable	$-	$-

The terms of notes payable are as follows:

●	David Koos

$73,303 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

●	BST Partners

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

During the quarter ended June 30, 2025 BST Partners lent the Company $46,621 which bears simple interest at a rate of 10% per annum

During the quarter ended September 30, 2025 the Company repaid $75,000 in principal indebtedness to BST Partners.

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

Zander Therapeutics, Inc, and the Company are under common control.

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	September 30, 2025	September 30, 2024

Lender 1 – May 5, 2017 – Annual interest rate at 10%, maturity date May 5, 2020	$200,000	$200,000
Lender 2 – May 8, 2016 – Annual interest rate at 8%, maturity date March 7, 2019	100,000	100,000
Lender 3 – April 6, 2016 – Annual interest rate at 8%, maturity date April 5, 2019	50,000	50,000
Lender 4 – December 20, 2017 – Annual interest rate at 10%, maturity date December 20, 2020	100,000	100,000
Lender 5 – October 31, 2016 – Annual interest rate at 10%, maturity date October 30, 2018	49,880	49,880
Lender 6 – September 4, 2024	277,875	-
Lender 7 – October 28, 2024	28,500	-
Lender 8- July 28, 2025	130,000	-
;Lender 9 - August 5, 2025	100,000	-
	1,036,255	499,880
Total convertible notes payable

Less – unamortized debt discount	(29,734)	-

Total convertible notes payable	$1,006,521	$499,880

i.	On May 5, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $200,000 for consideration consisting of $200,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 5, 2020. The Note is convertible into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $375 per common share as of the date which is the earlier of: As of June 30, 2025 $200,000 of the principal amount of the Note remains outstanding.

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

viii. On July 28, 2025 Regen Biopharma, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with CFI Capital LLC (“CFI”), pursuant to which CFI purchased a 6% convertible promissory Note (the “Note”) from the Company in the principal amount of $130,000 of which $13,000 was retained by CFI through an Original Issue Discount. The Note is due and payable on July 28, 2026.

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

ix. On August 5, 2025 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Labrys Fund II LP(“Labrys”), pursuant to which Labrys purchased a 6% convertible promissory Note (the “Note”) from the Company in the principal amount of $100,000 of which $15,000 was retained by Labrys through an Original Issue Discount. The Note is due and payable on August 5, 2026.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $2,079,618 was recognized by the Company as of September 30, 2025.

Derivative liability consisted of the following:

September 30, 2025

Lender 1	$770,370
Lender 4	192,593
Lender 5	385,185
Lender 6	308,750
Lender 7	54,720
Lender 8	208,000
Lender 9	160,000

Total derivative liabilities	$2,079,618

12. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2025:

●	Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 39,374,704 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of September 30, 2025: 739,000,000 is designated Series A Preferred Stock of which 10,123,771 shares are outstanding as of September 30, 2025:, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of September 30, 2025:, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of September 30, 2025.

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

On December 1, 2025 the sublease was terminated. The Company currently utilizes office space provided by the Company’s CEO on a month to month basis free of charge

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

During the quarter ended December 31, 2024 BST Partners lent the Company $46,599.

During the quarter ended March 31, 2025 BST Partners lent the Company $40,616.

During the quarter ended June 30, 2025 BST Partners lent the Company the $46,621 which bears simple interest at a rate of 10% per annum

During the quarter ended September 30, 2025 the Company repaid $75,000 in principal indebtedness to BST Partners.

BST Partners and the Company are under common control.

14. INCOME TAXES

As of September 30, 2024

Deferred tax assets:
Net operating tax carry forwards	$4,287,595
Other	-
Gross deferred tax assets	4,287,595
Valuation allowance	(4,287,595)
Net deferred tax assets	$-

As of September 30, 2025

Deferred tax assets:
Net operating tax carry forwards	$4,555,240
Other	(0)
Gross deferred tax assets	4,555,240
Valuation allowance	(4,555,240)
Net deferred tax assets

As of September 30 2024 the Company has a Deferred Tax Asset of $4,287,595 completely attributable to net operating loss carry forwards of approximately $21,691,620. The amount and availability of any net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward.

As of September 30 2025 the Company has a Deferred Tax Asset of $4,555,240 completely attributable to net operating loss carry forwards of approximately $21,709,233. The amount and availability of any net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain.

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

$204,847 in Unrealized Losses on Investment Securities has been reclassified as Other Comprehensive Income

Cumulative Effect of Restatement of Previously Issued Financial Statements for the Year ended September 30, 2024:

REGEN BIOPHARMA , INC.

CONSOLIDATED BALANCE SHEETS

	Originally Presented As of September 30, 2024	Adjustments	Restated As of September 30, 2024
ASSETS
Current Assets
Cash	$716	-	$716
Accounts Receivable, Related Party	94,873	-	94,873
Prepaid Assets	64,289	(16,527)	47,762
Total Current Assets	159,878	(16,527)	143,351

Other Assets
Investment Securities, Related Party	17,733	-	17,733
Total Other Assets	17,733	-	17,733
TOTAL ASSETS	$177,611	(16,527)	$161,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	29,669	-	29,669
Accrued Expenses	1,664,827	-	1,664,827
Notes Payable	293,819	-	293,819
Unearned Income	1,465,171	-	1,465,171
Unearned Income (Related Party)	-	-	-
Derivative Liability	1,397,274	6,816	1,404,090
Convertible Notes Payable Less unamortized discount	499,880	-	499,880
Convertible Notes Payable, Related Parties Less unamortized discount	-	-	-
Other Current Liabilities	21,000	-	21,000
Total Current Liabilities	5,371,640	6,816	5,378,456

Long Term Liabilities:
Notes Payable	-	-	-
Total Long Term Liabilities	-	-	-
TOTAL LIABILITIES	5,371,640	6,816	5,378,456

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock ($.0001 par value) 500,000,000 shares authorized; 5,800,000,000 authorized and 3,354,866 issued and outstanding as of September 30,2022 and 3,506,366 shares issued and outstanding as of September 30, 2023.	527	-	527
Preferred Stock, 0.0001 par value, 800,000,000 authorized as of September 30,2022 and September 30, 2023 respectively	-	-	-
Series A Preferred; 739,000,000 authorized as of September 30, 2023 and 540,000,000 authorized as of September 30, 2022; 293,033 and 409,551 outstanding as of September 30,2022 and September 30, 2023 respectively	1,011	-	1,011
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 and 34 outstanding as of September 30, 2022 and September 30,2023 respectively	-	-	-
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 outstanding as of September 30, 2023 and 60,000,000 authorized and 29,338 outstanding as of September 30, 2022	3	-	3
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 outstanding as of September 30, 2023 and 7 outstanding as of September 30,2022	2	-	2
Additional Paid in capital	14,684,216	(17,492)	14,666,724
Contributed Capital	736,326	-	736,326
Accumulated Other Comprehensive Income	-	(204,847)	(204,847)
Retained Earnings (Deficit)	(20,616,114)	198,996	(20,417,118)
Total Stockholders’ Equity (Deficit)	(5,194,030)	(23,343)	(5,217,373)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$177,611	(16,527)	$161,084

REGEN BIOPHARMA , INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Originally Presented As of September 30, 2024	Adjustments	Restated As of September 30, 2024
REVENUES
Revenues	$126,560	-	$126,560
Revenues, Related Party	110,000	-	110,000
TOTAL REVENUES	236,560	-	236,560

COST AND EXPENSES
Research and Development	153,685	-	153,685
General and Administrative	58,920	-	58,920
Consulting and Professional Fees	364,927	(966)	363,961
Rent	77,215	-	77,215
Total Costs and Expenses	654,747	(966)	653,781
OPERATING INCOME (LOSS)	$(418,187)	966	$(417,221)
OTHER INCOME & (EXPENSES)
Interest Expense	(72,445)	-	(72,445)
Interest Expense attributable to Amortization of Discount	28,998	(57,996)	(28,998)
Unrealized Gain (Loss) on sale of Investment Securities	(204,847)	204,847	-
Derivative Income (Expense)	2,726	(6,817)	(4,091)
Financing Fees	(145,500)	-	(145,500)
Gain (Loss) on Extinguishment Convertible Debt	-	-	-
Adjustment		57,996
TOTAL OTHER INCOME (EXPENSE)	(391,068)	198,030	(251,034)
NET INCOME (LOSS)	$(809,255)	198,995	$(668,255)

16. SUBSEQUENT EVENTS

The Company assessed subsequent events through the date on which the financial statements became available for issuance. The Company has determined that there are no subsequent events that require disclosure other than the following:

On October 2, 2025 the Company entered into a consulting agreement with Dr. Harry Lander (“Lander Agreement”). Under the terms and conditions of the Lander Agreement Harry Lander will assist the Company in regard to a planned Phase I Clinical Trial of HemaXellerate. The term of the Lander Agreement is from October 3, 2025 to the earlier of October 3, 2028 or successful completion of the planned Phase I Clinical Trial of HemaXellerate (“ Consulting Period”).

As consideration for services to be rendered pursuant to this Agreement Dr. Lander was paid twenty million newly issued common shares of the Company (“Compensation Shares”) subject to a vesting schedule.

The Compensation Shares may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by Lander (“ Transfer Restriction”) except as follows:

All Compensation Shares shall vest upon successful completion of planned Phase I Clinical Trial of HemaXellerate, such Clinical Trial having been conducted with the assistance of the Consultant pursuant to the terms and conditions of this Agreement.

In the event of termination of the Consulting Period any Compensation Shares still subject to Transfer Restrictions shall be forfeited by the Consultant and ownership of those Compensation Shares shall be transferred back to the Company.

On October 2, 2025 the Company entered into an agreement with David Koos, the Company’s Chairman and Chief Executive Officer (“Koos Agreement”). Pursuant to the Koos Agreement David Koos was paid twenty million newly issued common shares of the Company (“Koos Compensation Shares”) subject to a vesting schedule. The Company has issued these shares to Davis Koos as consideration for services to be rendered by Koos in connection with a planned Phase I Clinical Trial of HemaXellerate.

The Koos Compensation Shares may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by David Koos (“ Transfer Restriction”) except as follows:

All Koos Compensation Shares shall vest upon successful completion of planned Phase I Clinical Trial of HemaXellerate, such Clinical Trial having been conducted with the assistance of the Consultant pursuant to the terms and conditions of this Agreement.

On October 2, 2025 the Company issued twenty million newly issued common shares of the Company to Harry Lander pursuant to the Lander Agreement and subject to a vesting schedule.

On October 2, 2025 the Company issued twenty million newly issued common shares of the Company to David Koos pursuant to the Koos Agreement and subject to a vesting schedule.

Compensation shares were issued to both Koos and Lander on October 2, 2025

On October 8, 2025 the Company issued 6,800,000 common shares (“Shares”) for consideration consisting of $68,000.

On October 27, 2025 the Company issued 3,500,000 common shares (“Shares”) for consideration consisting of $35,000.

On October 27, 2025 the Company issued 4,500,000 common shares (“Shares”) in satisfaction of $30,204 of principal convertible indebtedness and $13,536 of accrued interest on convertible indebtedness.

On October 28, 2025 the Company issued 7,100,000 common shares (“Shares”) for consideration consisting of $71,000.

On November 10, 2025 the Company issued 1,780,000 common shares (“Shares”) for consideration consisting of $17,800.

On November 12, 2025 the Company issued 5,000,000 common shares (“Shares”) in satisfaction of $38,037 of principal convertible indebtedness and $2,463 of accrued interest on convertible indebtedness.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended September 30, 2025 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended September 30, 2024 are fairly stated, in all material respects, in accordance with GAAP.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Non-Executive Employees and Directors

The following table sets forth the name, age as of December 26, 2025, and current position of the individuals who serve as directors and executive officers of the Company. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

As of December 26, 2025 David R. Koos serves as the Company’s sole officer and director. During the fiscal years ended 2024 and 2025 David R. Koos served as the Company’s sole officer and director

MANAGEMENT AND DIRECTORS

David R. Koos:

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

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Employment History:

David R. Koos, 67 has served as Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer of SYBLEU INC., a biotechnology company, from June 12, 2020 to December 13, 2022. David R. Koos served as Chief Financial Officer of SYBLEU INC. from June 12, 2020 to July 21, 2020. On March 23, 2021 David R. Koos assumed the position of sole officer and director of Zander Therapeutics, Inc., a biotechnology company.

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

EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO	From October 1, 2023 to September 30, 2024	$0	0	0	0	0

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Total Deferred Compensation Earnings ($)
David Koos Chairman, and CEO	From October 1, 2024 to September 30, 2025	$50,000	*	0	0	0	0

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

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of November 10, 2025 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

Based on 108,054,704 shares issued and outstanding

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage
Common	David R. Koos	27,436,799	*	27%
	c/o Regen Biopharma, Inc.*
Common	Harry Lander
	131 CHEMIN OIHAN BAZTER VILLEFRANQUE 64990 France	20,020,001		19.4%
Common	All Officers and Directors as a Group	27,436,799	*	27%

*includes 19 shares held by BMXP Holdings Shareholder’s Business Trust and 11 shares held by the AFN Trust and 366,651 shares held by Zander Therapeutics, Inc.

Based on 10,123,771 shares issued and outstanding

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series A Preferred	David R. Koos		4.08%
	c/o Regen Biopharma, Inc.*	413,288

Series A Preferred	All Officers and Directors as a Group	413,288	4.08%

* Includes 11 share held by BMXP Holdings Shareholder’s Business Trust, , 366,651 shares held by Zander Therapeutics, Inc. and 7 share held by the AFN Trust.

Based on 29,338 shares outstanding

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series M Preferred	David R. Koos	7,667	26.14%
	c/o Regen Biopharma, Inc
Series M Preferred	Todd S. Caven	6,667	22.73%
	8578 TERRACEVIEW LANE NORTH
	MAPLE GROVE, MN 55311
Series M Preferred	Roger Formisano	2,001	6.82%
	4124 N. 64th Street
	Scottsdale, AZ 85251
Series M Preferred	Robert D. Hopkins	2,001	6.82%
	11642 N. 40th Place
	Phoenix, AZ 85028
Series M Preferred	Harry Lander	6,667	22.73%
	50 SUTTON PLACE SOUTH
	APT. 6A
	NEW YORK, NY 10022
Series M Preferred	Jean-Pierre Millon	4,001	13.64%
	3908 E. San Miguel Ave
	Paradise Valley, AZ 85253
Series M Preferred	All Officers and Directors as a Group	7,667	26.14%

based on 334 shares outstanding

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series AA Preferred	David R. Koos
	c/o Regen Biopharma, Inc.	334	100%

Series AA Preferred	All Officers and Directors as a Group	334	100%

based on 15,007 shares outstanding

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Series NC Preferred	David R. Koos
	c/o Regen Biopharma, Inc.	15,007	100%

Series NC Preferred	All Officers and Directors as a Group

Item 13. Certain Relationships and Related Transactions, and Director Independence

Regarding Certain Relationships and Related Transactions see Note 13 of Notes to Consolidated Financial Statements for the Fiscal Year ended September 30, 2025 included in this document.

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

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended September 30, 2025 these fees were primarily derived from review of financial statements in the Company’s Form 10-Q Reports.

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
$38,000

The following table sets forth the aggregate fees billed to us by Bush and Associates CPA LLC for the period beginning October 1, 2023 and ending September 30, 2024:

Audit Fees	$0
Audit Related Fees	6,000
Tax Fees	0
All Other Fees	0
$6,000

The following table sets forth the aggregate fees billed to us by BCRG Group for the period beginning October 1, 2023 and ending September 30, 2024:

Audit Fees	$45,000
Audit Related Fees	5,000
Tax Fees	0
All Other Fees	2500
$52,500

