Form 10-Q
period 2025-12-31
Regen BioPharma Inc
filed 2026-02-13
CIK 1589150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-191725

REGEN BIOPHARMA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

45-5192997

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

8697 La Mesa Blvd, Suite C#107

La Mesa CA 91942

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
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 2, 2026 Regen Biopharma, Inc. had 129,468,577 common shares outstanding.

As of February 2, 2026 Regen Biopharma, Inc. had 10,123,771 shares of Series A Preferred Stock outstanding.

As of February 2, 2026 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of February 2, 2026 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of February 2, 2026 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	September 30, 2025
	(Unaudited)
ASSETS:
Current Assets
Cash	$4,578	$69,555
Accounts receivable, related party	232,298	204,873
Prepaid expenses	200	200
Total Current Assets	237,076	274,628

Investment securities, related party	-	-

TOTAL ASSETS	$237,076	$274,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,024	$1,714
Accrued expenses	1,852,221	1,838,230
Notes payable		-
Notes payable - related parties	132,504	191,339
Unearned income	1,306,971	1,338,611
Derivative liability	2,460,443	2,079,618
Convertible notes payable, net of unamortized debt discount	947,132	1,006,521
Other current liabilities	99,776	99,776
Total Current Liabilities	6,810,073	6,555,811

TOTAL LIABILITIES	6,810,073	6,555,811

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock ($.0001 par value) 5,800,000,000 authorized and 108,054,704 and 39,374,704 shares issued and outstanding, respectively	10,806	3,939
Preferred Stock, 0.0001 par value, 800,000,000 authorized		-
Series A Preferred; 739,000,000 authorized and 10,123,771 and 10,123,771 shares issued and oustanding, resepctively	1,011	1,011
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 shares issued and outstanding		-
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 shares issued and outstanding	3	3
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 shares issued and outstanding	2	2
Additional Paid in capital	16,297,234	15,628,062
Other Comprehensive Income	(222,580)	(222,580)
Retained Earnings (Deficit)	(22,659,473)	(21,691,620)
Total Stockholders’ Equity (Deficit)	(6,572,997)	(6,281,183)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$237,076	$274,628

The accompanying Notes are an integral part of these Financial Statements

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OPERATIONS

(Unaudited)

	Quarter Ended	Quarter Ended
	December 31, 2025	December 31, 2024

Net revenue:
Revenues	$31,640	$31,640
Revenues, Related Party	27,425	27,425
Net revenue	59,065	$59,065

Operating expenses:
Research and Development	210,000	0
General and Administrative	231,925	13,317
Consulting and Professional Fees	153,764	84,626
Rent	15,000	22,500
Total operating expenses	610,689	120,443

Loss from operations	(551,624)	(61,378)

Other income (expense):
Interest Expense	(26,553)	(25,352)
Interest Expense attributable to Amortization of Discount	(8,850)	(12,639)
Derivative Income (Expense)	(380,826)	(416,016)
Penalties	0
Financing Fees	0
Total other income (expense), net	(416,229)	(454,007)

Net loss before income taxes	(967,853)	(515,384)

Income tax provision	0	0

Net loss	(967,853)	(515,384)

Per common share basic and diluted:
Net loss per common share, basic and diluted	$(0.01)	(0.13)
Number of weighted average shares - basic and diluted	99,609,650	4,110,265

The accompanying Notes are an integral part of the Financial Statements

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

Quarter Ended December 31, 2025

(Unaudited)

	Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Income	Deficit	Total

Balance September 30, 2025	10,123,771	$1,011	34	$0	15,007	$2	39,374,704	$3,939	29,338	$3	$15,628,062	$(222,580)	$(21,691,620)	$(6,281,183)
Common Shares issued for Cash							19,180,000	1,918			189,882			191,800
Restricted Stock Award , Employee							20,000,000	2,000			198,000			200,000
Restricted Stock Award , Nonemployee							20,000,000	2,000			198,000			200,000
Common Shares issued for Debt							7,803,333	780			67,461			68,241
Common Shares issued for Interest							1,696,667	170			15,829			15,999
Net Income ( Loss)													(967,853)	(967,853)
Balance, December 31, 2025	10,123,771	$1,011	34	$0	15,007	2	108,054,704	10,806	29,338	3	16,297,234	(222,580)	(22,659,473)	(6,572,997)

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

Quarter Ended December 31, 2024

(Unaudited)

	Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred		Additional Paid in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance September 30, 2024	10,123,771	$1,011	34		15,007	$2	5,258,235	$527	29,338	$3	$15,403,050	$(204,847)	$(20,417,118)	(5,217,372)
Common stock paid as dividend							15,426,385	1,543			(1,543)			0
Common stock issued in satisfaction of debt							500,000	50			19,950			20,000
Common stock issued for Services							370,084	37			33,678			33,715
Net Income ( Loss) for the quarter													(515,385)	(515,385)
Balance December 31, 2024	10,123,771	$1,011	34		15,007	$2	21,554,704	$2,157	29,338	$3	$15,455,134	$(204,847)	$(20,932,504)	$(5,679,043)

The accompanying Notes are an integral part of these Financial Statements

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended	Quarter Ended
	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(967,853)	-515384
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in derivative liability	380,826	416016
Increase (Decrease) in Interest expense attributable to amortization of Discount	8,850	12,639
Preferred Stock issued for Compensation
Common Stock issued for Compensation	400,000	5203
Common Stock issued for Expenses
(Increase) Decrease in Accounts Receivable	(27,425)	-27424
(Increase) Decrease in Prepaid Expenses		25023
Increase (Decrease) in Accounts Payable	9,310	6,336
Increase (Decrease) in Accrued Expenses	29,991	42852
Increase (Decrease) in Penalties
Increase ( Decrease) in Unearned Income	(31,640)	(31,640)
Net Cash Provided by (Used in) Operating Activities	(197,941)	(66,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease)in Convertible Notes Payable	0	65,799
Increase (Decrease)in Notes Payable	(58,836)
Increase (Decrease) Other Liabilities
Common stock issued for cash	191,800
Borrowings from notes payable to related parties
Net Cash Provided by (Used in) Financing Activities	132,964	65799

Net Increase (Decrease) in Cash	(64,977)	-581

Cash at Beginning of Period	69,555	716

Cash at End of Period	$4,578	$135

Supplemental Disclosure of noncash investing and financing activities:
Common Shares issued for Notes Payable	$68,241	$0
Convesion of Notes Payble to Convertible Debt
Common Shares issued for interest	$15,999	$0

The accompanying Notes are an integral part of the Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of December 31, 2025

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Matters

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which assume the Company’s ongoing operations as a going concern. The Company incurred a net comprehensive loss of $967,853 during the three months ended December 31, 2025, and has an accumulated deficit of $22,659,473 as of December 31, 2025.

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of December 31, 2025 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	3.48%
Expected Term	0.57 – (5.66) Yrs
Expected Volatility	1192.672%
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

Advertising

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarters ended December 31, 2025 and 2024

Revenue Recognition

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

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company’s product developments and patents. The Company R&D costs were $210,000 and $ 0 for the quarters ended December 31, 2025 and 2024.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2025	September 30, 2025

Accounts receivables – related party	$232,298	$204,873

Total – Accounts receivables	$232,298	$204,873

During the quarter ended December 31, 2025 there was no allowance for doubtful accounts. The CEO of the Company is also executive of the company related to accounts receivables.

4. PREPAID EXPENSES

Prepaid expenses were comprised of the following:

	December 31, 2025	September 30, 2025

Prepaid expenses	$200	$200

Total – Accounts receivables	$200	$200

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

6. ACCRUED EXPENSES

Accrued Expenses were comprised of the following:

	December 31, 2025	September 30, 2025

Accrued payroll taxes	$38,153	$28,753
Accrued Interest	486,988	476,434
Accrued Payroll	1,206,630	1,206,630
Accrued Rent	79,027	85,000
Other Accrued Expenses	41,423	41,423

Total Accrued Expenses	$1,852,221	$1,838,230

7. UNEARNED INCOME

Unearned income is attributable to payments made to the Company and its wholly owned subsidiary pursuant to two license agreements for which income is recognized over the terms of the agreement.

8. NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2025	September 30, 2025

Bostonia Partners, Inc.	$-	$
Conventry Enterprises LLC	-

Total notes payable	-

Less – Accumulated amortization	-

Total notes payable	$-	$

9. NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	December 31, 2025	September 30, 2025

David Koos	$73,303	$73,303
BST Partners	0	58,836
Zander Therapeutics, Inc.	59,200	50,200

Total notes payable to related parties	132,503	191,339

Less – current portion	(132,503)	(191,339)

Total Long Term notes payable	$-	$-

The terms of notes payable are as follows:

●	David Koos

$73,303 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

●	Zander Therapeutics, Inc.

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

Zander Therapeutics, Inc, and the Company are under common control.

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2025	September 30, 2025

Lender 1 – May 5, 2017 – Annual interest rate at 10%, maturity date May 5, 2020	$200,000	$200,000
Lender 2 – May 8, 2016 – Annual interest rate at 8%, maturity date March 7, 2019	100,000	100,000
Lender 3 – April 6, 2016 – Annual interest rate at 8%, maturity date April 5, 2019	50,000	50,000
Lender 4 – December 20, 2017 – Annual interest rate at 10%, maturity date December 20, 2020	100,000	100,000
Lender 5 – October 31, 2016 – Annual interest rate at 10%, maturity date October 30, 2018	49,880	49,880
Lender 6 – September 4, 2024	209,636	277,875
Lender 7 – October 28, 2024	28,500	28,500
Lender 8- July 28, 2025	130,000	130,000
;Lender 9 - August 5, 2025	100,000	100.000
	968,014	1,036,255
Total convertible notes payable

Less – unamortized debt discount	(20,884)	(29,734)

Total convertible notes payable	$947,132	$1,006,521

i.	On May 5, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $200,000 for consideration consisting of $200,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 5, 2020. The Note is convertible into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $375 per common share as of the date which is the earlier of: As of June 30, 2025 $200,000 of the principal amount of the Note remains outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $2,460,443 was recognized by the Company as of December 31, 2025.

Derivative liability consisted of the following:

December 31, 2025

Lender 1	$1,081,081
Lender 4	270,270
Lender 5	540,541
Lender 6	22,934
Lender 7	28,500
Lender 8	292,793
Lender 9	225,225

Total derivative liabilities	$2,460,443

12. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2025:

●	Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 108,054,704 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of December 31, 2025: 739,000,000 is designated Series A Preferred Stock of which 10,123,771 shares are outstanding as of December 31, 2025:, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of December 31, 2025:, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of December 31, 2025.

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

On November 12, 2025 the Company issued 5,000,000 common shares (“Shares”)in satisfaction of $38,037 of principal convertible indebtedness and $2,463 of accrued interest on convertible indebtedness.

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

The Agreement may be terminated by The Company:

◌	If Zander has not sold any Licensed Product by ten years of the effective date of the Agreement or Zander has not sold any Licensed Product for any twelve (12) month period after Zander’s first commercial sale of a Licensed Product.

◌	The Agreement may be terminated by Zander with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to The Company with regard to that License IP.

◌	The Agreement may be terminated by Zander with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to The Company with regard to that License IP is terminated.

The Agreement may be terminated by either party in the event of a material breach by the other party.

The CEO of the Company is also the CEO and chairman of Zander.

●	Sublease of Facility

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

BST Partners is controlled by David Koos who serves as the sole officer and director of Regen Biopharma, Inc.

●	Notes Payable to Related Parties

The Company had the following notes payable to related party transactions

◌	Notes Payable to David Koos, CEO of the Company

$73,303 lent to the Company by David Koos, the Company’s sole Board Member and Officer, is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

◌	Notes Payable to Zander Therapeutics, Inc.

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

14. INCOME TAXES

As of December 31, 2025

Deferred tax assets:
Net operating tax carry forwards	$4,758,405
Other	-
Gross deferred tax assets	4,758,405
Valuation allowance	(4,758,405)
Net deferred tax assets	$-

As of September 30, 2025

Deferred tax assets:
Net operating tax carry forwards	$4,555,240
Other	(0)
Gross deferred tax assets	4,555,240
Valuation allowance	(4,555,240)
Net deferred tax assets

As of December 31 2025 the Company has a Deferred Tax Asset of $4,758,405 completely attributable to net operating loss carry forwards of approximately $22,659,473. The amount and availability of any net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward.

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

On January 15, 2026 the Company issued 5,000,000 common shares (“Shares”) in satisfaction of $11,449 of principal convertible indebtedness and $8,101 of accrued interest on convertible indebtedness.

On January 19, 2026 the Board of Directors of Regen Biopharma, Inc.(“Regen”) declared a dividend to all shareholders of record as of February 3, 2026 (“Record Date”) to be paid to shareholders on or about February 9, 2026 such dividend to be payable in shares of the Regen’s authorized but unissued Series A Preferred Stock and to consist of one share of Series A Preferred Stock for every one share of Regen Biopharma, Inc. Common Stock owned as of the Record Date, every one share of Regen Biopharma, Inc. Series A Preferred Stock owned as of the Record Date, every one share of Series AA Preferred Stock owned as of the Record Date, every one share of Series M Preferred Stock owned as of the Record Date and every one share of Series NC Preferred Stock owned as of the Record Date.

On January 29, 2026 the Company issued 5,302,732 common shares (“Shares”) in satisfaction of $12,000 of principal convertible indebtedness and $1,000 of accrued interest on convertible indebtedness.

On January 30, 2026 the Company issued 11,111,111 common shares (“Shares”) for consideration consisting of $50,000.

On February 3. 2026 the Company issued 5,000,000 common shares (“Shares”) in satisfaction of $12,250 of principal convertible indebtedness.

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

	Three Months Ended
	December 31, 2025		December 31 2024		Changes
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percentage
Net revenue:
Revenues	31,640	53.57%	31,640	13.38%	0	0.00%
Revenues, Related Party	27,425	46.43%	27,425	11.59%	0	0.00%
Net revenue	59,065	100.00%	59,065	24.97%	0	0.00%

Operating expenses:
Research and Development	210,000	355.54%	0	0.00%	210,000	100.00%
General and Administrative	222,525	376.75%	13,317	5.63%	209,208	94.02%
Consulting and Professional Fees	153,764	260.33%	84,626	35.77%	69,138	44.96%
Rent	15,000	25.40%	22,500	9.51%	(7,500)	-50.00%
Total operating expenses	610,689	1018.02%	120,443	50.91%	490,246	80.28%

Loss from operations	(551,624)	-933.93%	(61,378)	-25.95%	(490,246)	88.87%
Other income (expense):
Interest Expense	(26,553)	-44.96%	(25,352)	-10.72%	(1,201)	4.52%
Interest Expense attributable to Amortization of Discount	(8,850)	-14.98%	(12,639)	-5.34%	3,789	-42.81%
Derivative Income (Expense)	(380,826)	-644.76%	(416,016)	-175.86%	35,190	-9.24%
Penalties	0	0.00%		0.00%	0	0
Financing Fees	0			0.00%	0	-100.00%
Total other income (expense), net	(416,229)	-704.70%	(454,007)	-191.92%	37,778	-9.08%

Net loss before income taxes	(967,853)	-1638.64%	(515,384)	-217.87%	(452,469)	46.75%
		0.00%
Income tax provision	0		0

Net loss	(967,853)	-1638.64%	(515,384)	-217.87%	(452,469)	46.75%

Results of Operations

Three months ended December 31, 2025 and 2024

Revenues

Revenues from continuing operations were $59,065 for the three months ended December 31, 2025 and $59,065 for the same period ended 2024. $27,425 of revenue from related parties recognized during the three months ended December 31, 2025 and consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. as did $27,425 for the period ended 2024. $31,640 of revenue recognized during both of the three months ended December 31, 2025 and 2024 were recognized pursuant to licenses granted to Oncology Pharma, Inc.

Operating Expenses

Operating Expense were $610,689 for the three months ended December 31, 2025 and $ 120,443 for the same period ended 2024. The primarily operating expenses for 2025 consists of $ 210,000 of Research and Development expenses and $231,925 of General and Administrative Expenses. In the same period in previous year Research and Development expenses were $0 and General and Administrative Expenses were $13,317.

Other Income

For the three months ended December 31 2025, the Company reported a net other expense of $(416,229) whereas in the same period ended 2024 the Company reported the net other expense of $(454,007). Net other expense for the quarter ended 2025 was primarily driven by a greater Operating Loss recognized during the quarter ended 2025 the Company also recognized higher interest expense and lower amortization expenses as compared to the quarter ended 2024.

Net Loss

The Company recognized an Operating Loss of $551,624 during the three months ended December 31, 2025 whereas the Company recognized an Operating Loss of $61,378 for the same period ended 2024. The increase in operating loss is primarily attributable to an increase in all expense categories other than rent incurred during the period ended 2025 as compared to the period ended in 2025.

Net Loss is $ 967,853 for the three months ended December 31, 2025 as opposed to a Net Loss of $515,384 for the same period ended 2024. The difference is primarily attributable to the recognition by the Company of a larger Operating Loss during the period ended in 2025.

Working capital deficit increased by $291,814 from September 30, 2025 to December 31, 2025, primarily due to increase in Derivative Liability.

	Three Months ended December 31
	2025	2024
Net cash used in operating activities	$(197,941)	$(66,379)
Net cash provided by financing activities	132,694	65,799
Net increase (decrease) in cash and cash equivalents	$(64,977)	$(581)

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2025 was $197,941 compared to $66,379, for the same period ended 2024. The increase in cash used in operating activities is primarily attributable to increased operating expenses incurred by the Company during the three months ended December 31, 2025 as compared to the same period ended 2024.

Financing Activities

Net cash generated by financing activities for the three months ended December 30, 2025 was $132,964 which consisted of proceeds from sales of newly issued common stock.

Liquidity & Capital Resources Outlook

As of December 31, 2025, the Company had cash of $ 4,578 and net working deficit of approximately $6.5 million.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and it has incurred and expects to continue incur significant research & development cost for products development.

The accompanying financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of December 31, 2025, the Company had cash of approximately $4,578 and an accumulated deficit of approximately $22 million. The Company has incurred recurring losses, experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of these financial statements.

Contractual Obligations

As of December 31, 2025 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October 1, 2025 and ending on December 31, 2025, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

The Shares were issued pursuant to a Tier 2 Regulation A Offering. The Shares were sold directly through our management

On October 27, 2025 the Company issued 3,500,000 common shares (“Shares”) for consideration consisting of $35,000.

The Shares were issued pursuant to a Tier 2 Regulation A Offering. The Shares were sold directly through our management

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

The Shares were issued pursuant to a Tier 2 Regulation A Offering. The Shares were sold directly through our management

On November 10, 2025 the Company issued 1,780,000 common shares (“Shares”) for consideration consisting of $17,800.

The Shares were issued pursuant to a Tier 2 Regulation A Offering. The Shares were sold directly through our management

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

On January 15, 2026 the Company issued 5,000,000 common shares (“Shares”) in satisfaction of $11,449 of principal convertible indebtedness and $8.101 of accrued interest on convertible indebtedness.

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

On January 29, 2026 the Company issued 5,302,732 common shares (“Shares”) in satisfaction of $12,000 of principal convertible indebtedness and $1,000 of accrued interest on convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On January 30, 2026 the Company issued 11,111,111 common shares (“Shares”) for consideration consisting of $50,000.

The Shares were issued pursuant to a Tier 2 Regulation A Offering. The Shares were sold directly through our management.

On February 3. 2026 the Company issued 5,000,000 common shares (“Shares”) in satisfaction of $12,250 of principal convertible indebtedness.

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

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	February 13, 2026

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	February 13, 2026

