Form 10-Q
period 2026-03-31
Regen BioPharma Inc
filed 2026-05-14
CIK 1589150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2026 Regen Biopharma, Inc. had 511,957,643 common shares outstanding.

As of May 1, 2026 Regen Biopharma, Inc. had 154,760, 498 shares of Series A Preferred Stock outstanding.

As of May 1, 2026 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of May 1, 2026 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of May 1, 2026 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	September 30, 2025
	(Unaudited)
ASSETS:
Current Assets
Cash	$271	$69,555
Accounts receivable, related party	259,723	204,873
Prepaid expenses	200	200
Total Current Assets	260,194	274,628

Investment securities, related party	-	-

TOTAL ASSETS	$260,194	$274,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,150	$1,714
Accrued expenses	1,985,896	1,838,230
Notes payable	132,503	-
Notes payable - related parties	8,926	191,339
Unearned income	1,275,331	1,338,611
Derivative liability	1,278,763	2,079,618
Convertible notes payable, net of unamortized debt discount	817,717	1,006,521
Other current liabilities	99,776	99,776
Total Current Liabilities	5,619,062	6,555,811

TOTAL LIABILITIES	5,619,062	6,555,811

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock ($.0001 par value) 5,800,000,000 authorized and 351,438,592 and 39,374,704 shares issued and outstanding, respectively	35,144	3,939
Preferred Stock, 0.0001 par value, 800,000,000 authorized		-
Series A Preferred; 739,000,000 authorized and 154,760,498 and 10,123,771 shares issued and outstanding respectively	15,475	1,011
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 shares issued and outstanding		-
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 shares issued and outstanding	3	3
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 shares issued and outstanding	2	2
Additional Paid in capital	16,480,634	15,628,062
Other Comprehensive Income	(222,580)	(222,580)
Retained Earnings (Deficit)	(21,667,546)	(21,691,620)
Total Stockholders’ Equity (Deficit)	(5,358,868)	(6,281,183)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$260,194	$274,628

The accompanying Notes are an integral part of these Financial Statements

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OPERATIONS

(Unaudited)

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Net revenue:
Revenues	$31,640	$31,640	$63,280	$63,280
Revenues, Related Party	27,425	27,425	54,849	54,850
Net revenue	59,065	59,065	118,129	118,130

Operating expenses:
Research and Development	2,216	0	212,216	0
General and Administrative	32,104	13,348	264,029	26,665
Consulting and Professional Fees	178,454	136,566	332,218	221,192
Rent	0	22,500	15,000	45,000
Total operating expenses	212,774	172,414	823,462	292,857

Profit (Loss) from operations	(153,709)	(113,349)	(705,333)	(174,727)

Other income (expense):
Interest Expense	(27,388)	(22,329)	(53,941)	(47,681)
Interest Expense attributable to Amortization of Discount	(8,656)	(12,639)	(17,506)	(25,278)
Derivative Income (Expense)	1,181,680	128,963	800,854	(287,053)
Penalties	0	0	0	0
Financing Fees	0	0	0	0
Total other income (expense), net	1,145,636	93,995	729,407	(360,012)

Net profit (loss) before income taxes	991,927	(19,354)	24,074	(534,739)

Income tax provision	0	0	0	0

Net profit (loss)	991,927	(19,354)	24,074	(534,739)
Net profit attributable to common shareholders	688,398	0	16,707	0

Per common share basic and diluted:
Net loss per common share, basic and diluted	$0.00	$(0.00)	$0.00	$(0.03)
Number of weighted average shares - basic and diluted	184,943,349	21,554,704	141,615,973	18,730,773

The accompanying Notes are an integral part of the Financial Statements

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

Three Months Ended March 31, 2026

(Unaudited)

	Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Income	Deficit	Total

Balance, December 31, 2025	10,123,771	$1,011	34	$0	15,007	$2	108,054,704	$10,806	29,338	$3	$16,297,234	$(222,580)	($22,659,473)	$(6,572,997)
Common Shares issued for Cash							11,111,111	1,111			48,889			50,000
Common Shares issued for principal indebtedness							188,261,418	18,826			119,246			138,072
Common Shares issued for interest							7,268,393	727			12,903			13,630
Common Shares issued for expenses							36,742,966	3,674			16,826			20,500
Preferred Shares distributed as dividend in kind	144,636,727	14,464									(14,464)			0
Net Income (Loss)													991,927	991,927
Balance March 31, 2026	154,760,498	$15,475	34	$0	15,007	$2	351,438,592	$35,144	29,338	$3	$16,480,634	$(222,580)	$(21,667,546)	$(5,358,868)

Three Months Ended March 31, 2025
(Unaudited)
Balance, December 31, 2024	10,123,771	$1,011	34	$0	0	0	21,554,704	$2,157	29,338	$3	15,455,134	$(204,847)	$(20,932,505)	$(5,679,045)
Met Income (Loss)													(19,354)	(19,354)
Balance March 31, 2025	10,123,771	$1,011	34	$0	15,007	2	21,554,704	$2,157	29,338	$3	15,455,134	$(204,847)	$(20,951,859)	$(5,698,399)

The accompanying Notes are an integral part of the Financial Statements

REGEN BIOPHARMA , INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

Six Months Ended March 31, 2026

(Unaudited)

	Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Income	Deficit	Total

Balance September 30, 2025	10,123,771	$1,011	34	$0	15,007	$2	39,374,704	$3,939	29,338	$3	$15,628,062	$(222,580)	$(21,691,620)	$(6,281,183)
Common Shares issued for Cash							30,291,111	3,029			238,771			241,800
Restricted Stock Award , Employee							20,000,000	2,000			198,000			200,000
Restricted Stock Award , Nonemployee							20,000,000	2,000			198,000			200,000
Common Shares issued for Debt							196,064,751	19,606			186,707			206,313
Common Shares issued for Interest							8,965,060	897			28,732			29,629
Commom Shares issued for Expenses							36,742,966	3,674			16,826			20,500
Preferred Shares distributed as dividend in kind	144,636,727	14,464									(14,464)			0
Net Income ( Loss)													24,074	24,074
Balance, March 31, 2026	154,760,498	$15,475	34	$0	15,007	2	351,438,592	35,144	29,338	3	16,480,634	(222,580)	(21,667,546)	(5,358,868)

Six Months Ended March 31, 2025
(Unaudited)
Balance September 30, 2024	10,123,771	$1,011	34	$0	15,007	$2	5,258,235	$527	29,338	$3	$15,403,050	$(204,847)	$(20,417,118)	$(5,217,372)
Common Stock paid as dividend							15,426,385	1,543			(1,543)			0
Common Shares issued for Debt							500,000	50			19,950			20,000
Common Stock issued for services							370,084	37			33,678			33,715
Net Income ( Loss)													(534,739)	(534,739)
Balance, March 31, 2025	10,123,771	$1,011	34	$0	15,007	2	21,554,704	2,157	29,338	3	15,455,134	(204,847)	(20,951,859)	(5,698,399)

The accompanying Notes are an integral part of he Financial Statements

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$24,074	$(534,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in derivative liability	(800,854)	287,053
Increase (Decrease) in Interest expense attributable to amortization of Discount	17,506	25,278
Preferred Stock issued for Compensation
Common Stock issued for Compensation	400,000	5,203
Common Stock issued for Expenses	20,500
(Increase) Decrease in Accounts Receivable	(54,849)	(54,847)
(Increase) Decrease in Prepaid Expenses		76,008
Increase (Decrease) in Accounts Payable	18,436	4,034
Increase (Decrease) in Accrued Expenses	177,293	87,681
Increase (Decrease) in Penalties
Increase ( Decrease) in Unearned Income	(63,280)	(63,280)
Net Cash Provided by (Used in) Operating Activities	(261,175)	(167,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease)in Convertible Notes Payable	0	0
Increase (Decrease)in Notes Payable	0
Increase (Decrease) Other Liabilities
Common stock issued for cash	241,800
Borrowings from notes payable to related parties	(49,910)	168,655
Net Cash Provided by (Used in) Financing Activities	191,890	168,655

Net Increase (Decrease) in Cash	(69,285)	1,046

Cash at Beginning of Period	69,555	716

Cash at End of Period	$271	$1,762

Supplemental Disclosure of noncash investing and financing activities:
Common Shares issued for Convertible Notes Payable	$206,313	$20,000
Convesion of Notes Payble to Convertible Debt
Common Shares issued for interest	$29,629

The accompanying Notes are an integral part of the Financial Statements

REGEN BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2026

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Matters

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which assume the Company’s ongoing operations as a going concern. The Company incurred a net comprehensive loss of $1,274,502 during the twelve months ended September 30, 2025, and has an accumulated deficit of $ 21,667,546 as of March 31, 2026.

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

Due to uncertainties related to these issues, substantial doubt persists regarding the Company’s ability to continue as a going concern  . The accompanying consolidated financial statements do not include any adjustments regarding the recoverability or classification of asset values, nor the amounts and classifications of liabilities that might arise if the Company is unable to maintain its operations.

Basis of Preparation

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

As of March 31, 2026 and September 30, 2025 the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

March 31, 2026	Level 1	Level 2	Level 3
Investment Securities (Related Party)			$0
Derivative Liability			$1,278,763

September 30, 2025	Level 1	Level 2	Level 3
Investment Securities (Related Party)			$0
Derivative Liability			$2,079,618

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

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of March 31, 2026 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	3.68%
Expected Term	0.25 – (0) Yrs
Expected Volatility	1200.19%
Expected Dividends	0

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2026 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Advertising

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarters ended March 31, 2026 and 2025

Revenue Recognition

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

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company’s product developments and patents. The Company R&D costs were $2,216   and $ 0 for the quarters ended March 31, 2026 and 2025. The Company R&D costs were $212,216 and $ 0 for the six month periods ended March 31, 2026 and 2024.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2026	September 30, 2025

Accounts receivables – related party	$259,723	$204,873

Total – Accounts receivables	$259,723	$204,873

During the six months ended March 31, 2026 there was no allowance for doubtful accounts. The receivable balance relates to transactions with Zander Therapeutics, Inc., an entity under common control with the Company through the Company’s CEO.

4. PREPAID EXPENSES

Prepaid expenses were comprised of the following:

	March 31, 2026	September 30, 2025

Prepaid expenses	$200	$200

Total – Prepaid expenses	$200	$200

Prepaid expenses consist of payments of certain expenses by cash or issuance of shares for which services are pending to be received.

5. ACCRUED EXPENSES

Accrued Expenses were comprised of the following:

	March 31, 2026	September 30, 2025

Accrued payroll taxes	$38,153	$28,753
Accrued Interest	495,663	476,434
Accrued Payroll	1,206,630	1,206,630
Accrued Rent	79,027	85,000
Other Accrued Expenses	166,423	41,423

Total Accrued Expenses	$1,985,896	$1,838,230

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

The fair value of the stock and cash prepaid to the Company and KCL was $1,850,000 (Stock) and $55,000 (Cash) and is being recognized as revenue over the Term of the Agreement,

8. NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2026	September 30, 2025

Trillium Partners, LP	$132,506	$-
Conventry Enterprises LLC	-	-

Total notes payable	132,506	-

Less – Accumulated amortization	-	-

Total notes payable	$132,506	$-

$73,303 of indebtedness held by Trillium Pratners LP is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum

$15,000 of indebtedness held by Trillium Partners LP is due and payable on May 3. 2025 and bears simple interest at a rate of 10% per annum.

$25,000 of indebtedness held by Trillium Partners LP . is due and payable on June 5. 2025 and bears simple interest at a rate of 10% per annum.

$10,000 of indebtedness held by Trillium Partners LP is due and payable on October 4, 2025 and bears simple interest at a rate of 10% per annum.

$4,700 of indebtedness held by Trillium Partners LP is due and payable on October 15 2025 and bears simple interest at a rate of 10% per annum.

$4,500 of indebtedness held by Trillium Partners LP is due and payable on October 23 2025 and bears simple interest at a rate of 10% per annum.

9. NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	March 31, 2026	September 30, 2025

David Koos	$0	$73,303
BST Partners	8,926	58,836
Zander Therapeutics, Inc.	0	50,200

Total notes payable to related parties	8,926	191,339

Less – current portion	(8,926)	(191,339)

Total Long Term notes payable	$-	$-

The terms of notes payable are as follows:

●	BST Partners

During the quarter ended March 31, 2026 BST Partners made net loans to the Company of $8,926 which bear simple interest at a rate of 10% per annum.

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	March 31, 2026	September 30, 2025

Lender 1 – May 5, 2017 – Annual interest rate at 10%, maturity date May 5, 2020	$200,000	$200,000
Lender 2 – May 8, 2016 – Annual interest rate at 8%, maturity date March 7, 2019	100,000	100,000
Lender 3 – April 6, 2016 – Annual interest rate at 8%, maturity date April 5, 2019	50,000	50,000
Lender 4 – December 20, 2017 – Annual interest rate at 10%, maturity date December 20, 2020	100,000	100,000
Lender 5 – October 31, 2016 – Annual interest rate at 10%, maturity date October 30, 2018	49,880	49,880
Lender 6 – September 4, 2024	169,150	277,875
Lender 7 – October 28, 2024	28,500	28,500
Lender 8- July 28, 2025	73,000	130,000
;Lender 9 - August 5, 2025	59,412	100.000
	829,942	1,036,255
Total convertible notes payable

Less – unamortized debt discount	(12,225)	(29,734)

Total convertible notes payable	$817,717	$1,006,521

i.	On May 5, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $200,000 for consideration consisting of $200,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is May 5, 2020. The Note is convertible into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $375 per common share as of the date which is the earlier of: As of March 31, 2026 $200,000 of the principal amount of the Note remains outstanding.

ii.	On March 8, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is three years from the issue date. As of March 31, 2026 $100,000 of the principal amount of the Note remains outstanding

iii.	On April 6, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is three years from the issue date. As of March 31, 2026 $50,000 of the principal amount of the Note remains outstanding.

iv.	On December 20, 2017 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is December 20, 2020. The Note may be converted into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 75% discount to the closing price of the common stock of the Company on the trading day immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $37.50 per common share as of the date which is the earlier of: As of March 31, 2026 $100,000 of the principal amount of the Note remains outstanding.

v.	On October 31, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is two years from the issue date. As of March 31, 2026 $50,000 of the principal amount of the Note remains outstanding.

vi.	Effective September 4, 2024 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which Coventry Enterprises purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $250,000 for consideration of $200,000.

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

vii.

On October 28, 2024 a promissory note in the amount $48,500 (“Note”) was reclassified as a convertible note payable due to a negotiated change in the terms and conditions of the Note. The Note may be converted into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 50% discount to the lowest closing bid price of the common stock of the Company during the ten reading day period immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.04 per common share. As of March 31, 2026 $28,500 of the principal balance of the Note remained outstanding.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $ 1,278,763 was recognized by the Company as of March 31, 2026.

Derivative liability consisted of the following:

March 31, 2026

Lender 1	$571,429
Lender 4	142,857
Lender 5	285,714
Lender 6	53,698
Lender 7	24,429
Lender 8	112,429
Lender 9	88,207

Total derivative liabilities	$1,278,763

12. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2026:

●	Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 351,438,592 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of March 31, 2026: 739,000,000 is designated Series A Preferred Stock of which 154,760,498 shares are outstanding as of March 31, 2026:, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of March 31, 2026:, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of March 31, 2026.

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

Series NC Preferred Stock

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

Stock Issuances

During the quarter ended March 31, 2026 the Company issued 188,261,418 Common Shares in satisfaction of $138,072 of principal convertible indebtedness.

During the quarter ended March 31, 2026 the Company issued 7,268,393 Common Shares in satisfaction of $13,630 of accrued interest on convertible indebtedness.

During the quarter ended March 31, 2026 the Company issued 36,742,966 Common Shares in satisfaction of $20,500 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

During the quarter ended March 31, 2026 the Company issued 11,111,111 Common Shares for cash consideration of $50,000.

On February 9, 2026 the Company distributed 144,636,727 Series A Preferred shares as a dividend to all shareholders of record as of February 3, 2026.

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

On December 1, 2025 the sublease was terminated. The Company currently utilizes office space provided by the Company’s CEO on a month to month basis free of charge

BST Partners is controlled by David Koos who serves as the sole officer and director of Regen Biopharma, Inc. On March 17, 2026 rights to any rent accrued yet unpaid due by the Company to BST Partners was acquired by Trillium Partners, LP,

●	Notes Payable to Related Parties

The Company had the following notes payable to related party transactions

○	Notes Payable to David Koos, CEO of the Company

$73,303 lent to the Company by David Koos, the Company’s sole Board Member and Officer, is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum. On March 17, 2026 all rights to $73,303 of indebtedness and accrued interest thereon due to Davis Koos by the Company was acquired by Trillium Partners, LP.

Notes Payable to BST Partners

During the quarter ended March 31, 2026 the Company incurred net borrowings of $8,926 from BST Partners which bears simple interest at a rate of 10% per annum. BST Partners and the Company are under common control.

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

On March 17, 2026 all rights to $59,200 of indebtedness and accrued interest thereon due to Zander Therapeutics, Inc. by the Company was acquired by Trillium Partners, LP.

14. INCOME TAXES

As of March 31, 2026

Deferred tax assets:
Net operating tax carry forwards	$4,550,185
Other	-
Gross deferred tax assets	4,550,185
Valuation allowance	(4,550,185)
Net deferred tax assets	$-

As of September 30, 2025

Deferred tax assets:
Net operating tax carry forwards	$4,555,240
Other	(0)
Gross deferred tax assets	4,555,240
Valuation allowance	(4,555,240)
Net deferred tax assets

As of March 31, 2026 the Company has a Deferred Tax Asset of $4,550,185 completely attributable to net operating loss carry forwards of approximately $21,667,546. The amount and availability of any net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward.

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

15. COMMITMENTS AND CONTINGENCIES

On April 13, 2026 a complaint was filed against the Company in the Superior Court of California, County of San Diego . The Plaintiff, who has acquired rights to $398,740 of claims against the Company, is seeking damages in that amount along with attorneys’ fees and costs, The Company has entered into settlement negotiations with the Plaintiff in order to resolve this dispute in a mutually acceptable manner. Although the Company currently believes a mutually acceptable settlement can be agreed to by the parties no assurance can be given that a mutually acceptable settlement will occur and no assurance can be given that the outcome of this legal proceeding will not adversely affect the Company’s financial condition and operations.

16. SUBSEQUENT EVENTS

Between April 14th 2026 and April 28th 2026 the Company issued an aggregate of 160,519, 051 common shares in satisfaction of $37,489 of principal convertible indebtedness, $857 of accrued interest on convertible indebtedness and $3,000 in incurred fees.

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

	Three Months Ended
	March 31,2026		March 31, 2025		Changes
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percentage
Net revenue:
Revenues	$31,640	53.57%	$31,640	13.38%	0	0.00%
Revenues, Related Party	$27,425	46.43%	27,425	11.59%	0	0.00%
Net revenue	59,065	100.00%	59,065	24.97%	0	0.00%

Operating expenses:
Research and Development	2,216	3.75%	0	0.00%	2,216	100.00%
General and Administrative	32,105	54.35%	13,348	5.64%	18,757	58.42%
Consulting and Professional Fees	178,454	302.13%	136,566	57.73%	41,888	23.47%
Rent	0	0.00%	22,500	9.51%	(22,500)	-100.00%
Total operating expenses	212,775	360.24%	172,414	72.88%	40,361	18.97%

Loss from operations	(153,709)	-260.24%	(113,349)	-47.92%	(40,360)	26.26%
Other income (expense):
Interest Expense	(27,388)	-46.37%	(22,329)	-9.44%	(5,059)	18.47%
Interest Expense attributable to Amortization of Discount	(8,656)	-14.66%	(12,639)	-5.34%	3,983	-46.01%
Derivative Income (Expense)	1,181,680	2000.65%	128,963	54.52%	1,052,717	89.09%
Penalties	0	0.00%		0.00%	0	0.00%
Financing Fees	0			0.00%	0	-100.00%
Total other income (expense), net	1,145,636	1939.63%	93,995	39.73%	1,051,641	91.80%

Net Income (Loss) before income taxes	991,927	1679.39%	(19,354)	-8.18%	1,011,281	101.95%
		0.00%
Income tax provision	0		0

Net Income (Loss)	$991,927	1679.39%	$(19,354)	-8.18%	1,011,281	101.95%

	Six Months Ended
	March 31,2026		March 31, 2025		Changes
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percentage
Net revenue:
Revenues	$63,280	53.57%	$63,280	26.75%	0	0.00%
Revenues, Related Party	54,849	46.43%	54,850	23.19%	-1	0.00%
Net revenue	118,129	100.00%	118,130	49.94%	-1	0.00%

Operating expenses:
Research and Development	212,216	179.65%	0	0.00%	212,216	100.00%
General and Administrative	264,029	223.51%	26,665	11.27%	237,364	89.90%
Consulting and Professional Fees	332,218	281.23%	221,192	93.50%	111,026	33.42%
Rent	15,000	12.70%	45,000	19.02%	(30,000)	-200.00%
Total operating expenses	823,462	697.09%	292,857	123.80%	530,605	64.44%

Loss from operations	(705,333)	-597.09%	(174,727)	-73.86%	(530,606)	75.23%
Other income (expense):
Interest Expense	(53,941)	-45.66%	(47,681)	-20.16%	(6,260)	11.60%
Interest Expense attributable to Amortization of Discount	(17,506)	-14.82%	(25,278)	-10.69%	7,772	-44.39%
Derivative Income (Expense)	800,854	677.95%	(287,053)	-121.34%	1,087,907	135.84%
Penalties	0	0.00%	0	0.00%	0	0.00%
Financing Fees	0		0	0.00%	0	-100.00%
Total other income (expense), net	729,407	617.47%	(360,012)	-152.19%	1,089,419	149.36%

Net Income (Loss) before income taxes	24,074	20.38%	(534,739)	-226.05%	558,813	2321.21%
		0.00%
Income tax provision	0		0

Net Income(loss)	$24,074	20.38%	$(534,739)	-226.05%	558,813	2321.21%

Results of Operations

Three months ended March 31, 2026 and 2025

Revenues

Revenues from continuing operations were $59,065 for the three months ended March 31,2026 and $59,065 for the same period ended 2025. $27,425 of revenue from related parties recognized during the three months ended March 31, 2026 consisted of anniversary expense receivable   pursuant to a license granted by the Company to Zander Therapeutics, Inc. as did $27,425 for the period ended 2025. $31,640 of revenue recognized during both of the three months ended March 31, 2025 and 2026 were recognized pursuant to licenses granted to Oncology Pharma, Inc.

Operating Expenses

Operating Expense were $212,774 for the three months ended March 31, 2026 and $ 172,414 for the same period ended 2025. The primary operating expense for 2026 consists of $ 178,454 of Consulting & Professional expenses. In the same period in previous year Consulting and Professional fees expenditure were $136,566. During the period ended 2026 General and Administrative expenses amounted to $32,104 constituting the second largest expense recognized during that quarter. Research and Development Expenses of $2,216 recognized for the three months ended March 31, 2026 consisted of amounts paid for Patent maintenance services provided by the Company’s patent attorney.

Other Income

For the three months ended March 31 2026, the Company reported a net other income of $1,145,636 whereas in the same period ended 2025 the Company reported the net other income of $93,995. Net other income for the quarter ended 2026 was primarily driven by Derivative Income of $1,181,680 recognized during the quarter ended 2026. The Company also recognized higher interest expense and lower amortization expenses as compared to the quarter ended 2025.

Net Income (Loss)

The Company recognized an Operating Loss of $153,709 during the three months ended March 31, 2026 whereas the Company recognized an Operating Loss of $113,349 for the same period ended 2025. The increase in operating loss is primarily attributable to an increase in all expense categories other than rent incurred during the period ended 2026 as compared to the period ended in 2025.

Net Income is $ 991,927 for the three months ended March 31, 2026 as opposed to a Net Loss of $19,354 for the same period ended 2025. The difference is primarily attributable to the recognition by the Company of greater Derivative Income during the period ended in 2026.

Six months ended March 31, 2026 and 2025

Revenues

Revenues from continuing operations were $118,129 for the six months ended March 31, 2026 which is essentially equivalent to Revenues from continuing operations for the same period ended 2025. $54,849 of revenue from related parties recognized during the six months ended March 31, 2026 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. as did $64,850 for the period ended 2025. $63,280 of revenue recognized during both of the three months ended March 31, 2025 and 2026 were recognized pursuant to licenses granted to Oncology Pharma, Inc.

Operating Expenses

Operating Expense were $823,462 for the six months ended March 31, 2026 and $ 292,857 for the same period ended 2025. The primary operating expense for 2026 consists of $ 332,218 of Consulting & Professional expenses. In the same period in previous year Consulting and Professional fees expenditure were $221,192. During the period ended 2026 General and Administrative expenses amounted to $264,029 constituting the second largest expense recognized during that quarter.

Research and Development Expenses of $212,216 recognized by the Company for the six months ended March 31, 2026 consisted of :

(a)$2,216 paid for Patent maintenance services provided by the Company’s patent attorney.

(b) $10,000 paid to Dyo Biotechnologies for Research and Development services rendered during the quarter ended December 31, 2025.

(b) $200,000 recognized as an expense incurred in connection with the issuance of 20,000,000 shares of common stock to Dr. Harry Lander. On October 2, 2025 the Company entered into a consulting agreement with Dr. Harry Lander (“Lander Agreement”). Under the terms and conditions of the Lander Agreement Harry Lander will assist the Company in regard to a planned Phase I Clinical Trial of HemaXellerate. The term of the Lander Agreement is from October 3, 2025 to the earlier of October 3, 2028 or successful completion of the planned Phase I Clinical Trial of HemaXellerate (“ Consulting Period”).

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

Other Income

For the six months ended March 31 2026, the Company reported a net other income of $729,407 whereas in the same period ended 2025 the Company reported the net other expense of $360,012. Net other income for the six months ended 2026 was primarily driven by Derivative Income of $800,854 recognized during the six months ended 2026. The Company also recognized higher interest expense and lower amortization expenses as compared to the period ended 2025.

Net Income (Loss)

The Company recognized an Operating Loss of $705,333 during the six months ended March 31, 2026 whereas the Company recognized an Operating Loss of $174,727 for the same period ended 2025. The increase in operating loss is primarily attributable to an increase in all expense categories other than rent incurred during the period ended 2026 as compared to the period ended in 2025.

Net Income is $ 24,074 for the six months ended March 31, 2026 as opposed to a Net Loss of $534,739 for the same period ended 2025. The difference is primarily attributable to the recognition by the Company of Derivative Income during the period ended in 2026.

Working capital deficit decreased by $742,315 from September 30, 2025 to March 31, 2026, primarily due to a decrease in Derivative Liability.

	Six Months ended March 31
	2026	2025
Net cash used in operating activities	$(261,175)	$(167,609)
Net cash provided by financing activities	191,890	168,655
Net increase (decrease) in cash and cash equivalents	$(69,285)	$1,046

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2026 was $261,175 compared to $167,709, for the same period ended 2025. The increase in cash used in operating activities is primarily attributable to increased operating expenses incurred by the Company during the six months ended March 31, 2026 as compared to the same period ended 2025.

Financing Activities

Net cash generated by financing activities for the six months ended March 31, 2026 was $191,890 which consisted of proceeds from sales of newly issued common stock.

Liquidity & Capital Resources Outlook

As of March 31, 2026, the Company had cash of $ 271 and net working deficit of approximately $5.3 million.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and it has incurred and expects to continue incur significant research & development cost for products development.

The accompanying financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of March 31, 2026, the Company had cash of approximately $271 and an accumulated deficit of approximately $22 million. The Company has incurred recurring losses, experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of these financial statements.

Contractual Obligations

As of March 31, 2026 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2026 and ending on March 31, 2026, David Koos, who serves as the Company’s Principal Executive Officer , Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 13, 2026 a complaint was filed against the Company in the Superior Court of California, County of San Diego . The Plaintiff, who has acquired rights to $398,740 of   existing claims against the Company, is seeking damages in that amount along with attorneys’ fees and costs, The Company has entered into settlement negotiations with the Plaintiff in order to resolve this dispute in a mutually acceptable manner. Although the Company currently believes a mutually acceptable settlement can be agreed to by the parties no assurance can be given that a mutually acceptable settlement will occur and no assurance can be given that the outcome of this legal proceeding will not adversely affect the Company’s financial condition and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period beginning January 1 2026 and ending March 31, 2026 the Company issued an aggregate of 232,272,777 Common Shares (“Shares”) in satisfaction of $138,072 of principal convertible indebtedness, $13,630 of accrued interest on convertible indebtedness and $20,500 in incurred fees.

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

Between April 14th 2026 and April 28th 2026 the Company issued an aggregate of 160,519, 051 common shares (“Shares”) in satisfaction of $37,489 of principal convertible indebtedness, $857 of accrued interest on convertible indebtedness and $3,000 in incurred fees.

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

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	May 14, 2026

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	May 14, 2026

