Form 10-Q
period 2026-06-30
Regen BioPharma Inc
filed 2026-08-17
CIK 1589150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
☐ Emerging Growth Company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 12, 2026 Regen Biopharma, Inc. had 1,675,277,503 common shares outstanding.

As of August 12, 2026 Regen Biopharma, Inc. had 170,081,498 shares of Series A Preferred Stock outstanding.

As of August 12, 2026 Regen Biopharma, Inc. had 34 shares of Series AA Preferred Stock outstanding.

As of August 12, 2026 Regen Biopharma, Inc. had 29,338 shares of Series M Preferred Stock outstanding.

As of August 12, 2026 Regen Biopharma, Inc. had 15,007 shares of Series NC Preferred Stock outstanding.

As of August 12, 2026 Regen Biopharma, Inc. had 800 shares of Series N Preferred Stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	September 30, 2025
	(Unaudited)
ASSETS:
Current Assets
Cash	$239	$69,555
Accounts receivable, related party	287,147	204,873
Prepaid expenses	200	200
Total Current Assets	287,587	274,628

Investment securities, related party	-	-

TOTAL ASSETS	$287,587	$274,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,618	$1,714
Accrued expenses	2,007,987	1,838,230
Notes payable	132,503	-
Notes payable - related parties	32,963	191,339
Unearned income	1,243,692	1,338,611
Derivative liability	1,901,963	2,079,618
Convertible notes payable, net of unamortized debt discount	726,291	1,006,521
Other current liabilities	99,776	99,776
Total Current Liabilities	6,165,793	6,555,811

TOTAL LIABILITIES	6,165,793	6,555,811

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock ($.0001 par value) 5,800,000,000 authorized and 1,129,988,004 and 39,374,704 shares issued and outstanding, respectively	112,999	3,939
Preferred Stock, 0.0001 par value, 800,000,000 authorized		-
Series A Preferred; 739,000,000 authorized and 154,760,498 and 10,123,771 shares issued and outstanding respectively	15,475	1,011
Series AA Preferred; $0.0001 par value 600,000 authorized and 34 shares issued and outstanding		-
Series M Preferred; $0.0001 par value 60,000,000 authorized and 29,338 shares issued and outstanding	3	3
Series NC Preferred; $0.0001 par value 20,000 authorized and 15,007 shares issued and outstanding	2	2
Additional Paid in capital	16,521,226	15,628,062
Other Comprehensive Income	(222,580)	(222,580)
Retained Earnings (Deficit)	(22,305,331)	(21,691,620)
Total Stockholders’ Equity (Deficit)	(5,878,206)	(6,281,183)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$287,587	$274,628

The accompanying Notes are an integral part of these Financial Statements

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30,2025

Net revenue:
Revenues	$31,640	$31,640	$94,920	$94,920
Revenues, Related Party	27,425	27,425	82,274	82,275
Net revenue	59,065	59,065	177,194	177,195

Operating expenses:
Research and Development	0	0	212,216	0
General and Administrative	13,842	30,697	277,871	57,364
Consulting and Professional Fees	20,694	46,624	352,912	267,816
Rent	0	22,500	15,000	67,500
Total operating expenses	34,536	99,821	857,999	392,680

Profit (Loss) from operations	24,528	(40,756)	(680,805)	(215,485)

Other income (expense):
Interest Expense	(30,360)	(24,638)	(84,300)	(72,319)
Interest Expense attributable to Amortization of Discount	(8,753)	(12,639)	(26,260)	(37,917)
Derivative Income (Expense)	(623,200)	(89,259)	177,654	(376,312)
Penalties	0	0	0	0
Financing Fees	0	0	0	0
Total other income (expense), net	(662,313)	(126,536)	67,094	(486,548)

Net profit (loss) before income taxes	(637,785)	(167,292)	(613,711)	(702,033)

Income tax provision	0	0	0	0

Net profit (loss)	$(637,785)	$(167,292)	$(613,711)	$(702,033)
Net profit attributable to common shareholders	$(637,785)	$(167,292)	$(613,711)	$(702,033)

Per common share basic and diluted:
Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Number of weighted average shares - basic and diluted	615,555,666.00	23,752,506.00	297,920,895.00	20,355,334.00

The accompanying Notes are an integral part of the Financial Statements

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

Three Months Ended June 30, 2026

(Unaudited)

	Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Income	Deficit	Total

Balance March 31, 2026	154,760,498	$15,475	34	$0	15,007	$2	351,438,592	$35,144	29,338	$3	$16,480,634	$(222,580)	$(21,667,546)	$(5,358,868)
Common Shares issued for Debt							640,234,604	64,023			36,156			100,179
Common Shares issued for Interest							58,592,204	5,859			2,409			8,268
Common Shares issued for Expenses							79,722,604	7,972			2,028			10,000
Net Income (Loss)													(637,785)	(637,785)

Balance June 30, 2026	154,760,498	$15,475	34	$0	15,007	$2	1,129,988,004	$112,999	29,338	$3	$16,521,226	$(222,580)	$(22,305,331)	$(5,878,206)

Three Months Ended June 30, 2025 (Unaudited)
Balance, March 31, 2025	10,123,771	$1,011	34	$0	15,007	2	21,554,704	$2,157	29,338	$3	15,455,134	$(204,847)	$(20,951,859)	$(5,698,399)
Common Shares issued for Cash							10,000,000	$1,000			49,000			$50,000
Net Income (Loss)													(167,292)	(167,292)
Balance June 30, 2025	10,123,771	$1,011	34	$0	15,007	2	31,554,704	$3,157	29,338	$3	15,504,134	$(204,847)	$(21,119,151)	$(5,815,691)

The accompanying Notes are an integral part of the Financial Statements

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

Nine Months Ended June 30, 2026

(Unaudited)

	Series A Preferred		Series AA Preferred		Series NC Preferred		Common		Series M Preferred		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Income	Deficit	Total

Balance September 30, 2025	10,123,771	$1,011	34	$0	15,007	$2	39,374,704	$3,939	29,338	$3	$15,628,062	$(222,580)	$(21,691,620)	$(6,281,183)
Common Shares issued for Cash							30,291,111	3,029			238,771			241,800
Restricted Stock Award, Employee							20,000,000	2,000			198,000			200,000
Restricted Stock Award, Nonemployee							20,000,000	2,000			198,000			200,000
Common Shares issued for Debt							836,299,355	83,630			222,862			306,492
Common Shares issued for Interest							67,557,264	6,756			31,141			37,897
Common Shares issued for Expenses							116,465,570	11,647			18,853			30,500
Preferred Shares distributed as dividend in kind	144,636,727	14,464									(14,464)			0
Net Income (Loss)													(613,711)	(613,711)
Balance, June 30, 2026	154,760,498	$15,475	34	$0	15,007	2	1,129,988,004	112,999	29,338	3	16,521,226	(222,580)	(22,305,331)	(5,878,206)

Nine Months Ended June 30, 2025 (Unaudited)
Balance September 30, 2024	10,123,771	$1,011	34	$0	15,007	$2	5,258,235	$527	29,338	$3	$15,403,050	$(204,847)	$(20,417,118)	$(5,217,372)
Common Stock paid as dividend							15,426,385	1,543			(1,543)			0
Common Shares issued for Debt							500,000	50			19,950			20,000
Common Shares issued for Cash							10,370,084	1,037			82,677			83,714
Net Income (Loss)													(702,033)	(702,033)
Balance, June 30, 2025	10,123,771	$1,011	34	$0	15,007	2	31,554,704	3,157	29,338	3	15,504,134	(204,847)	(21,119,151)	(5,815,691)

The accompanying Notes are an integral part of the Financial Statements

REGEN BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(613,711)	$(702,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in derivative liability	(177,654)	376,312
Increase (Decrease) in Interest expense attributable to amortization of Discount	26,260	17,914
Common Stock issued for Compensation	400,000	-
Common Stock issued for Expenses	68,397	103,714
(Increase) Decrease in Accounts Receivable	(82,274)	(82,274)
(Increase) Decrease in Prepaid Expenses	-	47,562
Increase (Decrease) in Accounts Payable	18,904	808
Increase (Decrease) in Accrued Expenses	169,755	109,331
Increase ( Decrease) in Unearned Income	(94,920)	(94,920)
Net Cash Provided by (Used in) Operating Activities	$(285,244)	$(223,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Notes Payable to related parties	(58,836)	-
Common stock issued for cash	241,800	-
Borrowings from notes payable to related parties	32,963	224,631
Net Cash Provided by (Used in) Financing Activities	215,927	224,631

Net Increase (Decrease) in Cash	$(69,317)	$1,045

Cash at Beginning of Period	$69,555	$716.00

Cash at End of Period	$239	$1,761

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Common Shares issued for Convertible Notes Payable	$306,492	$20,000
Convesion of Notes Payble to Convertible Debt	$-	$232,111
Common Shares issued for interest	$34,897	$-

The accompanying Notes are an integral part of the Financial Statements

REGEN BIOPHARMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2026

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which assume the Company’s ongoing operations as a going concern. The Company incurred a net comprehensive loss of $1,274,502 during the twelve months ended September 30, 2025, and has an accumulated deficit of $22,305,331 as of June 30, 2026. For the nine months ended June 30, 2026, the Company incurred an operating loss of $680,805 and used $285,244 of cash in operating activities.

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

Due to uncertainties related to these issues, substantial doubt persists regarding the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments regarding the recoverability or classification of asset values, nor the amounts and classifications of liabilities that might arise if the Company is unable to maintain its operations.

Basis of Preparation

The unaudited condensed financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30 year-end. Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in this accompanying interim unaudited condensed consolidated financial statements and footnotes. Accordingly, the accompanying interim unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 30, 2025.

In the opinion of management, these interim unaudited condensed consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of KCL Therapeutics, Inc., (“KCL”) a Nevada corporation and wholly owned subsidiary of Regen. Significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes. Such estimates include expected credit loss on accounts receivables, accrued liabilities, income taxes, fair value of derivate liability and deferred tax valuation allowances. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends that can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from estimates.

Fair Value Measurements

The estimated fair values of financial instruments reported in the unaudited condensed consolidated financial statements have been determined using available market information and valuation methodologies, as applicable.

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

As of June 30, 2026 and September 30, 2025 the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

June 30, 2026	Level 1	Level 2	Level 3
Derivative Liability			$1,901,963

September 30, 2025	Level 1	Level 2	Level 3
Derivative Liability			$2,079,618

Derivative Liability

The Company analyzes the conversion feature of Convertible Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging. ASC 815-15” requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change. The Company values the embedded derivative using the Black-Scholes pricing model.

The Black Scholes pricing model used to determine the Derivative Liability on convertible notes issued by the Company in which an embedded derivative is recognized as of June 30, 2026 utilized the following inputs:

Schedule of Derivative liability
Risk Free Interest Rate	3.98%
Expected Term	(0.0001) – 0.10Yrs
Expected Volatility	1226.67%
Expected Dividends	0

Income Taxes

The Company accounts for income taxes using the liability method prescribed by ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

As of June 30, 2026, the Company’s deferred tax assets primarily consisted of net operating loss carryforwards. Based on the weight of available evidence, management determined that it is more likely than not that the deferred tax assets will not be realized, and accordingly, a full valuation allowance has been recorded against its deferred tax assets.

The Company accounts for uncertainty in income taxes pursuant to ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Open tax years remain subject to examination by major tax authorities until the expiration of the applicable statute of limitations. As of June 30, 2026, the Company had no unrecognized tax benefits or uncertain tax positions, and does not expect any significant changes in uncertain tax positions within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense in accordance with ASC 740.

Net Loss Per Share

The Company’s basic net loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of shares of common stock outstanding, adjusted for the dilutive effect of all potential shares of common stock. In periods in which the Company reports a net loss, all potential common shares are excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. As such, for the quarters ended June 30, 2026, and 2025, the Company’s diluted net loss per share was the same as the basic net loss per share, as there were no common stock equivalents outstanding that would have a dilutive effect.

Advertising

Advertising costs are expensed as incurred in accordance with ASC 720-35. The Company does not capitalize any advertising costs.

Revenue Recognition

The Company determines the amount and timing of royalty revenue based on its contractual agreements with intellectual property licensees. The Company recognizes royalty revenue when earned under the terms of the agreements and when the Company considers realization of payment to be probable. Where royalties are based on a percentage of licensee sales of royalty-bearing products, the Company recognizes royalty revenue by applying this percentage to the Company’s estimate of applicable licensee sales. The Company bases this estimate on an analysis of each licensee’s sales results. Where warranted, revenue from licensees for contractual obligations such as License Initiation Fees are recognized upon satisfaction of all conditions required to be satisfied in order for that revenue to have been earned by the Company. Revenue attributable to minimum annual royalties and anniversary fees arising from the license granted to Zander Therapeutics, Inc. are recognized quarterly on a straight line basis over the course of the fiscal year. Revenues attributable to licenses granted to Oncology Pharma, Inc. are recognized on a straight line basis over the term of the licenses.

Research and Development Cost

Research and development (R&D) costs are expensed as incurred. R&D costs are related to the Company’s internally funded development of the Company’s product developments and patents.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Share-based Payment, which requires all share-based payments to employees and non-employees, including grants of employee stock options and restricted stock, to be recognized in the unaudited condensed consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires public companies to report financial and descriptive information about their reportable operating segments. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer.

The Company views its operations and manages its business as one operating segment, focused on the development of regenerative medical applications.

Segment profit or loss is measured as the Company’s net loss as reported on the Company’s Consolidated Statements Operations. The Company monitors its cash and cash equivalents as reported on the Company’s Balance Sheets to determine funding for its research and development activities.

The CODM assesses Company performance through the achievement of development goals. In addition to the Company’s Consolidated Statement Operations, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation. At the current time, the Company has only one reportable segment, primarily in the development of regenerative medical applications

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect of adopting the new disclosure requirements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2026	September 30, 2025

Accounts receivables – related party	$287,147	$204,873

Total – Accounts receivables	$287,147	$204,873

During the nine months ended June 30, 2026 there was no allowance for doubtful accounts. The receivable balance relates to transactions with Zander Therapeutics, Inc., an entity under common control with the Company through the Company’s CEO. Management has determined that no Allowance for Doubtful Accounts need be recognized due to factors including:

(a) Zander Therapeutics Inc.’s history of loaning money to the Company

(b) Instances during the history of the license where Zander satisfied delinquent payments while simultaneously prepaying future periods

4. ACCRUED EXPENSES

The increase in Accrued payroll Taxes is attributable to a payroll tax liability recognized by the Company in connection with the issuance of twenty million newly issued common shares of the Company issued to the Company’s Chief Executive Officer as consideration for services to be rendered by him in connection with a planned Phase I Clinical Trial of HemaXellerate.

The increase in Accrued Interest is attributable to interest accrued but unpaid during the period ended june 30, 2026 on Notes Payable and Convertible Notes Payable.

The decrease in Accrued Rent is attributable to rental payments made during the quarter ended December 31, 2025

The increase in Other Accrued Expenses is attributable to $60,000 of accounting expenses accrued but unpaid attributable to services provided by an independent contractor and $60,000 of consulting expenses accrued but unpaid attributable to services provided by an independent contractor.

Accrued Expenses were comprised of the following:

	June 30, 2026	September 30, 2025

Accrued payroll taxes	$38,153	$28,753
Accrued Interest	517,754	476,434
Accrued Payroll	1,206,630	1,206,630
Accrued Rent	79,027	85,000
Other Accrued Expenses	166,423	41,413

Total Accrued Expenses	$2,007,987	$1,838,230

5. UNEARNED INCOME

Unearned income is attributable to payments made to the Company and its wholly owned subsidiary pursuant to two license agreements for which income is recognized over the terms of the agreement. On April 7, 2021 the Company entered into an agreement (“Agreement”) with Oncology Pharma, Inc. (“Licensee”) whereby the Company granted to Licensee an exclusive right and license for the development and commercialization of certain intellectual property (“License IP”) for the treatment in humans of pancreatic cancer for a term of fifteen years from April 7, 2021.

The License IP consists of antigen specific cancer vaccines in which modified mRNA is administered to produce epitopes able to produce an immune response which augments likelihood of successful induction of immunity. An epitope is the part of an antigen that is recognized by the immune system.

As consideration to “the Company” for the rights and license granted pursuant to the Agreement Licensee shall:

(a) pay to the Company a nonrefundable fee of $55,000 no later than April 20,2021

(b) pay to the Company royalties equal to five percent (5%) of the Net Sales as Net Sales are defined in the Agreement of any Licensed Products in a quarter.

(c) pay to the Company ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Licensee from sublicensees, excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment.

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

As consideration to KCL for the rights and license granted pursuant to the Agreement Licensee shall:

(a) pay to KCL a non-refundable fee of Fifty Thousand common shares of Oncology Pharma, Inc. no later than April 20, 2021

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

The fair value of the stock and cash prepaid to the Company and KCL was $1,850,000 and $55,000, respectively. These amounts are recognized as revenue on a straight-line basis over the 15-year term of the Agreement, which commenced on April 7, 2021 and expires on April 6, 2036.

Unearned Income:
Balance September 30, 2025	$1,338,611
Addition:	-
Revenue Recognized Nine Months ended June 30, 2026	94,920
Balance June 30, 2026	$1,243,691

6. NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2026	September 30, 2025

Trillium Partners, LP	$132,503	$-

Total notes payable	$132,503	$-

$73,303 of indebtedness held by Trillium Partners LP is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum

$15,000 of indebtedness held by Trillium Partners LP is due and payable on May 3, 2025 and bears simple interest at a rate of 10% per annum.

$25,000 of indebtedness held by Trillium Partners LP . is due and payable on June 5, 2025 and bears simple interest at a rate of 10% per annum.

$10,000 of indebtedness held by Trillium Partners LP is due and payable on October 4, 2025 and bears simple interest at a rate of 10% per annum.

$4,700 of indebtedness held by Trillium Partners LP is due and payable on October 15, 2025 and bears simple interest at a rate of 10% per annum.

$4,500 of indebtedness held by Trillium Partners LP is due and payable on October 23, 2025 and bears simple interest at a rate of 10% per annum.

During the quarter ended March 31, 2026 the rights to principal indebtedness of $73,303 owed by the Company to David Koos (the Company’s CEO) and principal indebtedness of $59,200 owed by the Company to Zander Therapeutics, Inc. (an entity under common control with the Company) were acquired by Trillium Partners LP. As a result these liabilities were reclassified from Related Party Notes Payable to Notes Payable.

NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	June 30, 2026	September 30, 2025

David Koos	$3,000	$73,303
BST Partners	29,963	58,836
Zander Therapeutics, Inc.	0	59,200

Total notes payable to related parties	32,963	191,339

Less – current portion	(32,963)	(191,339)

Total Long Term notes payable	$-	$-

The terms of notes payable are as follows:

●	BST Partners

During the quarter ended March 31, 2026 BST Partners made net loans to the Company of $8,926 which bear simple interest at a rate of 10% per annum. During the quarter ended June 30, 2026 BST Partners made net loans to the Company of $21,037 which bear simple interest at a rate of 10% per annum.

●	David Koos

$3,000 lent to the Company by David Koos is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

7. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30, 2026	September 30, 2025

Lender 1 – May 5, 2017 – Annual interest rate at 10%, maturity date May 5, 2020	$200,000	$200,000
Lender 2 – March 8, 2016 – Annual interest rate at 8%, maturity date March 7, 2019	100,000	100,000
Lender 3 – April 6, 2016 – Annual interest rate at 8%, maturity date April 5, 2019	50,000	50,000
Lender 4 – December 20, 2017 – Annual interest rate at 10%, maturity date December 20, 2020	100,000	100,000
Lender 5 – October 31, 2016 – Annual interest rate at 10%, maturity date October 30, 2018	49,880	49,880
Lender 6 – September 4, 2024	127,494	277,875
Lender 7 – October 28, 2024	28,500	28,500
Lender 8- July 28, 2025	38,700	130,000
Lender 9 - August 5, 2025	35,189	100.000
	729,763	1,036,255
Total convertible notes payable

Less – unamortized debt discount	(3,472)	(29,734)

Total convertible notes payable	$726,291	$1,006,521

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

As of June 30, 2026 $200,000 of the principal amount of the Note remains outstanding.

ii.	On March 8, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is three years from the issue date. As of June 30, 2026 $100,000 of the principal amount of the Note remains outstanding

iii.	On April 6, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 8% per annum. The maturity of the Note is three years from the issue date. As of June 30, 2026 $50,000 of the principal amount of the Note remains outstanding.

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

(iii) That date which is twenty four (24) months subsequent to the date of execution of this Note.

As of June 30, 2026 $100,000 of the principal amount of the Note remains outstanding.

v.	On October 31, 2016 (“Issue date”) the Company issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum. The maturity of the Note is two years from the issue date. As of June 30, 2026 $49,880 of the principal amount of the Note remains outstanding.

vi.	Effective September 4, 2024 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which Coventry Enterprises purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $250,000 for consideration of $200,000.

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

As of June 30, 2026 the Note had a principal balance of $127,494, a decrease attributable to conversions into Common Stock effected by the Holder.

vii.	On October 28, 2024 a promissory note in the amount $48,500 (“Note”) was reclassified as a convertible note payable due to a negotiated change in the terms and conditions of the Note. The Note may be converted into the Common Shares of Regen at a price per share (“Conversion Price”) equivalent to the lower of (a) a 50% discount to the lowest closing bid price of the common stock of the Company during the ten reading day period immediately prior to the date a conversion notice is given by the Lender to Regen or (b) $0.04 per common share. As of June 30, 2026 $28,500 of the principal balance of the Note remained outstanding.

viii.

On July 28, 2025 Regen Biopharma, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with CFI Capital LLC (“CFI”), pursuant to which CFI purchased a 6% convertible promissory Note (the “Note”) from the Company in the principal amount of $130,000 of which $13,000 was retained by CFI through an Original Issue Discount and of which $4,000 was retained by CFI for legal fees resulting in net consideration to the Company of $113,000. The Note is due and payable on July 28, 2026.

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

As of June 30, 2026 the Note had a principal balance of $38,700. The decrease was attributable to conversions into Common Stock effected by the Holder.

ix.

On August 5, 2025 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Labrys Fund II LP(“Labrys”), pursuant to which Labrys purchased a 6% convertible promissory Note (the “Note”) from the Company in the principal amount of $100,000 of which $15,000 was retained by Labrys through an Original Issue Discount and of which $3,500 was retained by Labrys for legal fees resulting in net consideration to the Company of $81,500. The Note is due and payable on August 5, 2026.

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

As of June 30, 2026 the Note had a principal balance of $35,189. The decrease was attributable to conversions into Common Stock effected by the Holder.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative liability of $ 1,901,963 was recognized by the Company as of June 30, 2026.

Derivative liability consisted of the following:

June 30, 2026

Lender 1	$800,000
Lender 5	200,000
Lender 4	400,000
Lender 6	141,659
Lender 7	114,000
Lender 8	129,000
Lender 9	117,304

Total derivative liabilities	$1,901,963

9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2026:

●	Common stock, $ 0.0001 par value; 5,800,000,000 shares authorized: 1,129,988,004 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 800,000,000 shares authorized of which 600,000 is designated as Series AA Preferred Stock: 34 shares issued and outstanding as of June 30, 2026: 739,000,000 is designated Series A Preferred Stock of which 154,760,498 shares are outstanding as of June 30, 2026:, 60,000,000 is designated Series M Preferred Stock of which 29,338 shares are outstanding as of June 30, 2026:, and 20,000 is designated Series NC stock of which 15,007 shares are outstanding as of June 30, 2026.

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

Stock Issuances

During the quarter ended June 30, 2026 the Company issued 640,234,604 Common Shares in satisfaction of $100,179 of principal convertible indebtedness.

During the quarter ended June 30, 2026 the Company issued 58,592,204 Common Shares in satisfaction of $8,268 of accrued interest on convertible indebtedness.

During the quarter ended June 30, 2026 the Company issued 79,722,604 Common Shares in satisfaction of $10,000 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

During the nine months ended June 30, 2026 the Company issued 836,299,355 Common Shares in satisfaction of $306,492 of principal convertible indebtedness.

During the nine months ended June 30, 2026 the Company issued 67,557,264 Common Shares in satisfaction of $37,897 of accrued interest on convertible indebtedness.

During the nine months ended June 30, 2026 the Company issued 116,465,570 Common Shares in satisfaction of $30,500 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

During the nine months ended June 30, 2026 the Company issued 30,291,111 Common Shares for cash consideration of $241,800

During the nine months ended June 30, 2026 the Company issued 40,000,000 Common Shares as Restricted Stock Awards.

On February 9, 2026 the Company distributed 144,636,727 Series A Preferred shares as a dividend to all shareholders of record as of February 3, 2026.

10. RELATED PARTY TRANSACTIONS

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

On December 1, 2025, the sublease was terminated. The Company currently operates under a virtual workforce model, with its sole employee working remotely. As a result, the Company does not currently maintain or incur costs for dedicated physical office space.

BST Partners is controlled by David Koos who serves as the sole officer and director of Regen Biopharma, Inc. On March 17, 2026 rights to any rent accrued yet unpaid due by the Company to BST Partners was acquired by Trillium Partners, LP,

●	Notes Payable to Related Parties

Particular	Amount in ($)
Balance as on September 30, 2025	191,339
Proceeds from notes payable – related parties	32,963
Repayments of notes payable – related parties	(58836)
Transfer through settlement and mutual release agreement	(132,503)
Balance as on June 30, 2026	32,963

The Company had the following notes payable to related party transactions

○	Notes Payable to David Koos, CEO of the Company

$73,303 lent to the Company by David Koos, the Company’s sole Board Member and Officer, is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum. On March 17, 2026 all rights to $73,303 of indebtedness and accrued interest thereon due to David Koos by the Company was acquired by Trillium Partners, LP.

$3,000 lent to the Company by David Koos, the Company’s sole Board Member and Officer, is due and payable at the demand of the holder and bears simple interest at a rate of 15% per annum.

Notes Payable to BST Partners

During the quarter ended March 31, 2026 the Company incurred net borrowings of $8,926 from BST Partners which bears simple interest at a rate of 10% per annum.

During the quarter ended June 30, 2026 the Company incurred net borrowings of $21,037 from BST Partners which bears simple interest at a rate of 10% per annum.

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

11. INCOME TAXES

As of June 30, 2026

Deferred tax assets:
Net operating tax carryforwards	$4,684,120
Other	-
Gross deferred tax assets	4,684,120
Valuation allowance	(4,684,120)
Net deferred tax assets	$-

As of September 30, 2025

Deferred tax assets:
Net operating tax carryforwards	$4,555,240
Other	(0)
Gross deferred tax assets	4,555,240
Valuation allowance	(4,555,240)
Net deferred tax assets

As of June 30, 2026 the Company has a Deferred Tax Asset of $4,684,120 completely attributable to net operating loss carry forwards of approximately $22,305,331. The amount and availability of any net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward.

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

12. COMMITMENTS AND CONTINGENCIES

On April 13, 2026 a complaint was filed against the Company in the Superior Court of California, County of San Diego. The Plaintiff, who has acquired rights to $398,740 of claims against the Company, is seeking damages in that amount along with attorneys’ fees and costs. On May 14, 2026 the Company and the Plaintiff entered into a Settlement and Mutual Release Agreement (“Agreement”). Pursuant to the terms and conditions of the Agreement following the entry of an Order by the Court after a fairness hearing pursuant to Section 3(a) (10) of the Securities Act of 1933 (the “Securities Act”), and Section 25142 of the California Corporations Code (the “Corporations Code”) and the delivery by the Plaintiff and the Company of the Stipulation of Dismissal in settlement of the Claims, the Company shall issue and deliver to the Plaintiff shares of its Common Stock or Series A Preferred Stock (the “Settlement Shares”) in one or more tranches as necessary, and subject to adjustment and ownership limitations as set forth in the Agreement, sufficient to generate proceeds such that the aggregate Remittance Amount equals the Claim Amount. The Remittance Amount shall mean sixty five percent (65%) of Net Proceeds of the sale of Settlement Shares. On July 10, 2026, after a Fairness Hearing, the Superior Court of California issued an order approving issuance of the Settlement Shares pursuant to Section 3(a) (10) of the Act and Section 25142 of the Corporations Code.

13. SUBSEQUENT EVENTS

On April 13, 2026 a complaint was filed against the Company in the Superior Court of California, County of San Diego. The Plaintiff, who has acquired rights to $398,740 of claims against the Company, is seeking damages in that amount along with attorneys’ fees and costs. On May 14, 2026 the Company and the Plaintiff entered into a Settlement and Mutual Release Agreement (“Agreement”). Pursuant to the terms and conditions of the Agreement following the entry of an Order by the Court after a fairness hearing pursuant to Section 3(a) (10) of the Securities Act of 1933 (the “Securities Act”), and Section 25142 of the California Corporations Code (the “Corporations Code”) and the delivery by the Plaintiff and the Company of the Stipulation of Dismissal in settlement of the Claims, the Company shall issue and deliver to the Plaintiff shares of its Common Stock or Series A Preferred Stock (the “Settlement Shares”) in one or more tranches as necessary, and subject to adjustment and ownership limitations as set forth in the Agreement, sufficient to generate proceeds such that the aggregate Remittance Amount equals the Claim Amount. The Remittance Amount shall mean sixty five percent (65%) of Net Proceeds of the sale of Settlement Shares. On July 10, 2026, after a Fairness Hearing, the Superior Court of California issued an order approving issuance of the Settlement Shares pursuant to Section 3(a) (10) of the Act and Section 25142 of the Corporations Code.

On July 13, 2026 Regen Biopharma Inc. (the “Company”) filed a CERTIFICATE OF DESIGNATION (“Certificate of Designations”) with the Nevada Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as “Series N Preferred Stock” (hereinafter referred to as “Series N Preferred Stock”).

The Board of Directors of the Company have authorized 1,000 shares of the Series N Preferred Stock, par value $0.0001. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series N Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series N Preferred Stock owned by such holder times seventy five million (75,000,000). Except as otherwise required by law holders of Common Stock, other series of Preferred issued by the Corporation, and Series N Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

On July 6, 2026, the Company issued 55,394,667 Common Shares in satisfaction of $2,200 of principal convertible indebtedness, $124 of accrued interest on principal convertible indebtedness and $1,000 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

On July 7, 2026, the Company issued 57,161,333 Common Shares in satisfaction of $2,300 of principal convertible indebtedness, $130 of accrued interest on principal convertible indebtedness and $1,000 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

On July 9, 2026, the Company issued 60,696,333 Common Shares in satisfaction of $2,500 of principal convertible indebtedness, $142 of accrued interest on principal convertible indebtedness and $1,000 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

On July 13, 2026, the Company issued 64,248,333 Common Shares in satisfaction of $2,700 of principal convertible indebtedness, $155 of accrued interest on principal convertible indebtedness and $1,000 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

On July 15, 2026, the Company issued 67,788,833 Common Shares in satisfaction of $2,900 of principal convertible indebtedness, $167 of accrued interest on principal convertible indebtedness and $1,000 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

On July 31, 2026, the Company issued 130,000,000 Common Shares in satisfaction of $4,100 of principal convertible indebtedness and $3,694 of accrued interest on principal convertible indebtedness.

On August 11, 2026, the Company issued 110,000,000 Common Shares in satisfaction of $5,580 of principal convertible indebtedness and $1,020 of accrued interest on principal convertible indebtedness.

Between July 13, 2026, and July 16, 2026, the Company issued 800 Series N Preferred Shares to David Koos, the Company’s CEO, as a Bonus.

On July 28, 2026 the Company issued 15,321,000 Series A Preferred shares to Trillium Partners LP, the Plaintiff in that previously mentioned legal action filed April 13, 2026, in accordance with the terms and conditions of that Settlement and Mutual Release Agreement entered into by and between Trillium Partners LP and the Company.

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

	Three Months Ended
	June 30, 2026		June 30, 2025		Changes
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percentage
Net revenue:
Revenues	$31,640	53.57%	$31,640	13.38%	0	0.00%
Revenues, Related Party	$27,425	46.43%	27,425	11.59%	0	0.00%
Net revenue	59,065	100.00%	59,065	24.97%	0	0.00%

Operating expenses:
Research and Development	0	0.00%	0	0.00%	0	0.00%
General and Administrative	13,842	23.44%	30,697	12.98%	(16,855)	-121.76%
Consulting and Professional Fees	20,694	35.04%	46,624	19.71%	(25,930)	-125.30%
Rent	0	0.00%	22,500	9.51%	(22,500)	-100.00%
Total operating expenses	34,536	58.47%	99,821	42.20%	(65,285)	-189.03%

Loss from operations	24,528	41.53%	(40,756)	-17.23%	65,284	266.16%
Other income (expense):
Interest Expense	(30,360)	-51.40%	-24638	-10.42%	(5,722)	18.85%
Interest Expense attributable to Amortization of Discount	(8,753)	-14.82%	-12639	-5.34%	3,886	-44.39%
Derivative Income (Expense)	(623,200)	-1055.11%	-89259	-37.73%	(533,941)	85.68%
Penalties	0	0.00%		0.00%	0	0.00%
Financing Fees	0			0.00%	0	-100.00%
Total other income (expense), net	(662,313)	-1121.34%	(126,536)	-53.49%	(535,777)	80.89%

Net Income (Loss) before income taxes	(637,785)	-1079.81%	(167,292)	-70.72%	(470,493)	73.77%
		0.00%
Income tax provision	0			0

Net Income (Loss)	$(637,785)	-1079.81%	$(167,292)	-70.72%	(470,493)	73.77%

	Nine Months Ended
	June 30, 2026		June 30, 2025		Changes
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percentage
Net revenue:
Revenues	$94,920	53.57%	$94,920	40.13%	0	0.00%
Revenues, Related Party	82,274	46.43%	82,275	34.78%	-1	0.00%
Net revenue	177,194	100.00%	177,195	74.90%	-1	0.00%

Operating expenses:
Research and Development	212,216	119.76%	0	0.00%	212,216	100.00%
General and Administrative	277,871	156.82%	57,364	24.25%	220,507	79.36%
Consulting and Professional Fees	352,912	199.17%	267,816	113.21%	85,096	24.11%
Rent	15,000	8.47%	67,500	28.53%	(52,500)	-350.00%
Total operating expenses	857,999	484.21%	392,680	166.00%	465,319	54.23%

Loss from operations	(680,805)	-384.21%	(215,485)	-91.09%	(465,320)	68.35%
Other income (expense):
Interest Expense	(84,300)	-47.58%	(72,319)	-30.57%	(11,981)	14.21%
Interest Expense attributable to Amortization of Discount	(26,260)	-14.82%	(37,917)	-16.03%	11,657	-44.39%
Derivative Income (Expense)	177,654	100.26%	(376,312)	-159.08%	553,966	311.82%
Penalties	0	0.00%	0	0.00%	0	0.00%
Financing Fees	0		0	0.00%	0	-100.00%
Total other income (expense), net	67,094	37.86%	(486,548)	-205.68%	553,642	825.17%

Net Income (Loss) before income taxes	(613,711)	-346.35%	(702,033)	-296.77%	88,322	-14.39%
		0.00%
Income tax provision	0		0

Net Income (loss)	$(613,711)	-346.35%	$(702,033)	-296.77%	88,322	-14.39%

Results of Operations

Three months ended June 30, 2026 and 2025

Revenues

Revenues from continuing operations were $59,065 for the three months ended June 30,2026 and $59,065 for the same period ended 2025. $27,425 of revenue from related parties recognized during the three months ended June 30, 2026 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. as did $27,425 for the period ended 2025. $31,640 of revenue recognized during both of the three months ended June 30, 2025 and 2026 were recognized pursuant to licenses granted to Oncology Pharma, Inc.

Operating Expenses

Operating Expense were $34,536 for the three months ended June 30, 2026 and $ 99,821 for the same period ended 2025. The primary operating expense for 2026 consists of $ 20,694 of Consulting & Professional expenses. In the same period in previous year Consulting and Professional fees expenditure were $46,624. During the period ended 2026 General and Administrative expenses amounted to $13,842 constituting the second largest expense recognized during that quarter.

Other Income

For the three months ended March 31 2026, the Company reported a net other loss of $662,313 whereas in the same period ended 2025 the Company reported the net other income (loss) of $(126,536). Net other income for the quarter ended 2026 was primarily driven by Derivative Loss of $623,200 recognized during the quarter ended 2026. The Company also recognized higher interest expense and lower amortization expenses as compared to the quarter ended 2025.

Net Income (Loss)

The Company recognized Profit from Operations of $24,528 during the three months ended June 30, 2026 whereas the Company recognized an Operating Loss of $40,756 for the same period ended 2025. The increase in operating loss during the period ended 2025 relative to the period ended 2026 is larger expenses being incurred in all expense categories.

Net Loss is $ 637,785 for the three months ended June 30, 2026 as opposed to a Net Loss of $167,292 for the same period ended 2025. The difference is primarily attributable to the recognition by the Company of greater Derivative Loss during the period ended in 2026.

Nine Months ended June 30, 2026 and 2025

Revenues

Revenues from continuing operations were $177,194 for the Nine Months ended June 30, 2026 which is essentially equivalent to Revenues from continuing operations for the same period ended 2025. $82,274 of revenue from related parties recognized during the Nine Months ended June 30, 2026 consisted of anniversary expense receivable pursuant to a license granted by the Company to Zander Therapeutics, Inc. as did essentially equivalent revenue from related parties for the period ended 2025. $94,920 of revenue recognized during both of the nine months ended June 30, 2025 and 2026 were recognized pursuant to licenses granted to Oncology Pharma, Inc.

Operating Expenses

Operating Expenses were $857,999 for the Nine Months ended June 30, 2026 and $ 392,680 for the same period ended 2025. The primary operating expense for 2026 consists of $ 352,912 of Consulting & Professional expenses. In the same period in previous year Consulting and Professional fees expenditure were $267,816. During the period ended 2026 General and Administrative expenses amounted to $277,871 constituting the second largest expense recognized during that quarter.

Other Income

For the nine months ended June 30, 2026, the Company reported a net other income of $67,094 whereas in the same period ended 2025 the Company reported the net other expense of $486,548. Net other income for the nine months ended 2026 was primarily driven by Derivative Income of $177,654 recognized during the nine months ended 2026. The Company also recognized higher interest expense and lower amortization expenses as compared to the period ended 2025.

Net Income (Loss)

The Company recognized an Operating Loss of $680,805 during the nine months ended June 30, 2026 whereas the Company recognized an Operating Loss of $215,485 for the same period ended 2025. The increase in operating loss is primarily attributable to an increase in all expense categories other than rent incurred during the period ended 2026 as compared to the period ended in 2025.

Net Loss was $ 613,711 for the nine months ended June 30, 2026 as opposed to a Net Loss of $702,033 for the same period ended 2025. The difference is primarily attributable to the recognition by the Company of Derivative Income during the period ended in 2026.

Working capital deficit decreased by $402,977 from September 30, 2025 to June 30, 2026, primarily due to a decrease in Derivative Liability.

	Nine Months ended June 30
	2026	2025
Net cash used in operating activities	$(285,244)	$(223,586)
Net cash provided by financing activities	215,927	224,631
Net increase (decrease) in cash and cash equivalents	$(69,317)	$1,045

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2026 was $285,244 compared to $223,586, for the same period ended 2025. The increase in cash used in operating activities is primarily attributable to increased operating expenses incurred by the Company during the nine months ended June 30, 2026 as compared to the same period ended 2025.

Financing Activities

Net cash generated by financing activities for the nine months ended June 30, 2026 was $215,927 which consisted of proceeds from sales of newly issued common stock and borrowings from related parties.

Liquidity & Capital Resources Outlook

As of June 30 2026, the Company had cash of $ 239 and net working deficit of approximately $5.9 million.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and it has incurred and expects to continue incur significant research & development cost for products development.

The accompanying financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of June 30, 2026, the Company had cash of approximately $239 and an accumulated deficit of approximately $22 million. The Company has incurred recurring losses, experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. Without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of these financial statements.

Capital Expenditure Commitments

As of June 30, 2026 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2026 and ending on June 30, 2026, David Koos, who serves as the Company’s Principal Executive Officer, Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 13, 2026 a complaint was filed against the Company in the Superior Court of California, County of San Diego. Trillium Partners, LP,( the “ Plaintiff”), who has acquired rights to $398,740 of claims against the Company, sought damages in that amount along with attorneys’ fees and costs.

On May 14, 2026 the Company and the Plaintiff entered into a Settlement and Mutual Release Agreement (“Agreement”). Pursuant to the terms and conditions of the Agreement following the entry of an Order by the Court after a fairness hearing pursuant to Section 3(a) (10) of the Securities Act of 1933 (the “Securities Act”), and Section 25142 of the California Corporations Code (the “Corporations Code”) and the delivery by the Plaintiff and the Company of the Stipulation of Dismissal in settlement of the Claims, the Company shall issue and deliver to the Plaintiff shares of its Common Stock or Series A Preferred Stock (the “Settlement Shares”) in one or more tranches as necessary, and subject to adjustment and ownership limitations as set forth in the Agreement, sufficient to generate proceeds such that the aggregate Remittance Amount equals the Claim Amount. The Remittance Amount shall mean sixty five percent (65%) of Net Proceeds of the sale of Settlement Shares. On July 10, 2026, after a Fairness Hearing, the Superior Court of California issued an order approving issuance of the Settlement Shares pursuant to Section 3(a) (10) of the Act and Section 25142 of the Corporations Code.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2026 the Company issued 640,234,604 Common Shares in satisfaction of $100,179 of principal convertible indebtedness.

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

During the quarter ended June 30, 2026 the Company issued 58,592,204 Common Shares in satisfaction of $8,268 of accrued interest on convertible indebtedness.

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

During the quarter ended June 30, 2026 the Company issued 79,722,604 Common Shares in satisfaction of $10,000 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

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

On July 6, 2026, the Company issued 55,394,667 Common Shares in satisfaction of $2,200 of principal convertible indebtedness, $124 of accrued interest on principal convertible indebtedness and $1,000 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

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

On July 7, 2026, the Company issued 57,161,333 Common Shares in satisfaction of $2,300 of principal convertible indebtedness, $130 of accrued interest on principal convertible indebtedness and $1,000 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

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

On July 9, 2026, the Company issued 60,696,833 Common Shares in satisfaction of $2,500 of principal convertible indebtedness, $142 of accrued interest on principal convertible indebtedness and $1,000 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

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

On July 13, 2026, the Company issued 64,248,333 Common Shares in satisfaction of $2,700 of principal convertible indebtedness, $155 of accrued interest on principal convertible indebtedness and $1,000 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

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

On July 15, 2026, the Company issued 67,788,333 Common Shares in satisfaction of $2,900 of principal convertible indebtedness, $167 of accrued interest on principal convertible indebtedness and $1,000 of fees incurred pursuant to terms and conditions of convertible notes issued by the Company.

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

Between July 13, 2026, and July 16, 2026, the Company issued 800 Series N Preferred Shares to David Koos, the Company’s CEO, as a Bonus.

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

On July 28, 2026 the Company issued 15,321,000 Series A Preferred shares to Trillium Partners LP, the Plaintiff in that previously mentioned legal action filed April 13, 2026, in accordance with the terms and conditions of that Settlement and Mutual Release Agreement entered into by and between Trillium Partners LP and the Company.

The Shares were issued pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 31, 2026, the Company issued 130,000,000 Common Shares in satisfaction of $4,100 of principal convertible indebtedness and $3,694 of accrued interest on principal convertible indebtedness.

The Shares were issued pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On August 11, 2026, the Company issued 110,000,000 Common Shares in satisfaction of $5,580 of principal convertible indebtedness and $1,020 of accrued interest on principal convertible indebtedness.

The Shares were issued pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Item 6. Exhibit Index

EXHIBIT NO.	DESCRIPTION

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002

32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

10.1	AGREEMENT ISSUANCE SERIES N PREFERRED STOCK TO DAVID KOOS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	August 17, 2026

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regen Biopharma, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Acting Chief Financial Officer, Director
Date:	August 17, 2026

